Form 10-K
period 1993-05-31
FINGERMATRIX INC
filed 1996-11-27
CIK 316618

                               FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For the year ended May 31, 1993

                        COMMISSION FILE NUMBER 0-9940

                              FINGERMATRIX, INC.
           (Exact name of registrant as specified in its charter)


           NEW YORK                                        13-2854686
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

     145 Palisade Street
    Dobbs Ferry, New York                                  10522-1617
(Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:  (914) 693-1050

   Securities registered pursuant to Section 12 (b) of the Act:
                                                Name of each exchange
    Title of each class                          on which registered
    Common (Par Value $.02)                               None
    Series A Preferred (Par Value $.01)
    Series B Preferred (Par Value $.01)

   Securities registered pursuant to section 12(g) of the Act:
         Common, Series A Preferred  Series B Preferred
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                    Yes.....        No..X..

Indicate by check mark if disclosure of delinquent filers pursuant to 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes.....        No..X..

The number of shares outstanding of registrant's one class of common stock, as of September 30, 1993, was 16,811,267 shares.


                DOCUMENTS INCORPORATED BY REFERENCE

    Parts I, II, III and IV of the Registrant's Form 10-K for the year ended September 30, 1995 ("1995-10K") filed contemporaneously herewith are incorporated herein by reference.

                             PART I

Reference is made to Items 1 through 4 of 1995 10K for answers to Items 1 through 4 of this Form 10-K.


                            PART II

Reference is made to Items 5 through 9 of 1995 10K for answers to Items 5 through 9 of this Form 10-K.


                            PART III

Reference is made to Items 10 through 13 of 1995 10K for answers to Items 10 through 13 of this Form 10-K.

                            PART IV

Reference is made to Item 14 and Exhibits listed in Item 14 of 1995 10K for answers and Exhibits to Item 14 of this Form 10-K.


                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 10, 1996

                                      FINGERMATRIX, INC.

                                      By:    THOMAS T. HARDING
                                          __________________________________
                                             Thomas T. Harding
                                             President and Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 10, 1996
                                          THOMAS T. HARDING
                                      ________________________________________
                                          Thomas T. Harding
                                          Chief Executive Officer and Director



Dated:  June 10, 1996
                                          GORDON R. MOLESWORTH
                                      ________________________________________
                                          Gordon R. Molesworth
                                          Secretary, Director



Dated:  June 10, 1996
                                          LEWIS S. SCHILLER
                                      ________________________________________
                                          Lewis S. Schiller, Director



Dated:  June 10, 1996
                                          SETH M. LUKASH
                                      ________________________________________
                                          Seth M. Lukash, Director



Dated:  June 10, 1996
                                          FRED I. SONNENFELD
                                      ________________________________________
                                          Fred I. Sonnenfeld, Director