Form 10-K
period 1993-09-30
FINGERMATRIX INC
filed 1996-11-27
CIK 316618

                               FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the four months ended September 30, 1993

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

                              Yes.....            No..X..

The number of shares outstanding of registrant's one class of common stock, as of September 30, 1995, was 3,945,404, and as of April 30, 1996 was.


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


Dated:  June 10, 1996

                                    FINGERMATRIX, INC.


                                    By: _____________________________________
                                          Thomas T. Harding
                                          President and Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 10, 1996
                                     ________________________________________
                                          Thomas T. Harding
                                          President, Director



Dated:  June 10, 1996
                                     ________________________________________
                                          Gordon R. Molesworth
                                          Secretary, Director



Dated:  June 10, 1996
                                     ________________________________________
                                         Lewis Schiller, Director



Dated:  June 10, 1996
                                     ________________________________________
                                         Seth M. Lukash, Director



Dated:  June 10, 1996
                                     ________________________________________
                                          Fred I. Sonnenfeld, Director