Form 10-K
period 1994-09-30
FINGERMATRIX INC
filed 1996-11-27
CIK 316618

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1994

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

                                             Name of each exchange
      Title of each class                     on which registered
        Common ($.02 par value)                       None
   Series A Preferred ($.01 par value)
   Series B Preferred ($.01 par value)

Securities registered pursuant to section 12(g) of the Act:
          Common, Series A Preferred and Series B Preferred
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              Yes.....            No.X....

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

                              Yes.....            No..X...

The number of shares outstanding of registrant's one class of common stock, as of September 30, 1993, was 16,811,267.


                     DOCUMENTS INCORPORATED BY REFERENCE

    Parts I, II, III and IV of the Registrant's Form 10-K for the year ended September 30, 1995 ("1995-10K")filed contmeporaneously herewith are incorporated herein by reference.


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


Dated:  June 10, 1996

                               FINGERMATRIX, INC.


                               By: ________________________________________
                                    Thomas T. Harding
                                    President and Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  June 10, 1996
                                   _________________________________________
                                     Thomas T. Harding
                                     President, Director


Dated:  June 10, 1996
                                   _________________________________________
                                     Gordon R. Molesworth
                                     Secretary, Director



Dated:  June 10, 1996
                                   _________________________________________
                                     Lewis S. Schiller, Director



Dated:  June 10, 1996
                                   _________________________________________
                                     Seth M. Lukash, Director



Dated:  June 10, 1996
                                   _________________________________________
                                   Fred I. Sonnenfeld, Director