Form 10-Q
period 1995-12-31
FINGERMATRIX INC
filed 1996-11-27
CIK 316618

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

                        Commission File Number 0-9940

                              FINGERMATRIX, INC.

      New York                                          13-2854686
 (State of other jurisdiction of                       (IRS Employer
  incorporation or organization)                   Identification Number)

145 Palisade Street, Dobbs Ferry, New York              10522-1617
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: (914) 693-1050

                                 None
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding at December 31, 1995

Common stock $.01 par value                     4,769,830

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

   The accompanying financial statements and information are submitted as required by Form 10-Q. The financial information does not include all disclosures that are required by generally accepted accounting principles.

   In the opinion of management, all adjustments that are necessary to present fairly, the financial position of Fingermatrix, Inc. ("the Company") for the period included, have been made.

                        PART I - FINANCIAL STATEMENTS

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                               BALANCE SHEETS


     ASSETS                                 December 31,  September 30,
                                                1995          1995
                                                ----          ----
Current assets:
 Cash                                       $   406,126    $ 1,067,577
 Prepaid expenses                                26,998         20,855
 Restricted cash                                  -             31,825
                                            -----------    -----------
Total current assets                            433,124      1,120,257

Property and equipment, net of
 accumulated depreciation of $37,404;
 $32,715 at September 30, 1995                   38,359         12,810

Patents, net of accumulated amortization
 of $98,261; $94,961 at September 30,
 1995                                           126,124        129,424
Security deposits                                12,805         12,805
                                            -----------    -----------
                                            $   610,412    $ 1,275,296
                                            -----------    -----------
                                            -----------    -----------

     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable - trade                   $    14,879    $    34,965
 Accrued expenses                               359,812        977,677
 Note payable                                   250,000        250,000
 Current portion of long-term debt              575,623        628,003
                                            -----------    -----------

Total current liabilities                     1,200,314      1,890,645
Long-term debt, less current portion            217,000        540,659
                                            -----------    -----------

Total liabilities                             1,417,314      2,431,304
                                            -----------    -----------

Shareholders' deficiency:
 Common stock, $.01 par value:
  Authorized, 20,000,000 shares;
   issued and outstanding 4,769,830
   shares; 3,945,404 shares at
   September 30, 1995                            47,699         39,454
 Additional paid-in capital                  57,213,751     56,412,163
 Deficit                                    (58,068,352)   (57,607,625)
                                            -----------    -----------

Total shareholders' deficiency                 (806,902)    (1,156,008)
                                            -----------    -----------

Total liabilities and shareholders'
  deficiency                                $   610,412    $ 1,275,296
                                            -----------    -----------
                                            -----------    -----------

                     See notes to financial statements.

PART I - FINANCIAL STATEMENTS


                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS


                                                   Three months
                                                       ended
                                                    December 31,
                                                 -----------------
                                                 1995         1994
                                                 ----         ----
Revenues:
 Net sales                                   $     -        $     -
 Interest income                                  3,118            736
                                             ----------     ----------
                                                  3,118            736
                                             ----------     ----------

Expenses:
 Operating costs                                241,557        133,544
 General and administrative                     199,509        272,696
 Interest                                        22,779         29,516
                                             ----------     ----------
                                                463,845        435,756
                                             ----------     ----------

Net loss                                     $ (460,727)    $ (435,020)
                                             ----------     ----------
                                             ----------     ----------


(Loss) per share                              $    (.11)    $     (.35)(1)
                                             ----------     ----------
                                             ----------     ----------

Weighted average number of shares             4,126,947      1,227,282(1)
                                             ----------     ----------
                                             ----------     ----------


(1) Adjusted to reflect reverse .07 for 1 stock split effected in April, 1995.

                     See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

    CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY IN ASSETS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1995

                                                         AdditionaL     Development
                                    Common Stock           Paid-In         Stage
                                  Share       Amount       Capital         Deficit         Total
                                ---------    --------    -----------    ------------     -----------
Balance, September 30, 1995     3,945,404    $ 39,454    $56,412,163    $(57,607,625)    $(1,156,008)

Warrants exercised                804,926       8,050        757,908          -              765,958

Common stock issued in lieu
 of bonuses to employees           19,500         195         43,680          -               43,875

Net loss for the three
 months ended
 December 31, 1995                  -            -             -            (460,727)       (460,727)
                                ---------    --------    -----------    ------------     -----------
Balance, December 31,
 1995                           4,769,830    $ 47,699    $57,213,751    $(58,068,352)    $  (806,902)
                                ---------    --------    -----------    ------------     -----------
                                ---------    --------    -----------    ------------     -----------

                     See notes to financial statements.

PART I - FINANCIAL STATEMENTS



                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS


                                                   Three months
                                                       ended
                                                    December 31,
                                                  1995        1994
                                             ----------     ---------
Cash flows from operating activities:
 Net loss                                    $ (460,727)    $(435,020)
                                             ----------     ---------

 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                   4,691         2,212
   Amortization                                   3,300         3,300

 Increase (decrease) in cash flows from
  changes in operating assets and
  liabilities:
   Prepaid expenses                              (6,144)         (876)
   Accounts payable                             (20,086)        -
   Accrued expenses                            (563,274)      167,076
   Accrued payroll and taxes                    (10,716)        -
                                             ----------     ---------

Net cash used in operating activities        (1,052,956)     (263,308)
                                             ----------     ---------

Cash flows from investing activities:
 Acquisition of property and equipment          (30,238)       (2,366)
                                             ----------     ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock         765,958         -
 Repayment of notes payable                    (200,000)        -
 Repayment of long-term debt                   (176,040)        -
 Proceeds from issuance of notes                 -            575,955
                                             ----------     ---------

Net cash provided by financing activities       389,918       575,955
                                             ----------     ---------

Net increase (decrease) in cash                (693,276)      310,281
Cash, beginning of period                     1,099,402        13,567
                                             ----------     ---------

Cash, end of period                          $  406,126     $ 323,848
                                             ----------     ---------
                                             ----------     ---------

Supplemental disclosures:
 Increase in stockholders' equity
  resulting from issuance of stock
  in lieu of bonuses                         $   43,875     $   -
                                             ----------     ---------
                                             ----------     ---------

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                     THREE MONTHS ENDED DECEMBER 31, 1995



1.  Basis of Presentation

   The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes for the years ended September 30, 1995, 1994, 1993 and May 31, 1993.

    Business operations

   The Company has been in the development stage and, accordingly, has directed its efforts and resources to product and prototype development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September, 1994, at which date a Trustee was appointed. On March 31, 1995, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors.


2.  Stock Warrants

In addition to the common shares issued pursuant to the terms of the reorganization plan, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants issued for the preceding three months is detailed in the chart below.

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                     THREE MONTHS ENDED DECEMBER 31, 1995


2.  Stock Warrants (continued)

      Summary of warrants exercised and outstanding:

             Number of                  Number of
             Warrants                   Warrants
            Outstanding                Outstanding                Total
                at                          at       Exercise   Potential
            September 30,   Warrants   December 31,    Price    Conversion
  Class         1995        Exercised      1995      Per Share    Amounts
  -----    --------------   ---------      ----      ---------    -------
A Warrants     2,996,625     664,229     2,332,396     $1.00     $2,332,396(a)

B Warrants       222,041      15,697       206,344     $2.00     $  412,688

C Warrants       300,000     125,000       175,000     $ .01     $    1,750

Additional
 Warrants        200,000        -          200,000     $ .01     $    2,000


(a)  Warrants expire January 18, 1996.

   Class A warrants entitle the holder thereof to purchase for $1.00 one share of common stock in exchange for one warrant. Exercising party shall also receive one-half of one B Warrant.

   Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant.

   Class C and additional Warrants entitle the holder thereof to purchase for $.01 one share of common stock in exchange for one warrant.

   Between October 1, 1995 and December 31, 1995, warrants were exercised generating $765,958 and resulting in the issuance of 804,926 common shares.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS



   The following discussion and analysis should be read in conjunction with the condensed Financial Statements of the Company and notes thereto annexed hereto.


Liquidity and Capital Resources

   After nearly twenty years of operation and a bankruptcy reorganization, the Company is still a development stage company and it still has not yet achieved a sufficient volume of sales to cover the large expenditures required for product development, production engineering, tooling, equipment, and promotion and sale of its products. As a consequence, the Company has continuously operated at a loss from its inception to the present. It has been and is currently dependent on the sale of its securities to fund its operations.

   By filing for relief under the Bankruptcy Law, the Company expected to shed itself of a substantial portion of the burden of its prior capitalization and, to a lesser extent, of its general unsecured debt, so as to be able to finance further development and marketing of its fingerprint identification technology, which appeared to be much more advanced in many areas than the technology being used by others.

   During the quarter ended December 31, 1995, the Company received $766,000 from the conversion of its warrants issued under the Bankruptcy Plan.

   Notwithstanding that the Company had as of December 31, 1995 cash in the sum of $406,000, the Company had on that date a working capital deficiency of $767,000, which deficiency was due to the portion of the Bankruptcy Obligations payable within one year. The monthly costs of the Company for the quarter ended December 31, 1995 averaged $155,000. As of April 30, 1996, the Company had $804,000 in cash in banks or in cash equivalents. Based upon continuation of such monthly operating costs, the Company has sufficient capital to continue for at least seven months from April 30, 1996 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities. While the Company is expecting orders for its Single Print Scanner, at this time, however, it does not have any orders, nor can it represent that it will obtain orders.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

   The monthly operating costs do not take into account the remaining payments which the Company has to make on the bankruptcy obligations. The remaining payments owed on the bankruptcy obligations are the sum of $417,000 to SIS, with $200,000 due October 19, 1996 and $217,000 due April 19, 1997; the sum of $87,915 to the general unsecured creditors due October 19, 1996. The Company has paid on the bankruptcy obligations through April 30, 1996 a total of $1,766,694, all of its financed from funds raised from the equity lenders and the private placement.

   In order to finance funding for operations of the Company as well as to pay for the bankruptcy obligations, the Company may seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. Also refer to footnote 2 to the Condensed Financial Statements, that discusses the outstanding warrants available for conversion at December 31, 1995.


Results of Operations

   During the three months ended December 31, 1995 and 1994, the Company had no revenues from sales or service. During the same period, operating costs increased $108,000, or 81%, as compared to the corresponding prior year period. This is primarily attributable to the Company's increased focus on product development and production of its initial products. The main components of operating expenses are payroll and related employment costs, outside consulting development costs, and research and development costs. Said costs aggregated $186,000 for the 1995 period, as compared with $129,600 for 1994.

   General and administrative expenses decreased $73,000 in the 1995 quarter, as compared to 1994, or 27%. The 1994 period included bankruptcy related professional fees aggregating approximately $138,000, as compared with $68,000 for the 1995 period. The other components of general and administrative expenses remained relatively constant, as compared with the prior year.

   Interest expense decreased from $29,500 in 1994 to $22,800, or 23%, in 1995. This is the result of the debt repayments made once the Company emerged from bankruptcy in April, 1995.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   See Form 8-K date July 10, 1996 filed by the Registrant contemporaneously herewith, which reports upon a proceeding instituted by former Chairman and Chief Executive Officer of Registrant, Michael Schiller to remove the legend placed on his share certificate for 200,000 shares of Registrant's common stock issued to Mr. Schiller upon his exercise of warrants granted to him. Said Form 8-K is incorporated herein by reference.


Item 6.  Exhibits and Reports on  Form 8-K

           (a)  No exhibits.

           (b) Reports on Form 8-K. Contemporaneously with the filing of this report, there was filed with the Commission a Form 8-K dated July 10, 1996. Said report, however, does not deal with the quarter reported upon, and is only filed for informational purposes. No other reports were filed in this quarter.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FINGERMATRIX, INC.
                                        (Registrant)



Dated July 10, 1996                     By
                                           Thomas T. Harding, President