Form 10-Q
period 1996-03-31
FINGERMATRIX INC
filed 1996-11-27
CIK 316618

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to

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

                                 None
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding at March 31, 1996

Common stock $.01 par value                     6,522,020

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

                                BALANCE SHEETS

                                    ASSETS


                                             March 31,      September 30,
                                               1996             1995
                                            -----------      -----------
Current assets:
 Cash                                       $ 1,367,433      $ 1,067,577
 Prepaid expenses                                27,627           20,855
 Other current assets                             7,130            -
 Restricted cash                                  -               31,825
                                            -----------      -----------
Total current assets                          1,402,190        1,120,257

Property and equipment, net of
 accumulated depreciation of $44,880;
 $32,715 at September 30, 1995                   84,203           12,810
Patents, net of accumulated amortization
 of $101,561; $94,961 at September 30,
 1995                                           122,824          129,424
Security deposits                                12,805           12,805
                                            -----------      -----------
                                            $ 1,622,022      $ 1,275,296
                                            -----------      -----------
                                            -----------      -----------

                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS


                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                                BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                             March 31,      September 30,
                                                1996             1995
                                            -----------      -----------
Current liabilities:
 Accounts payable - trade                   $    33,081      $    34,965
 Accrued expenses                               120,159          977,677
 Note payable                                   250,000          250,000
 Current portion of long-term debt              575,623          628,003
                                            -----------      -----------
Total current liabilities                       978,863        1,890,645

Notes payable, less current
 maturities                                     217,000          540,659
                                            -----------      -----------
Total liabilities                             1,195,863        2,431,304
                                            -----------      -----------

Shareholders' equity (deficiency):
 Common stock                                    65,221           39,454
 Additional paid-in capital                  59,019,390       56,412,163
 Development stage deficit                  (58,658,452)     (57,607,625)
                                            -----------      -----------
Total shareholders' equity (deficiency)         426,159       (1,156,008)
                                            -----------      -----------
Total liabilities and shareholders'
  equity (deficiency)                       $ 1,622,022      $ 1,275,296
                                            -----------      -----------
                                            -----------      -----------


                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                             FINGERMATRIX, INC.

                     CONDENSED STATEMENTS OF OPERATIONS


                              Three months ended        Six months ended
                                   March 31,                 March 31,
                               -----------------        ------------------
                               1996         1995        1996          1995
                               ----         ----        ----          ----
Revenues:
 Net sales                  $   -        $    -      $      -       $    -
 Interest income                8,933          799        12,051        1,535
                            ---------    ---------   -----------    ---------
                                8,933          799        12,051        1,535
                            ---------    ---------   -----------    ---------
Expenses:
 Operating costs              238,624      108,035       429,511      230,392
 General and administrative   330,573      283,845       589,122      567,728
 Interest                      21,466       35,908        44,245       65,424
                              590,663      427,788     1,062,878      863,544
                            ---------    ---------   -----------    ---------

Net loss                    $(581,730)   $(426,989)  $(1,050,827)   $(862,009)
                            ---------    ---------   -----------    ---------
                            ---------    ---------   -----------    ---------

Loss per share              $    (.10)   $    (.35)  $      (.20)   $    (.70)
                            ---------    ---------   -----------    ---------
                            ---------    ---------   -----------    ---------
Weighted average number of
 shares outstanding         6,055,961    1,227,282(1)  5,091,454    1,227,282(1)
                            ---------    ---------   -----------    ---------
                            ---------    ---------   -----------    ---------


(1)  Adjusted to reflect reverse .07 for 1 stock split effected in April, 1995.



                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                            FINGERMATRIX, INC.
                       (A Development Stage Company)

           CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED MARCH 31, 1996

                                                                AdditionaL      Development
                                        Common Stock             Paid-In           Stage
                                    Share         Amount         Capital          Deficit           Total
                                  ---------     ---------      -----------      ------------      -----------
Balance, September 30, 1995       3,945,404      $ 39,454      $56,412,163      $(57,607,625)     $(1,156,008)

Warrants exercised                2,442,116        24,422        2,305,947             -            2,330,369

Common stock issued in lieu
 of bonuses to employees            134,500         1,345          301,280             -              302,625

Net loss for the six
 months ended
 March 31, 1996                       -              -               -            (1,050,827)      (1,050,827)
                                  ---------     ---------      -----------      ------------      -----------
Balance, March 31, 1996           6,522,020     $  65,221      $59,019,390      $(58,658,452)     $   426,159
                                  ---------     ---------      -----------      ------------      -----------

                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                              FINGERMATRIX, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                For the         For the
                                               six months      six months
                                                 ended           ended
                                                March 31,       March 31,
                                                   1996            1995
                                               -----------       ---------
Cash flows from operating activities:
 Net loss                                      $(1,050,827)      $(862,009)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                     12,165           4,506
   Amortization                                      6,600           6,600

 Increase (decrease) in cash flows
  from changes in operating assets
  and liabilities:
   Prepaid expenses                                 (6,771)         (2,578)
   Accounts payable                                 (1,884)         29,851
   Accrued expenses                               (559,273)        320,559
   Accrued payroll and taxes                         3,249           -
   Other current assets                             (6,000)          1,900
                                               -----------       ---------
Net cash used in operating activities           (1,602,741)       (501,171)
                                               -----------       ---------

Cash flows from investing activities:
 Acquisition of property and equipment             (83,557)         (9,078)
                                               -----------       ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock          2,330,369           -
 Repayment of notes payable                       (200,000)          -
 Payment of current portion of
  long-term debt                                  (176,040)          -
 Proceeds from issuance of notes                     -             575,955
                                               -----------       ---------

Net cash provided by financing
 activities                                      1,954,329         575,955
                                               -----------       ---------

Net increase in cash                               268,031          65,706
Cash, beginning of period                        1,099,402          13,567
                                               -----------       ---------
Cash, end of period                            $ 1,367,433       $  79,273
                                               -----------       ---------
                                               -----------       ---------

Supplemental disclosures:
 Increase in stockholders' equity
  resulting from issuance of stock
  in lieu of bonuses                           $   302,625       $   -
                                               -----------       ---------
                                               -----------       ---------


                      See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                       SIX MONTHS ENDED MARCH 31, 1996



1.  Basis of Presentation

   The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes for the years ended September 30, 1995, 1994, 1993 and May 31, 1993.

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


2.  Stock Warrants

   In addition to the common shares issued pursuant to the terms of the reorganization plan, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants exercised for the preceding six months is detailed in the chart below.

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                       SIX MONTHS ENDED MARCH 31, 1996

2.  Stock Warrants (continued)

      Summary of warrants exercised and outstanding:

             Number of                 Number of
             Warrants                  Warrants                    Total
           Outstanding at             Outstanding at  Exercise   Potential
            September 30,   Warrants     March 31,     Price     Conversion
  Class         1995       Exercised       1996      Per Share     Amounts
  -----    --------------  ---------  -------------  ---------   ----------
A Warrants    2,996,625    2,224,948        -   (a)   $ - (a)     $    (a)

B Warrants      222,041       17,168     204,873      $ 2.00      $  409,746

C Warrants      300,000      200,000     100,000      $  .01      $    1,000

Additional
 Warrants       200,000        -         200,000      $  .01      $    2,000


(a)  Warrants expired January 18, 1996.

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

   Between October 1, 1995 and March 31, 1996, warrants were exercised generating $2,330,369 and resulting in the issuance of 2,442,116 common shares.

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

   During the six months ended March 31, 1996, the Company received $2,330,000 from the conversion of its warrants issued under the Bankruptcy Plan.

   The Company had as of March 31, 1996 cash in the sum of $1,367,000 and working capital of $423,300. On May 23, 1996, a $250,000 note payable was converted into 250,000 shares of common stock, thereby increasing working capital accordingly. The monthly costs of the Company for the six months ended March 31, 1996 averaged $177,000. Based upon continuation of such monthly operating costs, the Company has sufficient capital to continue for approximately seven months from March 31, 1996 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities. While the Company is expecting orders for its Single Print Scanner, at this time, however, it does not have any orders, nor can it represent that it will obtain orders.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

   The monthly operating costs do not take into account the remaining payments which the Company has to make on the bankruptcy obligations. The remaining payments owed on the bankruptcy obligations are the sum of $417,000 to SIS, with $200,000 due October 19, 1996 and $217,000 due April 19, 1997; the sum of $87,915 to the general unsecured creditors due October 19, 1996. The Company has paid on the bankruptcy obligations through April 30, 1996 a total of $1,766,694, all of it financed from funds raised from equity lenders and private placement. In addition, in May, 1996, the holder of a $250,000 note agreed to convert the entire principal amount into 250,000 shares of common stock.

   In order to finance funding for operations of the Company as well as to pay for the bankruptcy obligations, the Company may seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. Also refer to footnote 2 to the Condensed Financial Statements, that discusses the outstanding warrants available for conversion at March 31, 1996.


Results of Operations

   During the six months and three months ended March 31, 1996 and 1995, the Company had no revenues from sales or service. During the same period, operating costs increased $199,000 and $130,000, or 86% and 120%, respectively, as compared to the corresponding prior year period. This is directly attributable to the Company's increased focus on product development and production of its initial products. The main components of operating expenses are payroll and related employment costs, outside consulting development costs, and research and development costs. Said costs aggregated $417,500 for the six months ended March 31, 1996, as compared with $226,000 for 1995. For the respective three month periods, the amounts were $238,600 and $108,000.

   General and administrative expenses increased 4% or $21,000 in six months ended March 31, 1996, as compared to 1995. This is the result of the change in the Company's focus in 1996, as compared to 1995. In 1995, the Company was still operating as a debtor-in-possession, and, accordingly, was attempting to finalize its Plan of Reorganization. In 1996, the main activity was to return to development and attempting to market the Company's products. In 1995, bankruptcy and other professional fees included in general and administrative expenses totalled $300,000, as compared to $160,000 in 1996. Offsetting this $140,000 decrease in expenses were increases aggregating $161,000 for insurance, stockholder mailing and correspondence, telephone and other office expenses.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FINGERMATRIX, INC.
                                       (Registrant)


Dated July 10, 1996                    By THOMAS T. HARDING
                                          ____________________________
                                          Thomas T. Harding, President