Form 10-Q
period 1996-06-30
FINGERMATRIX INC
filed 1996-11-27
CIK 316618

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                          Yes  X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding at June 30, 1996

Common stock $.01 par value                     7,181,780

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

PART I - FINANCIAL STATEMENTS

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                              June 30,      September 30,
                                                1996             1995
                                                ----             ----
Current assets:
 Cash                                       $   632,872      $ 1,067,577
 Inventories                                     95,000            -
 Prepaid expenses                                36,329           20,855
 Other current assets                            15,275            -
 Restricted cash                                  -               31,825
                                            -----------      -----------
Total current assets                            779,476        1,120,257

Property and equipment, net of
 accumulated depreciation of $56,780;
 $32,715 at September 30, 1995                  152,157           12,810

Patents, net of accumulated amortization
 of $104,860; $94,961 at September 30,
 1995                                           118,612          129,424
Security deposits                                12,805           12,805
                                            -----------      -----------
                                            $ 1,063,050      $ 1,275,296
                                            -----------      -----------
                                            -----------      -----------

                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                                BALANCE SHEETS

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                              June 30,      September 30,
                                                1996             1995
                                                ----             ----
Current liabilities:
 Accounts payable - trade                   $    79,347      $    34,965
 Accrued expenses                                26,895          977,677
 Note payable                                     -              250,000
 Current portion of long-term debt              504,784          628,003
                                            -----------      -----------
Total current liabilities                       611,026        1,890,645

Notes payable, less current
 maturities                                       -              540,659
                                            -----------      -----------
Total liabilities                               611,026        2,431,304
                                            -----------      -----------

Shareholders' equity (deficiency):
 Common stock                                    71,818           39,454
 Additional paid-in capital                  59,657,124       56,412,163
 Development stage deficit                  (59,276,918)     (57,607,625)
                                            -----------      -----------
Total shareholders' equity (deficiency)         452,024       (1,156,008)
                                            -----------      -----------
Total liabilities and shareholders'
  equity (deficiency)                       $ 1,063,050      $ 1,275,296
                                            -----------      -----------
                                            -----------      -----------

                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                             FINGERMATRIX, INC.

                     CONDENSED STATEMENTS OF OPERATIONS

                              Three months ended        Nine months ended
                                   June 30,                 June 30,
                               -----------------        ------------------
                               1996         1995        1996          1995
                               ----         ----        ----          ----
Revenues:
 Net sales                  $   -       $     -      $      -       $    -
 Interest income                8,282          366        20,333        1,901
                            ---------   ----------   -----------    ---------
                                8,282          366        20,333        1,901
                            ---------   ----------   -----------    ---------
Expenses:
 Operating costs              329,894      129,136       795,923      379,275
 General and administrative   287,958      197,491       840,562      745,472
 Interest                       8,896       22,862        53,141       65,424
                            ---------   ----------   -----------    ---------
                              626,748      349,489     1,689,626    1,190,171
                            ---------   ----------   -----------    ---------

Loss before extraordinary
 gain                        (618,466)    (349,123)   (1,669,293)  (1,188,270)
Extraordinary credit - gain
 on debt restructuring          -        1,781,128         -        1,781,128
                            ---------   ----------   -----------    ---------
Net income (loss)           $(618,466)  $1,432,005   $(1,669,293)   $ 592,858
                            ---------   ----------   -----------    ---------
                            ---------   ----------   -----------    ---------

Earnings (loss) per share
 before extraordinary
 credit                     $    (.09)   $    (.11)   $    (.30)  $      (.64)
Extraordinary credit            -              .57        -               .96
                            ---------   ----------   -----------    ---------
Net earnings (loss)
 per common share           $    (.09)  $      .46   $      (.30)   $     .32
                            ---------   ----------   -----------    ---------
                            ---------   ----------   -----------    ---------
Weighted average number of
 shares outstanding         6,701,770    3,099,859(1)  5,607,922    1,853,279(1)
                            ---------    ---------   -----------    ---------

(1)  Adjusted to reflect reverse .07 for 1 stock split effected in April, 1995.


                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

           CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED JUNE 30, 1996

                                       Common Stock             AdditionaL       Development
                                    --------------------         Paid-In            Stage
                                    Share         Amount         Capital           Deficit           Total
                                    -----         ------         -------           -------           -----
Balance, September 30, 1995       3,945,404      $ 39,454      $56,412,163      $(57,607,625)      $(1,156,008)
Warrants exercised                2,751,876        27,519        2,597,181             -             2,624,700

Common stock issued in lieu
 of bonuses to employees            134,500         1,345          301,280             -               302,625

Note payable converted to
 common stock                      250,000          2,500          247,500             -               250,000

Shares issued pursuant to
 private placement                 100,000          1,000           99,000             -               100,000

Net loss for the nine
 months ended
 June 30, 1996                        -              -               -            (1,669,293)       (1,669,293)
                                  ---------      --------      -----------      ------------       -----------
Balance, June 30, 1996            7,181,780      $ 71,818      $59,657,124      $(59,276,918)      $   452,024
                                  ---------      --------      -----------      ------------       -----------
                                  ---------      --------      -----------      ------------       -----------

                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                             For the           For the
                                           nine months       nine months
                                              ended             ended
                                             June 30,          June 30,
                                               1996              1995
                                            -----------       -----------
Cash flows from operating activities:
 Loss before extraordinary credit           $(1,669,293)      $(1,188,270)
 Extraordinary credit                             -             1,781,128
                                            -----------       -----------
 Net income (loss)                           (1,669,293)          592,858
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                  24,976             7,000
   Amortization                                   9,900             9,900
   Extraordinary gain                             -            (1,781,128)
 Increase (decrease) in cash flows
  from changes in operating assets
  and liabilities:
   Inventories                                  (95,000)            -
   Prepaid expenses                             (15,474)            4,925
   Accounts payable                              44,382            (7,708)
   Accrued expenses                            (648,156)          636,419
   Other current assets                         (15,275)            1,900
                                            -----------       -----------
Net cash used in operating activities        (2,363,940)         (535,834)
                                            -----------       -----------

Cash flows from investing activities:
 Acquisition of property and equipment        (163,412)            (9,078)
                                            -----------       -----------

Cash flows from financing activities:
 Payment to restricted cash account               -               (25,529)
 Proceeds from issuance of common stock       2,724,700           779,100
 Repayment of notes payable                    (400,000)         (250,000)
 Payment of current portion of
  long-term debt                               (263,878)            -
 Proceeds from issuance of notes                  -               575,955
 Payments from employee                           -                17,225
 Payments to creditors as part of
  debt restructuring                              -              (446,124)
                                            -----------       -----------

Net cash provided by financing
 activities                                   2,060,822           650,627
                                            -----------       -----------

Net (decrease) increase in cash                (466,530)          105,715
Cash, beginning of period                     1,099,402            13,567
                                            -----------       -----------

Cash, end of period                         $   632,872       $   119,282
                                            -----------       -----------
                                            -----------       -----------
                      See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                                (Continued)

                                             For the           For the
                                           nine months       nine months
                                              ended             ended
                                             June 30,          June 30,
                                               1996              1995
                                            -----------       -----------
Supplemental disclosures:
 Increase in stockholders' equity:
  Issuance of stock in lieu of bonuses      $   302,625
  Conversion of note payable                    250,000
                                            -----------
                                            $   552,625
                                            -----------
                                            -----------


                      See notes to financial statements.

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE 30, 1996


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes for the years ended September 30, 1995, 1994, 1993 and May 31, 1993.

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


2.  Stock Warrants

    In addition to the common shares issued pursuant to the terms of the reorganization plan, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants exercisable at June 30, 1996 is detailed in the chart below.

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE 30, 1996


2.  Stock Warrants (continued)

                                     Number of
                                     Warrants                    Total
                                  Outstanding at   Exercise    Potential
                                     June 30,       Price      Conversion
  Class                                1996        Per Share     Amounts
                                  --------------   ---------   ----------
B Warrants                          1,306,433       $ 2.00     $2,612,866

C Warrants                            100,000       $  .01     $    1,000

Additional Warrants                   200,000       $  .01     $    2,000


    Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant.

    Class C and additional Warrants entitle the holder thereof to purchase for $.01 one share of common stock in exchange for one warrant.

    Between October 1, 1995 and June 30, 1996, warrants were exercised generating $2,624,700 and resulting in the issuance of 2,751,876 common shares.

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

    During the nine months ended June 30, 1996, the Company received $2,624,700 from the conversion of its warrants issued under the Bankruptcy Plan.

    The Company had as of June 30, 1996 cash in the sum of $632,800 and working capital of $168,450. On May 23, 1996, a $250,000 note payable was converted into 250,000 shares of common stock, thereby increasing working capital accordingly. The monthly costs of the Company for the nine months ended June 30, 1996 averaged $188,000. Based upon continuation of such monthly operating costs, the Company has sufficient capital to continue for approximately four months from June 30, 1996 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities. While the Company is expecting orders for its Single Print Scanner, at this time, however, it does not have any orders, nor can it represent that it will obtain orders. However, pursuant to a private placement agreement, the Company is scheduled to receive eight monthly $100,000 installments, through February, 1997. Additionally, the Company is anticipating that a substantial portion of the outstanding B warrants will be exercised through January, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

    The monthly operating costs do not take into account the remaining payments which the Company has to make on the bankruptcy obligations. The remaining payments owed on the bankruptcy obligations are the sum of $417,000 to SIS, with $200,000 due October 19, 1996 and $217,000 due April 19, 1997; the sum of $87,784 to the general unsecured creditors due October 19, 1996. The Company has paid on the bankruptcy obligations through April 30, 1996 a total of $1,766,694, all of it financed from funds raised from equity lenders and private placement.

    In order to finance funding for operations of the Company as well as to pay for the bankruptcy obligations, the Company may seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. Also refer to footnote 2 to the Condensed Financial Statements, that discusses the outstanding warrants available for conversion at June 30, 1996.


Results of Operations

    During the nine months and three months ended June 30, 1996 and 1995, the Company had no revenues from sales or service. During the same period, operating costs increased $416,000 and $201,000, or 110% and 155%, respectively, as compared to the corresponding prior year period. This is directly attributable to the Company's increased focus on product development and production of its initial products. The main components of operating expenses are payroll and related employment costs, outside consulting and development costs, and research and development costs. Said costs aggregated $775,000 for the nine months ended June 30, 1996, as compared with $372,000 for 1995. For the respective three month periods, the amounts were $323,000 and $126,000.

    General and administrative expenses increased 13% or $95,000 in nine months ended June 30, 1996, as compared to 1995. This is the result of the change in the Company's focus in 1996, as compared to 1995. In 1995, the Company was still operating as a debtor-in-possession, and, accordingly, was attempting to finalize its Plan of Reorganization. In 1996, the main activity was to return to development and attempting to market the Company's products. In 1995, bankruptcy and other professional fees included in general and administrative expenses totalled $361,000, as compared to $250,000 in 1996. Offsetting this $111,000 decrease in expenses were increases aggregating $206,000 for insurance, stockholder mailing and correspondence, telephone and other office expenses.

    Interest expense is decreasing as the Company liquidates its interest bearing obligations.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FINGERMATRIX, INC.
                                       (Registrant)



Dated August 15, 1996                  By ________________________________
                                          Thomas T. Harding, President