Form 10-K
period 1995-09-30
FINGERMATRIX INC
filed 1996-12-03
CIK 316618

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended September 30, 1995
      (Also covers material applicable to Form 10-K for the fiscal years ended May 31, 1993, September 30, 1993 and September 30, 1994)

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

                                          Name of each exchange
      Title of each class                  on which registered
            Common                                None

Securities registered pursuant to section 12(g) of the Act:
                             Common
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                            Yes                  No   X

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

                            Yes                  No   X

The number of shares outstanding of registrant's one class of common stock, as of September 30, 1995, was 3,945,404, and as of April 30, 1996 was 7,090,347.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                                   PART I

Item 1.      BUSINESS.

(a)      Summary of Registrant's Affairs During Bankruptcy Proceeding.

    The Registrant filed for protection under Chapter 11 of the United States Bankruptcy Laws (11 U.S. Code) on September 15, 1993 in the United States Bankruptcy Court for the Southern District of New York. For about seventeen years previous to the filing,1 Registrant was in the business of developing fingerprint identification systems primarily for use by law enforcement agencies. During this seventeen-year period the Registrant was, and to the present time is, a "development stage" company. Prior to filing for bankruptcy relief, the Registrant lost approximately $54,000,000 raised from equity investors. During the seventeen year period, the Registrant was not able to achieve annual sales in excess of $200,000, and over this period of time only had revenues totaling $3,000,000.

    Pursuant to a Second Amended Disclosure Statement dated as of March 10, 1995, prepared and filed in accordance with 11 U.S. Code Section 1125 and Bankruptcy Court Rule 3017 ("Disclosure Statement"), and a Second Amended Plan of Reorganization dated as of March 10, 1995 ("the Plan"), the Plan was voted upon and approved by the creditors and shareholders of the Registrant and
confirmed by the Bankruptcy Court by an order dated March 31, 1995.2   In
accordance with the Plan, the Registrant exited from the protection of the Bankruptcy Court3 and the Registrant's management was transferred from a Trustee appointed by the Bankruptcy Court to a Board of Directors whose members were representative of the creditors, shareholders and other persons having an interest in Registrant. See Item 10: "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" and Item 13: "CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS - SIS Capital Corp. and Shareholder Alliance".

------------------------
1 This period, or any portion thereof, shall sometimes be referred to herein as "pre-petition".
2 The Plan was subsequently modified in minor aspects with respect to issuance of new shares of common stock and warrants as will be described in Part II,
Item 5 "Recent Sales of Securities".
3 The period subsequent to the confirmation of the Plan shall sometimes be referred to herein as "post confirmation", and the period subsequent to the filing of the petition and before confirmation of the Plan shall sometimes be referred to herein as "post petition".

    Under the Plan, after providing for administrative claims, expenses and fees, the Registrant was authorized, among other things: (i) to settle and repay loans made to the Registrant subsequent to the filing of its petition under Chapter 11 of the Bankruptcy Law by a creditor, SIS Capital Corp.
("SIS") in the amount of $1,067,000, and to grant to SIS a lien on all of Registrant's assets until said loans would be repaid4 and issuing securities as hereinafter described; (ii) to settle the claims of its general unsecured creditors by issuing securities as hereinafter described and paying them 25% of their allowed claims which payments would be made in four installments of 5%, 10%, 5%, and 5%, with the first installment at Distribution Date of the Plan (April 19, 1995) and each other installment at six month intervals thereafter;
(iii) to reorganize its capitalization by changing its authorized common shares from 40,000,000 shares of common stock ($.02 par value) to 20,000,000 shares ($.01 par value), but maintaining authority to issue 1,000,000 Preferred Shares ($.01 par value); (iv) pursuant to the reorganized capitalization, to cancel its former securities, issue new securities in replacement thereof to its shareholders and to its creditors, including warrants that granted the holders the option to purchase additional shares of the newly authorized shares; (v) to issue new securities to a number of persons who loaned money to the Registrant subsequent to the filing under Chapter 11 and who converted such loans to equity; and (vi) to authorize financing up to $3,500,000 through the issuance of new securities in accordance Section 1145 of the Bankruptcy Laws (11 U.S. Code Section 1145) which permits such issuance without requiring registration under the Securities Act of 1993, as amended ("Securities Act").

    The Plan indicated that the Registrant had reported in its consolidated federal income tax return for 1992 a net operating loss ("NOL") carry-forward. The Plan opined that the Registrant can utilize NOL carry-forward to offset income earned and to minimize its potential liability for alternative minimum tax, if such were applicable. The Plan also set forth several warnings with respect to the availability of the NOL carry-forward by the Registrant, among them being that the tax law may change as to carry-forward of NOLs by doing away with the NOL, and that the Plan's terms may preclude or disqualify the carry-forward of NOL if the Plan resulted in a change of ownership greater than that allowed under Section 382 of the Internal Revenue Code. Based upon the Registrant's federal tax returns and upon the present status of the Internal Revenue Code, it appears that the gross amount of the NOL available for the tax year 1996 was $46,864,833 with varying amounts expiring between 1996 and the year 2010. Accordingly, with the passing of each year the amount of the NOL is reduced such that by the year 2011 there would be no NOL available. The Registrant

-------------------------------
4 For details and risks attendant to the lien, see: Item 13: "CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS-Risk of Foreclosure of SIS First Lien on Assets of Registrant."

makes no representation that all or any part of the NOL will be applied to offset federal taxes on future income, although its management believes that such offset shall be available to it.

    The Bankruptcy court retained jurisdiction to supervise the carrying out of the Plan and to adjudicate any disputed or disallowed claims against the Registrant and any disputed claims of Registrant against third parties.

    In soliciting acceptance of the Plan from the creditors and shareholders, the Disclosure Statement contained an Interim Business Plan dated January 26, 1995 ("the Business Plan") drawn by Thomas T. Harding, the current President of the Registrant. The premise of the Business Plan was that Registrant would cease seeking contracts for large complex finger identification systems from governmental agencies, and concentrate on being a supplier of certain sub-systems and small systems which would be readily available as "off-the-shelf products". Such a strategy would avoid the Registrant spending enormous numbers of hours preparing bids and responses to requests for proposals, as well as Registrant not having to design and develop the particular kind of system which the Buyer wanted. While many of the estimates and projections in the Business Plan have not come to pass, the basic strategy of the Business Plan has been adhered to.

    The above is only a summary of the Plan, and in order to obtain complete details of: (i) the circumstances which gave rise to the filing under Chapter 11; (ii) all of the terms of the Plan, and (iii) all of the various events and matters underlying the Plan, including the events which transpired during the Chapter 11 Bankruptcy Proceeding, reference is made to the Disclosure Statement and the Plan, which are exhibits annexed hereto and made part hereof. See also
Part II, Item 5  "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS: Recent Sales of Securities"; and Part III, Item 13 "CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS: SIS Capital Corp. and Shareholder Alliance".


(b)      Description of Technology Involved In Registrant's Business.

    Arising out of need of the federal, state and local police authorities for a highly accelerated automated means of fingerprint identification, Registrant has been developing systems that address two general applications. These are:
(1) automating the process of entering fingerprint images into automated systems (sometimes referred to as input), processing them, and performing the task of matching them with other fingerprint images on file to determine the identification of individuals; and (2) automating the process of acquiring and processing of fingerprint images to perform the function of access control.

    For the first application, complete systems are referred to as Automated Fingerprint Identification System, or AFIS. These systems have input devices, computers, data storage equipment, data communication devices, and complex computer programs. Input devices include: fingerprint scanners capable of performing scanning of both individual fingers and thumbs, and "slaps" of the four fingers of each hand; scanners capable of scanning FBI ten print cards that contain fingerprint records; and various devices capable of reading electronic, or machine readable, information.

    For the second application, complete systems are hereinafter referred to as Fingerprint Access Control Systems, or FACS. In these systems, fingerprint images are used as the basis for making a decision to allow, limit, or prevent access. These systems have input devices, computers, data storage equipment, data communication devices, and complex computer programs. These systems, however, have quite different requirements than those of AFIS. For example, the fingerprint scanners required need only scan one finger at a time. No fingerprint card readers are required. There is, however, a different suite of complimentary input devices that is possible. This includes keypads for entering a PIN, magnetic stripe card readers, and bar code card readers.

    In a larger sense both types of system have many uses. The AFIS technology can also be used to control large population enrollments for social benefit programs. These can take the form of welfare benefits, voting rights, immigration information, and so forth. The FACS technology can be used to control access to doorways and computer networks, but also to act as "front ends" to AFIS technology for social programs. The role for FACS in this case is to provide a very fast response to requests for access to benefits that cannot be provided in the much slower and larger AFIS technology. This is so because the AFIS technology is used for identification, and the FACS is typically used for verification of identity. Identification requires a "one-to-many" search, while verification is a "one-to-one" search.

    Both types of systems use very complex computer programs to control the input process, process the fingerprint information acquired, and perform the matching function. In large AFIS, there are many other types of programs. These programs allow for both storage of large amounts of information and querying this information for specific matches with characteristics entered into the system. For example, crime scene evidence, criminal histories and "rap sheets", and name files, including aliases, can be stored, and matched with information entered into the systems by law enforcement officers. In FACS there is much less information stored. These systems usually have an enrolled population identified by limited demographic information. For example, an enrollee might be characterized by a fingerprint file, name, department number, shift worked, doors through which he enrollee may enter, and so forth.

    Both AFIS and FACS use the minutiae of a fingerprint, that is, the ridge endings and bifurcations, to match stored fingerprint images to those that are put into the systems via the input devices. In the case where a subject presents his/her fingers for scanning, the process is as follows: first the subject's finger(s) is/are scanned, then the images are processed, then the minutiae are "extracted" and a fingerprint image file is built, and finally this file is compared to a stored file. If a match is confirmed, the operator of the system is informed. If a match cannot be confirmed, various alternatives are available to try again.


(c)      Products of the Company.

    Prior to the filing for relief under Chapter 11 of the Bankruptcy Law in September, 1993, the Registrant sought to develop and market by itself or as a subcontractor to a larger computer systems integrator, automated fingerprint identification systems, or AFIS, for use by law enforcement agencies; and largely by itself, but on occasion with other concerns, the Registrant attempted to develop and market fingerprint access control systems, of FACS, for all other purposes. In addition the Registrant developed, manufactured and marketed components for AFIS and FACS for other manufacturers thereof.

    During the period that the Registrant was under the aegis of the Bankruptcy Court pursuant to Chapter 11, the Registrant primarily devoted its energies to unsuccessful attempts to obtain contracts from (i) the Government of Jamaica, West Indies to supply a FACS for voter identification by fingerprint, and (ii) the Departments of Social Welfare of the City and State of New York to supply FACS for identification of welfare clients.

    Since being discharged from the protection of the Bankruptcy Court in April, 1995, the Registrant has concentrated on the development, manufacture and marketing of the following small systems and sub-systems of AFIS and FACS which the Registrant expects to market within the next six months:

(1)      Single Print Scanner, Model LPS-12

    This product scans a single finger placed on a glass platen. The platen is flooded by liquid to optimize the interface between platen and finger. The scanner produces fingerprint images which are believed to be far superior to any produced by competing products. These images are sent out of the scanner in video form at either 500 dots per inch (dpi) or 600 dpi resolution. These scanners are designed to be an integral part of FACS. It is intended that Registrant will use these scanners in FACS of its own design, and make them available for sale to other companies that design FACS. Development of the LPS-12 began in December, 1994, and was completed in the second quarter of calendar year 1995.

    An earlier model of the LPS-12, with substantial differences technically, was a component of a fingerprint identification system tested by the Department of Social Welfare for the Counties of Rockland and Onondaga of the State of New York in 1993 and 1994. Although this earlier model performed successfully for about one year, the Registrant failed to win the contract for a FACS, for the reason, among others, that the FACS developed by the Registrant, but not the earlier model of the scanner incorporated into the FACS, had deficiencies in communicating with other fingerprint identification stations over telephone lines, and that the financial viability of the Registrant, while still under the protection of the Bankruptcy Court, was questionable.

    While the prices for the LPS-12 have not been established, the prices of the LPS-12 will vary with the number of units ordered.

(2)      Forensic Quality Scanner, Model LPS-14

    This product scans a platen with an area large enough to include a "slap" of all four fingers of one hand at the same time. Additionally, it is used for scanning either "rolls" of fingers or "touches" of fingers. The platen is flooded by liquid to optimize the interface between platen and finger. The scanner produces fingerprint images far superior to any produced by competing products. These images are sent out of the scanner in video form to be processed by fingerprint image processing computer programs. Under control of these programs a complete ten print card record can be generated in a form approved by the Federal Bureau of Investigation ("FBI"). These scanners are designed to be an integral part of booking stations (described below) as input devices for AFIS. It is intended that Registrant will use these scanners in booking stations of its own design, and make them available for sale to other companies that design booking stations. Development of the LPS-14 began in the second calendar quarter of 1995 and will be completed in the second quarter of calendar year 1996.

    Three prototype LPS-14 scanners are presently being assembled, and are expected to be completed by the end of May, 1996. Thereafter there will be at least one month of in-house testing followed by certification tests to be conducted by representatives of the FBI. These tests will be conducted to determine the suitability of the LPS-14 to be used in the booking of criminal suspects and applicants for certain categories of jobs. These tests are expected to be completed by the end of July, 1996. The Registrant makes no representation that FBI approval will be obtained by that date. Until FBI approval is obtained, the Registrant is not soliciting orders for the LPS-14. Pricing for the LPS-14 has not yet been determined.

(3)      Fingerprint Access Control System (FACS)

    Upon successful development and testing of the Single Finger Scanner, Model LPS-12, work was begun to develop a complete FACS. This system allows for the enrollment of the fingerprint(s) of individuals, assignment of a PIN or other identifying characteristic to these enrollees, and use of the combination of PIN and fingerprint to gain access to certain privileges. The system employs LPS-12 scanners in a terminal, a multiplexer board and frame grabber board housed in an IBM compatible Personal Computer (PC), and computer programs to control the process and report on results.

    These systems are intended for use in commercial, industrial, and government applications where secure control of access is required. The design of the Registrant's FACS will be completed in prototype form in May, 1996. At that time a minimum one month in-house testing program will be conducted to verify the performance of the system. Registrant expects to be able to make deliveries of such a FACS commencing in the latter part of June, 1996. The Registrant makes no representation that this schedule will be attained.
Pricing for the FACS has not been determined, and will be subject to negotiation. While interest has been shown, no orders have thus far been placed for the FACS.

(4)      Booking Station.

    Upon successful development and testing of the Forensic Quality Scanner, Model LPS-14, the Registrant has scheduled the design, development and manufacture of a booking station. The booking station will employ the LPS-14 in scanning of fingerprints under control of the computer programs in a PC. Other information describing the suspect or applicant will be recorded at nearly the same time as the fingerprint scanning. This may include name, address, height, weight, hair and eye color, and optionally, a picture. Data collected in this manner will be stored on the various magnetic and optical storage devices offered with the booking station. All of the necessary components that comprise a booking station will be housed in a kiosk suitable for the police station environment where it will be installed. It is expected that booking stations will be available for sale in the third quarter of 1996. Prices for the booking station have not yet been determined.


(d)      Competition.

    In the development and marketing of fingerprint identification systems, i.e., AFIS and FACS, the Registrant faces domestic and foreign competition from companies with far greater resources than it has. With respect to the single print scanner, based upon comparative testing of the Registrant's prototype scanner and those of other manufacturers, the Registrant believes that this scanner is superior to those of competitors for the following reasons:

    The forensic quality scanner utilizes the same technology as the single print scanner, and therefore should excel those of the competitors. Accordingly, the Registrant should find a niche in supplying such scanners to original equipment manufacturers of and contractors for AFIS and FACS, Thus far, however, the Registrant does not have any orders for either scanner.


(e)      Dependence on Suppliers.

    A number of different finished and raw material components is utilized by the Registrant during production. Among the finished components are integrated circuits, resistors, capacitors and other electronic devices, all of which are generally available from multiple sources. The Registrant also purchases metal and plastic casings, motors, and optical equipment which are also available from multiple sources. Based upon the experience prior to the Bankruptcy Proceeding, the Registrant has not had any difficulty in purchasing any of the necessary components or materials for its product, because of the general availability of most components used by the Registrant from a number of sources. Consequently, a loss of one or more suppliers should not impair the Registrant's ability to fill orders.


(f)      Dependence on Customers.

    The Registrant has been in the development stage from its inception, and, since it has come out from under the protection of Chapter 11 of the Bankruptcy Laws, the Registrant thus far has no orders placed with it. By reason thereof, it can not now be determined if the Registrant shall in the future be dependent on any one or more customers.


(g)      Employee Relationships.

    The Registrant currently employs sixteen persons, of whom thirteen employees are technical staff having advanced degrees in physics, mathematics, engineering and computer sciences. None of its employees are unionized, and all employments are "at will", i.e., an employee can leave or be terminated at anytime. The Registrant has granted options to all of its employees. The Registrant does provide hospital and medical benefits. All employees are required to sign agreements assigning their rights in any patents or trade secrets to the Registrant arising out of the work they perform, and promising not to disclose or to use any confidential information pertinent to the Registrant and its products.

(h)      Significant Contracts.

    Presently, the Registrant does not have any significant contracts with any suppliers, customers, employees, or agencies. It does have an employment agreement with its President, Thomas T. Harding. See Part III, Item 7, below.


(i)      Patents and Other Intellectual Property Rights.

    Patents and Know How

    The Registrant holds United States patents on devices, some of which are incorporated in the Registrant's current products, but all of which pertain to the technology applicable to the Registrant's products. It is also applying for a patent with the United States Patent and Trademark Office ("Patent Office") on one device. The Registrant has had patents issued by foreign countries, but some, if not all, may have lapsed because of Registrant's failure to maintain same through the payment of requisite fees.

    The competitive nature of the Registrant's industry makes the patents and patent applications important to the Registrant. However, there is no assurance that the issued patents, or the patents applied for, will prove enforceable, or that the Registrant will derive any competitive advantage therefrom. The Registrant also has other patents which, because of technological advancements, it no longer considers important.

    The Registrant also relies on unpatented know-how and trade secrets and continuing research and development. As a result, the Registrant may not have any protection from other parties who independently develop the same know-how and trade secrets. While the Registrant's management is not aware that any of its products infringe on any outstanding patents of others, the manufacture and sale of the Registrant's proposed products may infringe on patents of third parties. If such be the case, failure to obtain needed licenses from such third parties could have a material adverse effect on the Company's ability either to complete the development of a certain product or to arrange for its manufacture and marketing.

    Trademarks

    Although the Registrant has registered trademarks with the United States Patent and Trademark office for products it is not presently marketing, the Registrant currently uses trademarks and trade names which have not been registered with the United States Patent and Trademark Office or in any foreign government trademark offices. The Company does, however, believe that it has established common law rights to the use of all of its trademarks which, in combination with the Company's name are used to indicate the origin of the products to which they are applied and to distinguish them from the products of competitors. The Company regards its trademarks important to its business. As to unregistered trademarks, the Company will not be able to avail itself of the protection granted to Federally registered marks under Federal law. Certain rights are, however, protected under the provisions of the Lanham Act and under state law in respect of unregistered or common law trademarks.


(j)      Other Factors Affecting Registrant's Business.

         Compliance with Environmental and Occupational
         Safety and Health Laws

    The Registrant believes that it is in compliance with all federal, state and local environmental laws and regulations applicable to it business and products. In view of the Registrant's policy not to manufacture for its products such components as electronic boards, but only to assemble and install such components into its products, it does not expect that it will have to incur any significant expense with respect to protecting the environment from pollution. Accordingly, such assembly and installation shall not require the Registrant to be involved with "hazardous substances", and "pollutants and contaminants" as defined in 42 U.S. Code Section Section 9601, et. seq..

    The Registrant believes that its office and other work places are in compliance with the occupational safety and health laws.


Item 2.      PROPERTIES.

    The Registrant currently operates out of a 5,600 square foot facility located on the first floor of a multi-story concrete and steel loft building at 145 Palisade Street, Dobbs Ferry, New York, which it leases from an independent third party, Commerce and Industry Associates under a written lease which commenced on November 15, 1993 and terminates November 14, 1998. The annual rent for the first floor facility increases at November 15 of each year with the annual rent for the period November 15, 1995 to November 14, 1996 being $49,414; for the twelve month period between November 15, 1996 and November 14, 1997, the annual rent will be $51,885; and from November 15, 1997 until November 14, 1998, the annual rent will be $54,479. All of these annual rents are payable in equal monthly installments. In the basement of the same building the Registrant also leases on a month-to-month basis from Commerce and Industry Associates about 2,000 square feet of storage space, which lease commenced on March 1, 1995. The rental for the basement is

$1,000 per month
plus $75 per month for electricity. The Registrant believes that the facilities are sufficient for its needs at least to the expiration of the lease for the first floor space. Registrant does not anticipate a problem with respect to continuing to renew the lease to the basement storage facilities for the next several months.

    Prior to November 15, 1993, the Registrant occupied a 27,000 square foot facility in North White Plains, New York, which it rented from the Registrant's former President, Michael Schiller, and Mr. Schiller's sister and sister-in-law at an annual rent of $200,000 per year. This lease was terminated by the Registrant as part of its effort to economize. Claims were brought by the former President and his relatives for unpaid rentals and other damages, which were settled in the Bankruptcy Court.

    The Registrant has no other interest in real properties, whether by outright ownership, lease or mortgage.


Item 3.      LEGAL PROCEEDINGS.

(a)      Pending Litigation.

    There is no pending litigation against the Registrant. All litigation, threatened litigation, and claims pending at time of Registrant's filing for relief under Chapter 11 of the Bankruptcy Law were settled and compromised in the bankruptcy proceeding, albeit that two of the controversies were settled in Bankruptcy Court proceedings subsequent to April 1995, when Registrant was discharged from the protection of the Bankruptcy Law.


(b)      Threatened Litigation.

      The Registrant is not aware of any threatened litigation against it.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No meetings of security holders have been held since January of 1991. Accordingly, no matters have been submitted to the security holders of Registrant for a vote during the fourth quarter
of the fiscal year ended September 30, 1995.5   However, the Second Amended
Plan of Reorganization dated March 10, 1995 ("the Plan") was submitted to a vote of all of the security holders and to the various classes of creditors for approval of the Plan. The vote for approval was based upon the Second Amended Disclosure Statement dated March 10, 1995 ("Disclosure Statement") submitted by the Trustee, Hal M. Hirsch. Shareholders and creditors were requested to return ballots between March 10, 1995 and March 27, 1995 indicating their approval or disapproval of the Plan. For details as to the matters which were voted upon by the security holders and creditors and confirmed by order of the Bankruptcy Court, see copies of the Plan and Disclosure Statement which are annexed hereto as exhibits. See also: Part II, Item 5 (e) "Recent Sale of Securities".

-------------------------------
5 Registrant was a Debtor under Chapter 11 of the United States Bankruptcy Code (11 U.S.Code 101, et. seq.) from September 15, 1993 to April 17, 1995. A Trustee, Hal M. Hirsch (the "Trustee"), was appointed by the Bankruptcy Court on August 15, 1994 to oversee the assets and business of the Registrant. The circumstances which led up to the appointment of the Trustee and the removal of Michael Schiller, as president, are set forth in the Disclosure Statement.

                           PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.

(a)  Market Information.

      Just prior to the date of filing of the petition for relief under the Bankruptcy Law, September 15, 1993, the Old Common Stock was sold for $.25 per share, and during the bankruptcy proceeding the Old Common Stock continued to sell at that level, albeit that the trading was sporadic and light in volume. After confirmation of the Plan and distribution of the New Common Stock on April 19, 1995, Registrant's securities have been trading on the National Association of Security Dealers Automatic Quotation System's Electronic Bulletin Board. The following table shows the low and high bid prices for the quarters ended June 30, 1995, September 30, 1995, December 31, 1995 and March 31, 1996:

                              New Common Stock

                                   1995                 1996
                               Low      High        Low      High

3rd Quarter ended
June 30,                     $1.50     $2.375       ---       ---

4th Quarter ended
Sept. 30,                    $1.75     $2.875       ---       ---

1st Quarter ended
December 31,                 $1.375    $2.50        ---       ---

2nd Quarter ended
March 31,                      ---      ---        $1.44     $1.69

        Prior to January 16, 1996, each share of New Common Stock had one and two-thirds (1-2/3) A-Warrants attached. The A-Warrants were not separately tradeable, although the person who received same under the Plan could strip the A-Warrants from his shares of New Common Stock and sell the shares of New Common Stock and hold the A-Warrants for exercise or non-exercise as he or she chose. The A-Warrants expired on January 16, 1996.

      On April 30, 1996, the bid price per share for the Registrant's New Common Stock was $2.00.

                              A-Warrants

    There was no separate market for the A-Warrants. Under the Plan, except for A-Warrants issued to Gordon Molesworth, Daniel Storr and Orval Riessen ("Molesworth, Storr and Riessen"),6 the A-Warrants were intended for exercise only by the persons to whom they were issued under the Plan. Upon exercise of the A-Warrants, the exercising holder received one B-Warrant for every two A-Warrants exercised. Except for A-Warrants issued to Molesworth, Storr and Riessen, the A-Warrants expired on January 18, 1996. 2,773,800 A-Warrants were exercised prior to expiration to purchase like number of shares of New Common Stock at $1.00 per share, and 1,386,900 B-Warrants were issued. The expiration date of the A-Warrants issued to Molesworth and Storr is at least five years and ninety days from the Distribution Date, or July 17, 2000, which date may be extended if certain circumstances occur.

                              B-Warrants

   As of April 30, 1996, there has been no trading in the B-Warrants, although the
B-Warrants are separately tradeable. B-Warrants and the underlying shares to be issued on exercise are exempt from registration under the Securities Act pursuant to Section 1145 of the U.S. Code. As of April 30, 1996, 103,039 B-Warrants were exercised at an exercise price of $2.00 per share. B-warrants expire 635 days after the Distribution Date or by January 14, 1997.7

(b)      Number of Security Holders.

     Because a substantial proportion of Registrant's securities are held in "street name", the following table only represents the holders of record of Registrant's securities, and not the beneficial owners thereof. The number of holders of record were as follows:

               As of September 30, 1995    As of April 30, 1996

New Common Stock            9,048                        9,183
A-Warrants                  3,104                            3
B-Warrants                    204                          405
C-Warrants                      3                            3

---------------------------
6 Molesworth, Storr and Riessen were instrumental in the operation of the Fingermatrix Shareholder Alliance and aided in finding financing for the Registrant. In recognition of their services, A-Warrants and C-Warrants were issued to them under the Plan, the numbers awarded being proportional to their respective contributions. As of April 30, 1995, 500,000 A-Warrants and 300,000 C-Warrants were issued to Molesworth, Storr and Riessen. See: Item 13 "CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS".
7 B-Warrant certificates mistakenly state that the B-Warrants expire September 28, 1996.
                                    -15-

(c)      Description of Securities.

     Although the Registrant's certificate of incorporation, as amended in the Chapter 11 proceeding, provides for two classes of stock, namely, preferred shares and common shares, only common shares ($.01 par value) ("New Common Stock") are issued and outstanding.

     Common Shares. Of the 20,000,000 shares of New Common Stock authorized, as of September 30, 1995 and April 30, 1996, 3,945,404 shares and 7,090,547 shares were issued and outstanding, respectively. Subject to dividend rights of preferred shares, if ever issued, holders of the shares of New Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available for such purpose. Holders of the common shares are entitled to cast one vote for each share held at all shareholder meeting for all purposes, including the election of directors. No holder of New Common Stock has a preemptive or preferential right to purchase or subscribe for any part of any unissued or any additional authorized shares or any securities of the Registrant convertible into shares. On liquidation or dissolution, the holders of shares of New Common Stock are entitled to participate equally in the assets of the Registrant, or the proceeds thereof, after payment of all debts and liabilities of the Registrant and after making provision for any preferences which may have been granted to holders of preferred shares, when, as and if issued.

      Of the 7,090,547 shares of New Common Stock, as of April 30, 1996, to the knowledge of Registrant's management 1,673,712 shares are held by officers, directors and persons owning more than 5% of the issued and outstanding common stock. See Part III, Item 12 "SECURITY OWNERS".

    Preferred Shares. 1,000,000 shares of preferred stock ($.01 par value) are authorized and none are issued or outstanding. All prior classes of preferred had been cancelled and exchanged for New Common Stock under the Plan. The Preferred Stock may be issued in one or more series by the Board of Directors without further shareholder action and shall contain such terms and designations as the Board of Directors may fix.

        A-Warrants, B-Warrants, C-Warrants, and Penny Warrants

     For further details as to A-Warrants and B-Warrants, see Item 5(a) above, "Market Information", and Item 5(e), "Recent Sale of Securities", immediately below. Except for employee stock options granted to officers, employees and directors, there are no other outstanding warrants, options or other rights to purchase Registrant's New Common Stock or other securities. For details as to director and employee stock options, see: Item 11 "EXECUTIVE COMPENSATION".

                                 C-Warrants

   C-Warrants were only issued to Molesworth, Storr and Riessen. Each C-Warrant is entitled to purchase one share of New Common Stock at the exercise price of $.01 per share. The C-Warrants are separately tradeable, and they and the underlying shares to be issued on exercise are exempt from registration under the Securities Act pursuant to Section 1145 of the U.S. Code. C-Warrants expire five years from date of Distribution or by April 17, 2000.

                               Penny Warrants

    In consideration of settling the claims for loans made to the Registrant and for unpaid salary owed by Registrant, Michael Schiller, former president of Registrant, received 200,000 warrants to purchase two hundred thousand shares of New Common Stock at an exercise price of $.01 per share ("Penny Warrants"). Although the settlement with Mr. Schiller was approved by the Bankruptcy Court, the 200,000 warrants were issued by the Registrant post confirmation. Accordingly, the warrants and the underlying shares to be issued on exercise can not be sold or transferred except in accordance with the Securities Act.
On January 16, 1996, Michael Schiller exercised his option and purchased
200,000 shares of New Common Stock for $2,000, and, therefore, there are no outstanding Penny Warrants.

(d)      Dividends.

     The Registrant has not issued any dividends on any of its securities both before and after becoming a Debtor under Chapter 11 of the federal Bankruptcy Law. It does not contemplate issuing any dividends in the near future.

(e)      Recent Sales of Securities.

      A.   Securities Intended To Be Issued Under The Plan.

     Under the Plan which was confirmed on March 31, 1995, the authorized common stock was reduced from 40,000,000 shares of $.02 par value common stock ("Old Common Stock") to 20,000,000 shares of $.01 par value common stock ("New Common Stock"). In addition to providing for issuance of New Common Stock, the Plan provided for the issuance of A-Warrants, B-Warrants and C-Warrants.
Accompanying the issuance of each share of New Common Stock was an 1 and 2/3 A-Warrants to purchase 1 and 2/3 shares of New Common Stock at $1.00 per share. Upon exercise of the A-Warrant, the holder thereof received 1/2 B-Warrant exercisable at $2.00 per share. Except for A-Warrants issued to Molesworth, Storr and Riessen, the A-Warrants had to be exercised within 270 days of the "Distribution Date" of April 19, 1995, or by January 16, 1996, and the B-Warrants have to be exercised within 635 days of the Distribution Date or by

January 14, 1997, after which dates the warrants expire. Of the 20,000,000 shares of New Common Stock, 11,962,500 shares of New Common Stock were intended to be issued or reserved for issuance under the Plan. See, "Securities Issued Under the Plan", Par. B of this Item 5, for the amount of shares actually issued and reserved for issuance.

    Distribution of these securities,
as well as cash, under the Plan was dependent upon the category or class of claims or interests that one was in, of which there were seven. The seven classes followed the priority and classes designated under the Bankruptcy Law which were:

    1. Administrative Expense Claims. These claims relate to the cost and expense of administering the Registrant while a Chapter 11 Debtor including the fee of the Trustee, Hal M. Hirsch, and his law firm, which claims were paid in cash out of financing arranged post-petition and post-confirmation amounting to approximately $714,092 as of September 30, 1995 with an additional $43,457 being paid as of April 30, 1996.

    2. Post-Petition Financing Claims. These claims were by persons who advanced money to Registrant during the Chapter 11 Proceeding (post-petition) consisting of two sub-classes:

  First Class, being a company, SIS Capital Corp. ("SIS"), which was to receive repayment of $1,067,000 that SIS had advanced to Registrant with repayment to be made in five installments over a period of two and one-half years8 and 150,000 shares of New Common Stock and 250,000 A-Warrants and 125,000
B-Warrants (see:  Item 13, "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS");and

  Second Class, being several individual lenders (Equity Lenders) who were to be issued up to 825,000 shares of New Common Stock for either money loaned to the Registrant post-petition and who converted the loans at $1.00 per share into shares of New Common Stock, or who would purchase shares from the Registrant up to the sum of $3,500,000 authorized by the Bankruptcy Court at confirmation date; in addition the Equity Lenders would receive up to 1,375,000 A-Warrants to purchase like number of shares of New Common Stock at $1.00 per share and 687,500 B-Warrants to purchase like number of shares of New Common Stock at $2.00 per share. Only 550,000 shares of New Common stock were issued to Equity Lenders pursuant to the Plan at prices ranging from $1.00 to $1.60 per share. Accordingly, the number of A-Warrants were reduced to 500,000 A-Warrants and 250,000 B-Warrants.

---------------------------
8 At April 30, 1996, the Registrant had paid SIS $650,000 in three installments of $250,000 at Distribution Date and $200,000 each in November 1995 and April 1996, leaving a balance due of $417,000.

     3. Secured Claims. This category of claims was intended for persons holding valid liens on property of Registrant of which there were none.

     4. Priority Claims. Claims by New York State for taxes in the sum of $5,563 and four wage claims of $2,000 each by former employees of the Registrant. All of the priority claims have been paid in full from the proceeds of the sale of shares of the New Common Stock. No securities were issued to this class.

    5. Convenience Claims. This category of claims aggregating $5,485 was by persons who held unsecured allowed claims of less than $500 who would be paid and were paid in full upon the Plan's confirmation from the proceeds of the sale of shares of the New Common Stock. No securities were issued to this class.

    6. General Unsecured Claims. Apart from those in the convenience claim category, the Registrant owed to general unsecured creditors the sum of
$1,660,802.9   Twenty-five percent of this amount would be paid by the
Registrant out of the proceeds of the post petition and post confirmation financings in four installments of 5%, 10%, 5% and 5% every six months commencing on April 19, 1995, the Distribution Date. In addition, this class was entitled to receive up to 300,000 shares of New Common Stock together with 500,000 A-Warrants which securities were to be issued in the same proportion as the respective claims bore to the aggregate claims of this class.

    7. Pre-Petition Security Holder Claims. In recognition of over $54,000,000 invested by the holders of the Old Common Stock, the Series A and Series B Preferred Stock, the Plan provided for the following securities to be issued reserved for issuance under the Plan as follows:

   (i)    1,500,000 shares

       1,500,000 shares New Common Stock together with 2,500,000 A-Warrants to purchase 2,500,000 shares of New Common Stock at $1.00 per share were issued in cancellation and exchange of: (1) all issued and outstanding preferred Series A consisting of 9,460 shares, (2) all issued and outstanding preferred Series B shares consisting of 346,964, and (3) all issued and outstanding Old Common Stock consisting of 16,811,267 shares. The exchange rate of the Old Common Stock for the New Common Stock without including the warrants was approximately
11.2 shares of old for one share of new. The Plan gave no recognition to the outstanding warrants and options to purchase the Old Common Stock. The Series B preferred

----------------------------
9 In addition to the $1,660,802, there was a general unsecured claim of $395,000, which claim was settled by the Registrant issuing shares of New Common Stock and warrants in lieu of any cash payment.

shares were erroneously treated as if they were Old Common Stock for purpose of the exchange into New Common Stock one share of Series B preferred shares for one share of Old Common stock, when as a matter of right the Series B had the right to convert one share of Series B preferred for five shares of Old Common Stock. This error in the Plan was corrected and the Board of Directors of the Registrant in October, 1995, authorized issuance to the Series B preferred holders additional shares of New Common Stock based upon the Series B being converted into Old Common Stock at the rate of one share of Series B for five shares of Old Common Stock. Accordingly, the holders of Series B preferred received 151,600 (approx.) shares of New Common Stock, together with 252,700 A-Warrants. Of the 1,500,000 shares of New Common Stock reserved, 1,472,738 shares were originally issued to the holders of the Old Common Stock and to the holders of the Series A and Series B Preferred, and the balance of 27,262 shares of New Common Stock is being held for delivery to persons whom the Disbursing Agent under the Plan has been unable to deliver the certificates of New Common Stock.

  All 1,500,000 shares of New Common Stock were issued or shall be issued by the Registrant exempt from registration under the Securities Act of 1933, as amended pursuant to 11 U.S. Code Section 1145.

     (ii)      2,500,000 shares

   2,500,000 shares of New Common Stock were reserved for issuance upon exercise of like number of A-Warrants issued to the Class 7 Claimants (i.e., the holders of the Old Common Stock and old preferred shares); by reason of the fact that 1,472,738 shares of New Common Stock were issued under the Plan rather than 1,500,000 shares, only 2,454,563 A-Warrants were issued to the Class 7 claimants. Management of the Registrant believes that only a small proportion of these A-Warrants were exercised prior to the date of January 16, 1996, when all of the A-Warrants issued to the Class 7 Claimants expired. Purchase of these shares by exercise of the A-warrants was authorized under the Plan and exempt from registration under the Securities Act of 1933, as amended, pursuant to 11 U.S. Code Section 1145.

     (iii)      1,250,000 shares

    1,250,000 shares were reserved for Class 7
Claimants for issuance upon exercise
of like number of Class B Warrants upon their exercise of the A-Warrants. The exercise price of the B-Warrants is $2.00 per share. Management believes that only a small proportion of the B-Warrants now outstanding are held by members of Class 7.
                                    -20-

      B.      Securities Issued Under The Plan.

  Under the Plan, at Distribution Date (April 19, 1995), 2,222,738 shares of the New Common Stock were issued to: (i) the Class 7 Claimants (1,472,738 shares along with 2,454,563 A-Warrants);10 (ii) the Equity Lenders (300,000 shares along with 500,000 A-Warrants); (iii) 150,000 shares to SIS, and (iv) the unsecured creditors (300,000 shares along with 500,000 A-Warrants).

  Since the Distribution Date, 2,773,800 A-Warrants were exercised at $1.00 per share to purchase like number of shares of New Common Stock from Registrant for an aggregate price of $2,773,800. As of January 17, 1996, the balance of the A-Warrants issued to the Class 7 Claimants expired. 500,000 A-Warrants issued to Molesworth, Storr and Riessen are outstanding.

  Since the Distribution Date, 103,039 B-Warrants were exercised at $2.00 per share to purchase like number of shares of New Common stock from Registrant for an aggregate price of $206,078. As of April 30, 1996, 1,358,103 B-Warrants are outstanding.

  Since the Distribution Date, 200,000 C-Warrants were exercised at a price of $.01 per share to purchase like number of shares of New Common Stock. As of April 30, 1996, 100,000 C-Warrants are outstanding.

  Since the Distribution date, all 200,000 Penny Warrants were exercised at a price of $.01 per share to purchase like number of shares of New Common Stock. The certificates for the 200,000 shares of New Common Stock purchased upon exercise of the Penny Warrants bear a legend restricting sale, transfer, pledge or other disposition except in accordance with the Securities Act.

        C.      Securities Issued Post-Confirmation.

     Unable to raise the capital financing contemplated under the Plan from the Equity Lenders, the Registrant, on or about August 30, 1995, entered into a private placement agreement with P.T. Dolak Permei ("Dolak"), an Indonesian company, totally independent of the Registrant, whereby the Registrant would sell 2,000,000 shares of New Common Stock at a price of $1.00 per share for an aggregate price of $2,000,000. $1,000,000 of the $2,000,000 purchase price was to be paid in September and October, 1995, and thereafter the balance was to be paid in monthly installments of $100,000, commencing January 1, 1996. By October 1995, Dolak had purchased 1,000,000 shares for $1,000,000, and in March 1996, it

-------------------------------
10 An additional 50,000 A-Warrants were issued to UNISYS in settlement of a claim originally in the amount of $395,000 in August, 1995, approved by the Bankruptcy Court, of which 25,000 A-Warrants could be exercised by applying a credit of $25,000 which was recognized in the settlement as being owed by the Registrant to UNISYS.

purchased 100,000 shares at $1.00 per share. At the time of the last purchase, Dolak requested a deferral of the remaining purchases until June 1, 1996 when monthly purchases of 100,000 shares at $1 per share would resume. An agreement with Dolak to such effect was entered into in May 1996. Accordingly, as of April 30, 1996, Dolak has purchased 1,100,000 shares of New Common Stock for an aggregate price of $1,100,000, and has signed a written agreement to purchase 900,000 shares for $900,000. The Registrant makes no representation that the obligation of Dolak to purchase the remaining shares is enforceable or that Dolak shall honor the terms of the written agreement, albeit that Registrant's management is of the belief that Dolak shall continue to make the purchases contracted for. The shares issued to and to be issued to Dolak were sold and to be sold in accordance with Regulation S promulgated under the Securities Act with a restriction barring sale one year from issue of each purchase.

    In April, 1996, the Fireman's and Policeman's Pension Fund of Tampa Florida ("Tampa Fund") authorized the conversion of the Promissory Note in the sum of $250,000 into 250,000 restricted shares of New Common Stock. The Promissory Note was originally issued in November 1994 in exchange for a loan of $250,000 to the Registrant after approval by the United States Bankruptcy Court. Under the original conversion terms, the loan was to be converted into two and one-half(2 1/2%) percent of the equity at confirmation date which would have entitled the Tampa Fund to 75,000 shares of the New Common Stock, or a price of over $3.00 per share. In order to have the conversion price be closer to market and to recognize the aid given by the Tampa Fund to the Registrant during the bankruptcy proceeding, the Board of Trustees amended the conversion right to $1.00 per share.

  The Registrant may seek additional financing through private placements of its securities. See: Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Item 6.      SELECTED FINANCIAL DATA.

   Set forth below is certain selected financial data11 of the Registrant as of and for the years ended September 30, 1995, 1994, 1993, and May 31, 1993, and 1992, and four-month period ended September 30, 1992.


                                                          Four months
                                      Years ended            ended                Years ended
                                      September 30,       September 30,              May 31,
                                   1995        1994           1993              1993       1992
Net revenues               $      3,277   $     29,764     $  120,351        $ 44,655   $    258,405
                           ------------   ------------     ----------        --------   ------------
                           ------------   ------------     ----------        --------   ------------
Loss before extra-
ordinary items              ( 1,772,429)   ( 2,604,658)   (   903,462)    ( 3,671,988)   ( 3,334,190)
                           ------------   ------------     ----------        --------   ------------
                           ------------   ------------     ----------        --------   ------------

Extraordinary credit          1,781,128        --              --               --           --
                           ------------   ------------     ----------        --------   ------------
                           ------------   ------------     ----------        --------   ------------

Earnings (loss) per
common share:(*)
Before extraordinary
credit                             (.93)         (2.41)          (.88)          (3.32)         (2.98)

Extraordinary credit                .93        --              --               --           --

weighted average number
of common shares(*)           1,907,431      1,227,222      1,227,222       1,214,526      1,117,736

Balance Sheet Information

Working capital
 (deficiency)                (  770,388)   ( 4,128,894)    (2,136,596)     (1,619,180)     1,015,143

Total assets                  1,275,296        199,751        211,072         442,151      2,315,743

Total liabilities             2,431,304      4,166,080      2,168,543       1,694,760        754,120

Shareholder's equity
   (deficiency)              (1,156,008)    (3,966,329)    (1,957,471)     (1,252,609)     1,561,623

Shareholder's equity
(deficiency) per
common share)(*)                   (.07)          (.24)          (.12)           (.32)          1.36
                                   -----          -----          -----           -----         -----
                                   -----          -----          -----           -----         -----


(*) Retroactively adjusted to reflect 0.7 for 1 stock split effected on April, 1995.


-----------------------
11 See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS" and "FINANCIAL STATEMENTS" for further financial data.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and notes thereto annexed hereto.

Liquidity and Capital Resources

     After nearly twenty years of operation and a bankruptcy reorganization, the Registrant is still a development stage company and it still has not yet achieved a sufficient volume of sales to cover the large expenditures required for product development, production engineering, tooling, equipment, and promotion and sale of its products. As a consequence, the Registrant has continuously operated at a loss from its inception to the present. It has been and is currently dependent on the sale of its securities to fund its operations.

  By filing for relief under the Bankruptcy Law, the Registrant expected to shed itself of a substantial portion of the burden of its prior capitalization and, to a lesser extent, of its general unsecured debt, so as to be able to finance further development and marketing of its fingerprint identification technology, which appeared to be much more advanced in many areas than the technology being used by others.

    The Plan permitted the Registrant to compromise its pre-petition debt of $2,168,500 and to greatly reduce the holdings of nearly 17,000,000 shares of Old Common Stock and eliminating all of the old Series A and B Preferred Shares. By reason thereof, the Registrant under the Plan contemplated raising within two or three months of the Plan's confirmation up to $3,500,000, of which at least $1,500,000 was expected to be received by the Registrant within two or three weeks of the Plan's confirmation from persons who would receive A-Warrants along with their shares of New Common Stock, and who indicated that they would exercise the A-Warrants. The additional capital was needed to fund not only the Registrant's future operations, but to pay: (i) the unpaid balance of administrative expenses of the bankruptcy proceeding in the sum of approximately $602,000, (ii) $1,067,000 to SIS Capital Corp., (iii) approximately $25,000 of priority and convenience claims, and (iv) approximately $470,000 to the general unsecured creditors (hereafter collectively referred to as "Bankruptcy Obligations"). Only $480,463 of equity financing was raised by April 19, 1995 (the "Distribution Date") by the sale of shares of new Common Stock with A-Warrants. As a result, the Registrant had to use such money to pay the Bankruptcy Obligations, and Registrant had little money available to invest in the Registrant's business operations. The estimates and projections set forth in the Interim Business Plan could not be met.

  In order to cope with this cash deficiency, the Registrant sought and obtained financing outside the Plan through a private placement with an overseas company on August 31, 1995. (See Part II, Item 5 "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS: Recent Sales of Securities and Securities Issued Post Confirmation"). By so doing, the Registrant obtained working capital sufficient at least to embark on the first phases of its plan to successfully market certain of its products and sub-systems, namely, to hire necessary personnel, purchase needed equipment and to develop the first of its products, that is the Single Print Scanner and the Forensic Quality Scanner.

    Notwithstanding that the Registrant had as of September 30, 1995 cash in the sum of $1,067,000, the Registrant had on that date a working capital deficiency of $770,388, which deficiency was due to the portion of the Bankruptcy Obligations payable within one year. Since September 30, 1995 to date hereof, the Registrant has raised $3,679,210. The monthly operating costs of Registrant for the year ended September 30, 1995 averaged $120,000. Since September 30, 1995, the monthly operating varies between $150,000 and $230,000. As of April 30, 1996, the Registrant had $804,000 in cash in banks or in cash equivalents. Based upon continuation of such monthly operating costs, the Registrant has sufficient capital to continue for at least seven months from April 30, 1996 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities. While the Registrant is expecting orders for its Single Print Scanner, at this time, however, it does not have any orders, nor can it represent that it will obtain orders.

    The monthly operating costs do not take into account the remaining payments which the Registrant has to make on the Bankruptcy Obligations. The remaining payments owed on the Bankruptcy Obligation are the sum of $417,000 to SIS, with $200,000 due October 19, 1996 and $217,000 due April 19, 1997; the sum of
$87,915 to the general unsecured creditors due October 19, 1996. The Registrant has paid on the Bankruptcy Obligations through April 30, 1996 a total of $1,766,694, all of it financed from funds raised from the Equity Lenders and the Private Placement.12

  In order to finance funding for operations of the Registrant as well as to pay for the Bankruptcy Obligations, Registrant may seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. In this regard, there are currently outstanding 1,358,000 B-Warrants, which if totally exercised would result in $2,716,000 of

----------------------
12 If the Fireman's and Policeman's Pension Fund had not elected to convert the $250,000 Promissory Note, another $250,000 would have fallen due on May 31, 1996, eroding further the Registrant's working capital.

working capital. The Registrant makes no representation that any of said B-Warrants will be exercised.

Results of Operations

    During the forty-month period from May 31, 1992 to September 30, 1995, the Registrant's revenues from sales aggregated to approximately $186,000 as contrasted to the cost and expenses of operations during this forty-month period aggregating approximately $9,150,500. Of these costs and expenses, cost of sales were approximately $147,000, research and development during this forty-month period aggregated approximately $2,935,000; selling, general and administrative expenses totalled approximately $3,281,000, and interest on and amortization of debt aggregated approximately $125,000, for a total of $6,488,000. The remaining $2,662,500 of cost and expenses during this forty-month period were attributable to: (i) the bankruptcy administration costs of approximately $714,000; (ii) amortization of deferred compensation in the total sum of approximately $1,443,500, and (iii) inventory write-down of $505,000. This latter category of cost and expenses should be non-recurring.

    The following is an analysis of the results of operations for the following periods: (i) the year ended May 31, 1993 and the four-month period ended September 30, 1993, (ii) the year ended September 30, 1994, and (iii) the year ended September 30, 1995.

            For the Y/E May 31, 1993 and
            4-Month Period ended September 30, 1993:

    During the annual period ended May 31, 1993, the Registrant had revenue from sales of $37,119 and $7,536 of interest income. For the four-month period ended September 30, 1993, it had revenue from sales of $120,020 and $331 of interest income. The sales revenue was principally derived from rental of systems to the State of New York. The cost of sales for the year ended May 31, 1993 was $116,442, and for the four month period ended September 30, 1993 the cost of sales was $4,400.

    The sum of $505,107 was written off against inventory for the year ended May 31, 1993, and in the four-month period ended September 30, 1993, Registrant determined that costs assigned to certain patents in the amount of $145,888 were worthless and such costs were written off. Research and development expenses for the annual period and the four month period were $906,436 and $542,970, respectively.

    As a result of operations in these two periods, the current assets as of May 31, 1993 and September 30,193 were $75,580 and $31,947, respectively, as contrasted to current liabilities on said dates in the sums of $1,694,760 and $2,168,543, respectively. Such a disproportionate disparity between the assets and liabilities required the Registrant to file for relief under Chapter 11 of the Bankruptcy Law.

      For the Y/E September 30, 1994:

      During this annual period, the Registrant had sales and service contract revenue of $28,770 and $994 of interest income. The sales revenue was derived from rental of systems to the State of New York. Cost of sales for this period was $13,200 for amortization of patent costs. Research and development costs were $747,349 as contrasted to $542,970 for the four month period ended September 30, 1993 and $906,436 for the year ended May 31, 1993. The research and development costs for the year ended September 30, 1994 were primarily expended on developing a FACS for New York State and New York City Departments of Welfare, and another FACS for the Jamaican government. The selling and general administrative expenses were $788,329 as compared to $277,843 for the four month period ended September 30, 1993 and $1,513,594 for the year ended May 31, 1993. Such reduction was due to discharge of personnel occasioned by the Chapter 11 Proceeding. Bankruptcy cost of administration was $454,054 for this period. Amortization of deferred compensation and write off of stock options granted to three employees at below market price in the sum of $595,800 was taken in this period. Such amortization had no effect on cash flow.

      For the Y/E September 30, 1995:

   During this period, the Registrant had only $268 in sales revenue.
Its cost of
sales was $13,200, the same amount as the prior fiscal year. Research and development was $738,237 as compared to the prior fiscal period of $747,349. The research and development costs were expended on development of the LPS-12, the LPS-14, and the booking station. Selling and general administration costs were $701,246 as compared to $788,329 for the year ended September 30, 1994.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Part II, Item 8, are included in Part IV, as indexed at Item 14(a)(1).

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DATA CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

The certifying accountants at September 15, 1993, when the Registrant filed its Petition under Chapter 11, was Salibello & Broder. Upon appointment of the Trustee in September, 1994, he obtained approval for the appointment of the accounting firm of Bennett Kielson Storch & Company LLP, which continues to do monthly unaudited financial statements. The Board of Directors of Registrant, after interviewing accounting firms selected the accounting firm of Farber Blicht & Eyerman LLP, as the Registrant's independent auditors. There are no disagreements between the management of Registrant and the accounting firm of Farber Blicht & Eyerman.

                                  PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    All of the five directors listed below were appointed pursuant to the Plan at its effective date of April 17, 1995, and they were to continue to hold office until the next annual meeting of the Registrant, at which time they each would stand for re-election. Under the Restated Certificate of Incorporation adopted by the Plan, there can be a minimum of five directors and a maximum of fourteen directors. At effective date of the Plan, the Registrant had only one officer, namely, Thomas T. Harding, who was President and Chief Executive Officer. At the first meeting of the Board of Directors in April, 1995, Thomas T. Harding's appointment as President and Chief Executive Officer of Registrant was ratified, and Gordon R. Molesworth was appointed Secretary.
For the present, these are the only executive officers, with Mr. Harding also performing the functions of Treasurer, as required. While Mr. Molesworth's company, Molesworth Associates, Inc., receives compensation as a consultant to the Registrant, only Mr. Harding is an employee of Registrant. At present the Directors receive no compensation for their duties as such, but upon the Registrant achieving sufficient income from operations, it is intended that the Directors shall receive a cash stipend for attending meetings and performing other acts. The non-employee Directors for their efforts however have each received options under Director Stock Option Plan to purchase 75,000 shares of New Common Stock at an exercise price of $2.375 per share, the market price on July 21, 1995, the date of the grant of the option. The non-employee director stock options are subject to approval by the shareholders of Registrant at Registrant's next annual meeting (tentatively scheduled for July 16, 1996). While the options granted to each non-employee director is 75,000 shares, only 37,500 shares are exercisable during the first year following the grant and thereafter, on each of the anniversary date of the grant options to purchase 12,500 shares become exercisable, provided the non-employee director is still a director of Registrant.

    Executive officers of the Registrant serve at the pleasure of the Registrant's Board of Directors, or until the next annual meeting of the Board of Directors and until their respective successors have been elected and qualify. Directors serve until the next annual meeting of shareholders and until their respective successors have been elected and qualify.

    There are no arrangements or understandings between any Director and any other person regarding the nomination or election of Directors and, likewise, there are no arrangements or understandings between any officer and any other person regarding his election as an officer.

    Set forth below are the names, ages and positions of the executive officers and all Directors of the Registrant.


                                Director       Executive
    Name                Age       Since      Officer Since      Position
    ----                ---     --------     -------------      --------
Thomas T. Harding       57    Apr. 17, 1995    Dec. 1994      President, Chief
                                                              Executive Officer,
                                                              and Director

Gordon R. Molesworth    79    Apr. 17, 1995    Apr. 17, 1996  Secretary

Lewis N. Schiller       65    Apr. 17, 1995    N/A            Director

Seth M. Lukash          50    Apr. 17, 1995    N/A            Director

Fred I. Sonnenfeld      68    Apr. 17, 1995    N/A            Director



Business Background of Directors and Officers

    Set forth below is a brief description of the business backgrounds of the officers and directors of the Registrant.

    Thomas T. Harding, President, Chief Executive Officer and Director. After a short period in November 1994 during which Mr. Harding was a marketing and management consultant to the Trustee, in December 1994 the Trustee with Bankruptcy Court approval appointed Mr. Harding as president of the Registrant. From 1979 to 1994, Mr. Harding was a marketing and management consultant to various corporate clients, among them the Registrant for the period from 1982 to 1990. Prior to 1979, Mr. Harding was a corporate vice-president and division manager with Perkin-Elmer (1976-1978), and division vice president of Litton Industries, Inc. (1972-1975). Mr. Harding holds a Bachelor of Science Degree in Electronics from the University of Scranton and he did graduate work at George Washington University in engineering administration.

    Gordon R. Molesworth, Secretary and Director. Mr. Molesworth was one of the leaders of the Registrant's Pre-Petition shareholders group and he was instrumental in partially funding the financing of Registrant, both Post-Petition and Post-Confirmation. He was appointed to the Board of Directors as a representative for the shareholders Pre-Petition, as well as for the new shareholders. Through his company, Molesworth Associates Inc., he also serves as communications consultant to the Company. He is the President of Molesworth Associates Inc., a communications and public relations consultancy located in Green Valley, Arizona, which has been in existence since 1959. Prior to 1990, Mr. Molesworth had been a consultant to the Registrant.


    Lewis S. Schiller, Director. He is the president and chief executive officer of SIS Capital Corp. ("SIS"), the firm which loaned to Registrant post-petition to its filing for relief under the Bankruptcy Law the sum of $1,067,000. By reason of moneys owed to SIS, Mr. Schiller was designated to the Board of Directors. SIS is an affiliate of Consolidated Technologies, Inc., a publicly owned company of which Mr. Schiller is also the chairman and chief executive officer, and he has held such positions since 1987. Mr. Schiller is also Chairman and Chief Executive Officer of Trans Global, Inc., a publicly-held corporation engaged in the business of contract engineering. Trans Global is an affiliate of Consolidated Technologies, Inc. Mr. Schiller is the brother of Michael Schiller, the former president and chief executive officer of Registrant.


    Seth M. Lukash, Director. He is Chairman and Chief Executive Officer of Tridex Corporation, an electronic equipment manufacturer listed on the NASDAQ stock market. Mr. Lukash also serves as a Director for the following organizations - Tanaka Capital Management, Inc., an investment advisory firm located in New York, NY, and JobDirect Inc., an Internet-based recruitment organization located in Greenwich, CT. Mr. Lukash is also the Chairman of the Connecticut Chapter of the American Electronics Association (AEA). He also is a Board Member of the AEA. He has had no prior connection with Registrant and was chosen by reason of his success with his own company.


    Fred I. Sonnenfeld, Director, is an attorney licensed to practice in the State of New York for over forty years. He is a partner in Sonnenfeld & Richman who are counsel to the Registrant. Between 1990 and January, 1993, Mr. Sonnenfeld's law firm was general counsel to the Registrant when his firm resigned such position. Mr. Sonnenfeld was one of three members of the committee for general unsecured creditors.

Item 11.  EXECUTIVE COMPENSATION

    The following table sets forth all compensation paid by the Company to each of its two executive officers fiscal year ended September 30, 1995:

                         SUMMARY COMPENSATION TABLE

                                                                     Long-Term Compensation
                     Annual Compensation                     Awards                          Payouts
              ---------------------------------    ------------------------------   --------------------------
===================================================================================================================
(a)            (b)        (c)       (d)             (e)               (f)            (g)               (h)
-------------------------------------------------------------------------------------------------------------------
                                                                     Securities
Name and                           Other Annual    Restricted        Underlying                        All Other
Principal      Salary    Bonus     Compensation    Stock Award(s)    Options/SARs    LTIP Payouts      Compensation
Position       ($)       ($)           ($)             ($)               ($)            ($)                ($)
-------------------------------------------------------------------------------------------------------------------
Thomas T.     $115,377    0 14          0              0 15               0              0                  0
Harding -
President,
Chief
Executive
Officer
-------------------------------------------------------------------------------------------------------------------
Gordon R.     $0 16       0             0              0                  0 17           0                  0
Molesworth -
Secretary
===================================================================================================================

The total cash compensation to all executive officers (one in number) for the fiscal year ended September 30, 1995 was $115,377.00. In addition, approximately $147,500 was paid to two technical managerial employees for said fiscal year. As of April 30, 1996, the total annual payroll for all full time technical and managerial staff, including the salary of the President (at $140,000 per year), was approximately $878,000. Because of the Registrant's inability to offer cash bonuses, five technical

------------------
13  Mr. Harding's employment commenced in December, 1994.

14 Under the Plan, Mr. Harding received as a bonus for his work during the bankruptcy proceeding 115,000 shares of New Common Stock.

15 115,000 shares of New Common stock was issued to Mr. Harding in January, 1996.

16 Pursuant to a written agreement with the Registrant made in April 1995, Mr. Molesworth's company, Molesworth Associates, Inc. is paid $4,000 per month plus expenses for consulting and public relations services it renders to the Registrant.

17 Under the Plan, Mr. Molesworth received 250,000 A-Warrants and 150,000 C-Warrants for his services in reorganizing the Registrant and arranging for financing of Registrant. He exercised 50,000 A-Warrants and 50,000 C-Warrants to receive 100,000 shares of New Common Stock, which Mr. Molesworth gave to his children.

employees received among them 19,500 shares of New Common Stock in October 1995 having a market value of $2.375 per share. The share certificates for these bonus shares bear a legend restricting their sale, transfer, pledge or other disposition except in accord with the Securities Act.

    Mr. Harding has an employment agreement with the Registrant which commenced on the confirmation dated (April 17, 1995) and which continued for one year thereafter. The employment agreement was automatically renewed on April 17, 1996 for one year and will be renewable year after year unless Mr. Harding or Registrant gives notice to terminate the employment relationship at least thirty days prior to the annual date of renewal. His annual salary under the employment agreement is $140,000. As additional compensation to Mr. Harding, the employment agreement provides that he was to receive, and he did receive on January 5, 1996, without any payment on his part, 115,000 shares of the New Common Stock, having a bid price of $1.875 per share. He also obtained an option to purchase 237,500 shares of the New Common Stock at an exercise price which shall be equal to the "bid" price at the close of business on July 21, 1995 ($2 3/8 per share) in accordance with the Employee Stock Option Plan and which will expire July 21, 2005. The stock and the options were in discharge of options contemplated to be granted under the Plan to Mr. Harding. Mr. Harding is reimbursed for all reasonable and necessary expenses which he incurs in the performance of his duties. The Registrant paid him July 1995, the sum of $7,000 for relocating himself and his family to the New York City area. Apart from the right to participate as an employee in whatever employee benefit plans the Registrant shall afford to its employees, Mr. Harding receives no other benefits and compensation other than those set forth above.

    During the fiscal year ended September 30, 1995, Mr. Sonnenfeld's law firm received no fees and for the period between September 30, 1995 through April 30, 1996, his law firm received $14,297.90 in fees.

Employee Stock Option Plan

    The Plan provided for reservation of 225,000 shares of New Common Stock to be issued under an Employee Stock Option Plan ("ESOP") to be adopted by the Board of Directors. Such an ESOP was adopted by the Board of Directors on July 21, 1995, except that the Directors increased the number of shares to 350,000. The ESOP requires approval of the shareholders of the Registrant by July 25, 1996 in order to validate the options granted to employees since July 25, 1995.

    The ESOP provides for the granting of incentive stock options ("ISO"), non-qualified stock options, or both, which shall be determined by a Compensation Committee made up of non-employee members of the Registrant's Board of Directors. The prices of the options are to be determined by the Compensation Committee within certain guidelines, namely, for non-qualified stock options, the price per share may not be less than 85% of the "fair market value" on the date of the grant of the option and for ISOs, the price per share may not be less than 100% of the fair market value of a share on date of grant (and not less than 110% of the fair market value of a share for an employee who owns more than ten percent of the outstanding securities of the Registrant. The ESOP determines the fair market value of a Registrant's share by anyone of the following which are applicable: (i)the closing price on date of the grant as reported on a national securities exchange; (ii)the closing price on the date of the grant as reported by the National Association of Securities Dealers Automatic Quotation System; (iii) the average of the closing bid and asked prices on the date of the grant as reported in the over-the-counter-market; and (iv) and if none of the foregoing are extant, then by determination of the Compensation Committee.

    As of April 30, 1996, the following ESOP options have been granted to officers and employees of the Registrant:

Name or            Number of     Option Price       Date              Date
Group            Shares Granted                    Granted           Expire
------------------------------------------------------------------------------
Thomas T. Harding    237,500      $2.375           7/25/95          7/21/2005

All Employees                     At varying       At varying       7/21/2005
(16 in number)       301,500      prices of        dates between
                                  $1.75 low to     7/25/95 and
                                  $2.375 high      4/30/96

    Options may be granted up to ten years from July 21, 1995, when the ESOP itself expires.

Non-Employee Directors' Stock Option Plan

    The Plan provided for 125,000 A-Warrants to be issued to each of the non-employee directors. In July 1995, the directors of Registrant waived their rights to the A-Warrants and in lieu thereof adopted a Director Stock Option Plan ("DSOP") which is subject to shareholder approval at the next annual shareholders' meeting tentatively scheduled for July 16, 1996. The maximum number of shares of the New Common Stock which shall be reserved for the DSOP options is 500,000 shares. The options under DSOP are effective for ten years from DSOP's effective date, July 21, 1995. Accordingly all DSOP options expire on July 21, 2005.

    DSOP is not an incentive stock option plan. There are currently four non-employee directors, namely, Messrs. Molesworth, Lukash, Schiller and Sonnenfeld, who each shall have options to purchase 75,000 shares of New Common Stock at the fair market value of the New Common Stock as of July 21, 1995, which was $2.375 per share.
Of the options to purchase 75,000 shares of New Common Stock, only options to purchase 37,500 shares of New Common Stock are exercisable during the first year of the grant. On each anniversary date after the grant, options to purchase 12,500 shares of New Common Stock become exercisable, up to a total of 37,500 shares, provided the non-employee director is still a director on the Registrant's Board of Directors on each anniversary date. Any new directors appointed or elected after the effective date are awarded option to purchase 25,000 shares of New Common Stock at the fair market value of a share on the date of appointment or election. On each anniversary of the effective date the non-employee directors, if they are still in office shall be entitled to an option to purchase an additional 12,500 shares at the fair market value per share on such anniversary. Fair market value is determined in the same manner as the ESOP, except that if there is no market for the shares, then the Board of Directors in their discretion determine the price.

401-K Plan

    Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the forty months ended September 30, 1995, the Company did not make a contribution, nor has it done since. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

Item 12.    SECURITY OWNERS.

Non-Management Persons Having More Than
A 5% Interest In Registrant's Securities.

   The following table sets forth information as of April 30, 1996 with respect to those persons who are not part of the Registrant's Management known to the Registrant to be the beneficial owner of more than five percent (5%) of Registrant's one class of voting securities, common stock ($.01 par value) referred to herein as "New Common Stock":

======================================================
 Name and              Number of           Percent of
 Address of            shares              class
 Beneficial            held
 Owner
======================================================
 P.T Dolak             1,100,000           15.5%
 Permei                shares
======================================================

Management Security Ownership

    The following table sets forth information as of April 30, 1996 with respect to the beneficial holdings of Management with respect to the New Common Stock and the A-Warrants, B-Warrants and other options held:

                                        Number of Shares    Percent
                          Number of    If All Options and     of
Name                        Shares     Warrants Exercised    Class
--------------------------------------------------------------------
Thomas T. Harding          116,237          353,737a          1.64
Gordon R. Molesworth        48,491          451,203b          0.68
Lewis S. Schiller             0              75,000c          0.00
Seth Lukash                   0              75,000d          0.00
Fred I. Sonnenfeld          14,500           75,000e          0.02

------------------
a    Mr. Harding received 237,500 options to purchase 237,500 shares of the
Registrants New Common stock pursuant to the employment agreement described in
Item 11, "EXECUTIVE COMPENSATION" and a stock option agreement. The option expires on July 25, 2005.

b    Mr. Molesworth received the following options and warrants:

        250,000 A-Warrants issued pursuant to the Plan exercisable at $1 per share expiring April 17, 2000 to purchase 250,000 shares;

        27,712 B-Warrants issued pursuant to the Plan exercisable at $2 per share expiring April 17, 2000 to purchase 27,712 shares;

        150,000 C-Warrants issued pursuant to the Plan exercisable at $.01 per share expiring April 17, 2000 to purchase 150,000 shares.

        75,000 share option granted pursuant to Directors Stock Option Plan ("DSOP") at $2.375 per share; only 37,500 shares shall be exercisable upon shareholder approval of DSOP.

c    Mr. Schiller shall receive options to purchase 75,000 shares of New Common stock pursuant to the Directors Stock Option Plan upon approval by thereof by the shareholders at a price of $2.375 per share. Only options to purchase 37,500 shares shall be exercisable upon shareholder approval. SIS Capital Corp., a company of which he is the Chairman and Chief Executive Officer, received 155,103 shares of New Common Stock under the Plan, as well as 258,471 A- Warrants, which were exercised to purchase 258,471 shares of New Common stock at $1.00 per share. SIS sold both the 150,000 shares and the 250,000 shares. In addition, Mr. Schiller's wife and sister each received 30,038 shares of New Common Stock as creditors under the Plan. Mr. Schiller's brother, Michael Schiller, holds 306,647 shares of New Common Stock as of April 30, 1996.

d    Mr. Lukash shall receive an option to purchase 75,000 shares of New Common
Stock pursuant to the Directors Stock Option Plan upon approval thereof by shareholders, of which only 37,500 shares are exercisable upon approval by shareholders.

e    Mr. Sonnenfeld acquired his shares of the New Common Stock as a general unsecured creditor under the Plan. In addition, as a director he shall receive an option to purchase 75,000 shares of New Common Stock in accordance with the Directors Stock Option Plan upon approval by shareholders, of which only 37,500 shares shall be exercisable at time of shareholder approval.

Item 13.    CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS.

SIS Capital Corp. and Shareholder Alliance

    Commencing two or three months before the Registrant filed its petition for relief under Chapter 11 of the Bankruptcy Law and continuing after the filing of the petition, moneys were loaned at various times to the Registrant by SIS Capital Corp. ("SIS") so that Registrant could continue to function. Shortly after the filing of its petition in September 1993, a court order was entered to permit such funding of Registrant by SIS up to a designated sum. In November 1994, another application was made authorizing the Registrant to receive borrowed funds from SIS. From the filing date until November 1994, the Registrant's day to day operation was conducted by the founder, president and chief executive officer of Registrant, Michael Schiller ("M. Schiller"). SIS was and is a wholly owned subsidiary of Consolidated Technologies Group, Ltd., a public company whose chairman and chief executive officer was and is Lewis S. Schiller ("L.S. Schiller"), the brother of M. Schiller.

    In the Spring of 1993, a group of shareholders of Registrant ("Shareholders Alliance") united to seek the ouster of M. Schiller from his positions of Chairman, President and Chief Executive Officer of Registrant on the ground that he caused the Registrant to consume over fifty million dollars in capital over a period of seventeen years without having developed a single system or product capable of generating regular and sustained income. At that time, M. Schiller, whether because he wanted to protect himself from being ousted (as claimed by the Shareholder Alliance) or to raise money for the Registrant (as contended by M. Schiller), caused the Registrant in the Summer of 1993 to issue to himself 12,250,000 shares for a consideration considerably below the market price. As a result, the Shareholder Alliance brought a lawsuit against Michael Schiller in the United States District Court for the Southern District of New York requiring him to restore the shares to the Registrant, which
M. Schiller did do in January 1994.

    Notwithstanding that the Registrant had filed for protection under Chapter 11 of the Bankruptcy Law, the Shareholder Alliance continued its efforts to seek the removal of M. Schiller, on the alleged grounds, among others, that M. Schiller had diverted funds of the Registrant, that he was not capable of successfully reorganizing the Registrant, and that they, the Shareholder Alliance, could raise additional capital for the Registrant from the

------------------
18 Among the persons instrumental in forming the Shareholder Alliance were Messrs. Molesworth, Storr, and Riessen.

Pre-Petition investors only if M. Schiller was not in charge of management. Their efforts succeeded and a Trustee, Hal M. Hirsch, was appointed to oversee
M. Schiller's management on August 15, 1994 and in November, 1994, the Trustee removed M. Schiller as President and Chief Executive Officer.

    The contest between M. Schiller and SIS on one side, and the Shareholder Alliance on the other side created difficulties in securing financing for the Registrant. This was due to the positions taken by the contesting parties.
The Shareholder Alliance would not have its investors contribute capital to the Registrant until M. Schiller was removed from Registrant's management, and, if
M. Schiller were removed, SIS would cease its funding of the day to day operation of the Registrant, which could cause the Registrant's Chapter 11 proceeding to be converted to a Chapter 7 proceeding requiring the Registrant to be liquidated and dissolved.

    The Plan resolved this problem by the Shareholder Alliance and its three representatives, Messrs. Molesworth, Storr, and Riessen, being given the first opportunity to raise the necessary funding to reorganize the Registrant and enable it develop and market viable products under management acceptable to the Shareholder Alliance. This was done by having the members of the initial
Board of Directors who were acceptable to the Shareholders Alliance specified in the Plan. In order to secure the acquiescence of SIS to the initial Board of Directors one of the persons designated as a director was one who would represent the interest of SIS. The general unsecured creditors were also given one representative. Pending the efforts of the initial Board of Directors to successfully develop and market viable products, SIS' contributions to Registrant of $1,067,000 post-petition would be repaid from such financing as the Shareholder Alliance was able to raise and from the Registrant's revenues. To secure SIS' repayment of its contribution, a first lien on all of the Registrant's assets was granted to SIS under the Plan. If, however, the management designated in the Plan was not able to repay in full SIS's contributions with interest, SIS had the right to either take over control of management of Registrant or foreclose upon the assets of the Registrant.
Thus, if SIS replaced the management with its own designees, it would be given the second opportunity to develop and market the Registrant's products.

Discharge of SIS First Lien on Assets of Registrant.

  Pursuant to the Plan, SIS received a first lien on all of Registrant's assets in April 1995. Although legally not obliged to do so, on June 7, 1996, SIS Capital Corp. waived and discharged its lien on the assets of Registrant, and SIS is now only a general creditor of the Registrant to the extent of the moneys owed to it under the Plan. According to SIS's Chairman and CEO, L.S. Schiller, SIS did so waive and discharge its lien in order to demonstrate its confidence in the Registrant and in deference to the moneys which have been invested in Registrant since the confirmation of the Plan in April 1995. As a result of this discharge of SIS's lien, all of the assets of the Registrant are held by Registrant free and clear of any liens, mortgages or other secured interests of third parties.

    Of the principal sum of $1,067,000 owed to SIS under the Plan, as of April 30, 1996, there is owed $417,000 plus interest currently at 8% per annum.
Two payments remain to be paid in October, 1996, and April, 1997, in the sums of $200,000 and $217,000, respectively.

Issuance of Shares to Preferred Shareholders.

    The holders of the Series B Preferred Shares under the Plan, were erroneously treated as if these were holders of Old Common Stock, and therefore entitled to the same number of shares as the holders of Old Common Stock would receive. Actually, the Series B shareholders had a right to convert one share of Series B to five shares of Old Common Stock. When this error was discovered, proceedings were brought before the Bankruptcy Court to correct the Plan, but the Bankruptcy Court refused to do so. Once the Plan was confirmed, it was a problem to be handled by the Board of Directors of the Registrant. As a result of threatened lawsuits by the holders of the Series B preferred and in consideration of settlement of the claims of the Series B Preferred, in October of 1995, the Board of Directors authorized the issuance of additional shares of New Common Stock based upon the Series B Preferred being converted into Old Common Stock at the rate of one share of Series B for five shares of Old Common Stock. The shares of New Common Stock were to be obtained from the shares authorized under the Plan for issuance, but which were never issued. As a result, the Series B Preferred holders received approximately an additional 151,600 shares of New Common Stock for an aggregate par value of $1,516. See, Part II, Item 5 (e) "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS-Distribution of Securities - 1,500,000 shares".

                                   PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS.

       (a) The following documents are included in Part II, Item 8 of this report:

    1.  Report of Independent Auditors          F-1 & F-2

    2.  Balance Sheets as of September
        30, 1995,1994, 1993, & May 30, 1993     F-3 & F-4

    3.  Statements of Operations for the
        two years ended September 30, 1995
        and 1994, the four months ended
        September 30, 1993, the one year
        ended May 31, 1993 and from inception
        to September 30, 1995                   F-5 & F-6

    4.  Statements of Shareholders' Equity
        (Deficiency) from inception (May 1976)
        to September 30, 1995                   F-7 to F-18

    5.  Statements of Cash Flows for the
        two years ended September 30, 1995
        and 1994, the four months ended
        September 30, 1993, the one year
        ended May 31, 1993, and from
        June 1, 1988 to September 30, 1995      F-19 to F-21

    6.  Statement of Changes of Financial
        Position                                F-22 & F-23

    7.  Notes to Financial Statements           F-24 to F-35

        (b)    Report from 8-K                  N/A

        (c)    Exhibits:

Exhibit                Description of Exhibits
-------                -----------------------
2   (i)         Second Amended Plan of Reorganization with Exhibits
    (ii)        Second Amended Disclosure Statement with Order Approving
                Second Amended Disclosure Statement
    (iii)       Order Confirming Second Amended Plan of Reorganization

3   (i)         Restated Certificate of Incorporation
    (ii)        By-laws

10    Material Contracts:
    (i)         Employment Agreement with Thomas T. Harding
    (ii)        Employee Stock Option Plan
    (iii)       Directors Stock Option Plan
    (iv)        Stock Purchase Agreement with P.T. Dolak Permei
    (v)         Amendment to Stock Purchase Agreement with P.T.
                Dolak Permei
    (vi) Stock Purchase Agreement with City of Tampa Fire-workers and Police Officers Pension Fund
    (vii)       Lease to 145 Palisade Street Dobbs Ferry
    (viii)      Waiver and Discharge of SIS Capital Corp. Lien

13            Annual Report to Shareholders for year ended September 30, 1995

99            List of Patents

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 10, 1996
                        FINGERMATRIX, INC.


                        By: S/    Thomas T. Harding
                                  Thomas T. Harding
                                  President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 10, 1996
                        S/        Thomas T. Harding
                                  Thomas T. Harding
                                  Chief Executive Officer
                                  and Director


Dated:  June 10, 1996
                        S/        Gordon R. Molesworth
                                  Gordon R. Molesworth
                                  Secretary, Director


Dated:  June 10, 1996
                        S/        Lewis Schiller
                                  Lewis Schiller, Director


Dated:  June 10, 1996
                        S/        Seth Lukash
                                  Seth Lukash, Director


Dated:  June 10, 1996
                        S/        Fred I. Sonnenfeld
                                  Fred I. Sonnenfeld, Director

            Supplemental Information to be Furnished With Reports
                Filed Pursuant to Section 15(d) of the Act.


    The annual report for the year ended September 30, 1995 and proxy material for 1996 annual meeting shall be subsequently furnished to security holders of Registrant and copies thereof shall be furnished to the Commission upon transmittal to the security holders.

                             FINGERMATRIX, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                              TABLE OF CONTENTS



                                                           Page Number
                                                           -----------
Auditor's Report                                            F-1 - F-2

Balance Sheets                                              F-3 - F-4

Statements of Operations                                    F-5 - F-6

Statements of Shareholders' Equity (Deficiency)             F-7 - F-18

Statements of Cash Flows                                   F-19 - F-20

Consolidated Statement of Changes in Financial Position    F-21 - F-22

Notes to Financial Statements                              F-23 - F-39

FARBER, BLICHT & EYERMAN, LLP
-------------------------------------------------------------------------------
Certified Public Accountants
                   255 Executive Drive, Suite 215    Telephone:  (516) 576-7040
                   Plainview, NY 11803-1715          Facsimile:  (516) 576-1232



To the Board of Directors
 and Stockholders of
Fingermatrix, Inc.
Dobbs Ferry, NY

    We have audited the accompanying balance sheet of Fingermatrix, Inc. (a development stage company) as of September 30, 1995, and the related statements of operations, stockholders' deficiency in assets, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fingermatrix, Inc. as of September 30, 1995, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1a and 2 to the financial statements, the Company is a development stage company that recently emerged from bankruptcy and has a working capital deficiency and a deficiency in assets of $770,388 and $1,156,008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

     We were engaged to audit the accompanying balance sheets of the Company as of September 30, 1994, 1993 and May 31, 1993, and the related statements of operations, stockholders deficiency in assets and cash flows for the years ended September 30, 1994 and May 31, 1993 and the four months ended September 30, 1993. These financial statements are the responsibility of the Company's management.

To the Board of Directors
 and Stockholders of
Fingermatrix, Inc.
Page 2


     We were unable, however, to locate missing accounting and bookkeeping records, which included, among other things, contracts and invoices for the periods stated in the immediately preceding paragraph, which precluded us from verifying cash receipts, disbursements, purchases and revenues. Additionally, related accounting records of the Company's accounts receivable and payable were either missing or incomplete. Due to the loss of accounting records, there were unreconciled differences in common stock as recorded by the Company and the stock transfer agent. We were unable to satisfy ourselves about the above items by means of other auditing procedures.

     Because of the significance of the matters discussed in the immediately preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the second preceding paragraph.


                                 /s/ FARBER, BLICHT & EYERMAN, LLP

Plainview, New York
January 10, 1996, except for Notes 5(a),
6(a) and 10(f), the latest of which
is dated June 7, 1996

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEETS

                             ASSETS


                                             September 30,
                                   ---------------------------------         May 31,
                                   1995           1994          1993          1993
                                   ----           ----          ----         ------
Current assets:
 Cash and cash equivalents      $1,067,577      $ 13,567      $  3,292      $  3,635
 Restricted cash (Note 1i)          31,825          -             -             -

 Loans receivable from
  employees, net of
  allowance for doubtful
  accounts of $44,462
  for all years                    -              17,225        16,231        15,900
 Prepaid expenses and
  other current assets             20,855          6,394        12,424        56,045
                               ----------       --------      --------      --------
Total current assets            1,120,257         37,186        31,947        75,580
                               ----------       --------      --------      --------
Property, plant and
 equipment - at cost
 (Note 1d):
  Equipment                        44,964        98,975       641,073       641,073
  Leasehold improvements             -             -           84,702        84,702
  Furniture and fixtures              561         5,196        45,927        45,927
                               ----------       --------      --------      --------
                                   45,525        104,171       771,702       771,702
Less allowance for
 depreciation and
 amortization                      32,715         98,934       748,400       711,242
                               ----------       --------      --------      --------
                                   12,810          5,237        23,302        60,460
                               ----------       --------      --------      --------
Other assets:
 Patents (Note 1f)                224,385        224,385       224,385       462,542
 Less accumulated
  amortization                     94,961         81,762        68,562       156,431
                               ----------       --------      --------      --------
                                  129,424        142,623       155,823       306,111
 Deposits                          12,805         14,705          -             -
                               ----------       --------      --------      --------
                                  142,229        157,328       155,823       306,111
                               ----------       --------      --------      --------
Total assets                   $1,275,296       $199,751      $211,072      $442,151
                               ----------       --------      --------      --------
                               ----------       --------      --------      --------

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS


                                          September 30,
                              ------------------------------------          May 31,
                              1995            1994            1993            1993
                           ----------      ----------      ----------      ----------
Current liabilities:
 Accounts payable -
  trade (Note 4a)          $   34,965      $   49,112      $    -          $  776,936
 Accrued expenses
  (Note 4a)                   977,677         436,560           -             722,964
 Accounts payable
  (Note 4b):
   Pre-petition
    creditors                    -          2,130,543       2,130,543         156,860
   Post-petition
    creditors                    -            520,819            -               -
 Notes payable
  (Note 5)                    250,000       1,029,046          38,000          38,000
 Current portion of
  long-term debt
  (Note 6)                    628,003           -               -               -
                           ----------      ----------      ----------      ----------
Total current
 liabilities                1,890,645       4,166,080       2,168,543       1,694,760

Long term debt
 (Note 6)                     540,659           -               -               -
                           ----------      ----------      ----------      ----------

Total liabilities           2,431,304       4,166,080       2,168,543       1,694,760

Comments, commitments
 and contingencies
 (Note 10)

Stockholders'
 deficiency in
 assets - Note 7           (1,156,008)     (3,966,329)     (1,957,471)     (1,252,609)
                           ----------      ----------      ----------      ----------
Total liabilities and
 stockholders'
 deficiency in assets      $1,275,296      $  199,751      $  211,072      $  442,151
                           ----------      ----------      ----------      ----------
                           ----------      ----------      ----------      ----------

                     See notes to financial statements.

                             FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                                           From
                                                                        Four months         Year             Inception
                                               Years ended                 ended           ended           (May 1976) to
                                              September 30 ,            September 30,      May 31,          September 30,
                                         1995              1994             1993             1993             1995 (*)
                                         ----              ----             ----             ----             --------
Revenues:
 Sales and service contracts        $         268      $    28,770       $  120,020       $    37,119       $  3,432,750
 Interest income                            3,009              994              331             7,536          2,792,615
                                    -------------      -----------       ----------       -----------       ------------
     Total                                  3,277           29,764          120,351            44,655          6,225,365
                                    -------------      -----------       ----------       -----------       ------------
Costs and Expenses:
 Cost of sales                             13,200           13,200            4,400           116,442          2,021,390
 Write down of inventory  (Note 3)           -                -                -              505,107          2,314,813
 Research and development (Note 1e)       738,237          747,349          542,970           906,436         20,181,542
 Selling, general and
  administrative                          701,246          788,329          277,843         1,513,594         32,596,090
 Bankruptcy administration
  costs (Notes 2 and 4)                   260,038          454,054             -                 -               714,092
 Interest and amortization
   of debt expense                         62,985           35,690             -               25,888            607,765
 Amortization of deferred
  compensation - stock
  options (Note 10d)                         -             595,800          198,600           649,176          4,808,788
 Loss from investment in
  Unimark Credit Systems,
  Inc. (Note 1b)                             -                -                -                 -             1,145,768
 Liquidation damages                         -                -                -                 -               702,118
                                    -------------      -----------       ----------       -----------       ------------
     Total                              1,775,706        2,634,422        1,023,813         3,716,643         65,092,366
                                    -------------      -----------       ----------       -----------       ------------
Loss before extraordinary items        (1,772,429)      (2,604,658)        (903,462)       (3,671,988)       (58,867,001)
Extraordinary credit - gain on
 debt restructuring (Notes 1a,2)        1,781,128           -                  -                 -             1,781,128
                                    -------------      -----------       ----------       -----------       ------------
Net income (loss)                   $       8,699      $(2,604,658)      $ (903,462)      $(3,671,988)      $(57,085,873)
                                    -------------      -----------       ----------       -----------       ------------

(*) Not covered by Auditors' Report.

                     See notes to financial statements.

                             FINGERMATRIX, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF OPERATIONS

                              (Continued)

                                                                   Four months         Year
                                           Years ended                ended            ended
                                          September 30,            September 30,      May 31,
                                      1995            1994             1993             1993
                                   ----------      ----------       ----------       ----------
Earnings (loss) per common
 share (*):
  Before extraordinary credit      $     (.93)      $   (2.41)      $    (.88)       $    (3.32)
  Extraordinary credit                    .93           -                -               -
                                   ----------      ----------       ----------       ----------
Net earnings (loss)
 per common share                  $    -          $    (2.41)      $     (.88)      $    (3.32)
                                   ----------      ----------       ----------       ----------
                                   ----------      ----------       ----------       ----------
Weighted average number
 of shares outstanding (*)          1,907,431       1,227,222        1,227,222        1,214,526
                                   ----------      ----------       ----------       ----------

(*)  Retroactively adjusted to reflect reverse .07 for 1 stock split effected in April, 1995, concurrent with bankruptcy plan confirmation.


                     See notes to financial statements.

                               FINGERMATRIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                            Deficit
                                               Common Stock                               Accumulated
                                  -----------------------------------      Additional      During the
                                                 Price      Par Value        Paid in       Development
                                    Shares     Per Share      Total          Capital          Stage             Total
                                  ---------    ---------    ----------     -----------     -----------       -----------
Balance (at inception)
Common stock issued for cash        564,45 8      $.20 to    $ 11,289      $  190,998      $     -           $   202,287
                                                  2.00
Common stock issued for assets      691,500        .17         13,830         103,206            -               117,036
Net loss for the year                 -            -             -              -             (274,349)         (274,349)
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1977(*)        1,255,958        -           25,119         294,204         (274,349)           44,974
Common stock issued upon
 conversation of debt               222,250       2.00          4,445         440,055            -               444,500
Net loss for the year                 -            -             -              -             (230,254)         (230,254)
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1978(*)        1,478,208        -           29,564         734,259         (504,603)          259,220
Common stock issued for cash        170,000       2.00          3,400         336,600            -               340,000
Common stock issued for services     31,250       2.00            625          61,875            -                62,500
Net loss for the year                 -            -             -              -             (967,640)         (967,640)
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1979(*)        1,679,458       2.00         33,589       1,132,734       (1,472,243)         (305,920)
Common stock issued for
 liquidation damages                 32,964       2.00            659          65,269            -                65,928
Common stock issued for services     51,250       2.00          1,025         101,475            -               102,500
Common stock issued to
 noteholder for waiving
 default on note                      2,825       2.00             57           5,593            -                 5,650
Common stock issued in payment
 of old debt                          1,000       2.00             20           1,980            -                 2,000
Common stock issued upon
 conversion of debt                  88,393       2.83          1,769         248,231            -               250,000
Net loss for the year                 -            -             -              -           (1,221,278)       (1,221,278)
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1980(*)        1,855,890        -         $ 37,119      $1,555,282      $(2,693,521)      $(1,101,120)
                                  ---------      -----       --------      ----------      -----------       -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995



                                                                                            Deficit
                                             Common Stock                                  Accumulated
                                  -----------------------------------      Additional      During the
                                                 Price      Par Value       Paid in        Development
                                   Shares      Per Share      Total          Capital          Stage             Total
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1980(*)        1,855,890       -          $ 37,119      $1,555,282      $(2,693,521)      $(1,101,120)

Common stock issued in public
 offering                           500,000      $4.00         10,000       1,990,000             -            2,000,000

Common stock issued upon exercise
 of warrants                        339,353       3.00          6,787       1,011,272             -            1,018,059
Common stock issued upon
 recapitalization of debt           594,275       2.21 to      11,885         613,683             -              625,568
                                                  3.00
Common stock issued for services     18,000       2.00            360          35,640             -               36,000
Common stock and warrants issued
 under settlement of lawsuit         26,875       8.00            538         424,462             -              425,000
Net loss for the year                  -           -             -              -           (1,614,141)       (1,614,141)
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1981(*)        3,334,393        -           66,689       5,630,3 39      (4,307,662)        1,389,366

Common stock issued upon
 exercise of warrants               430,201       2.00 to       8,605       1,231,394             -            1,239,999
                                                  4.00
Warrants issued for services at
 an exercise price less than
 market value                         -            -             -             50,000             -               50,000
Common stock issued for services     14,500       3.05 to         288          55,339             -               55,627
                                                  4.42
Common stock issued under
 settlement of lawsuit               16,241        -              325            (325)            -                -
Net loss for the year                 -            -             -               -          (1,588,610)       (1,588,610)
                                  ---------      -----       --------      ----------      -----------       -----------
Balance at May 31, 1982(*)        3,795,335        -          $75,907      $6,966,747      $(5,896,272)      $ 1,146,382
                                  ---------      -----       --------      ----------      -----------       -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                             FINGERMATRIX, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                                    Deficit
                                                      Common Stock                                Accumulated
                              Convertible    ------------------------------      Additional        During the
                               Preferred                 Price    Par Value        Paid in         Development
                                 Stock         Shares  Per Share    Total          Capital            Stage              Total
                                -------      ---------   -----    ---------      -----------      ------------       -----------
Balance at May 31,
 1982(*)                           -         3,795,335     -       $ 75,907      $ 6,966,747       $(5,896,272)       $1,146,382

Preferred stock and
 warrants issued in
 a public offering                6,600           -        -          -            5,464,995             -             5,471,595
Common stock issued
 upon exercise of
 stock appreciation
 rights                            -            28,974     -            579         337,547              -               338,126
Common stock issued
 upon exercise of
 warrants                          -           549,126   $2.00 to    10,982       1,705,279              -             1,716,261
                                                          4.80
Common stock issued
 upon conversion of
 preferred stock                 (4,171)       834,100     -         16,682          (12,511)            -                 -
Warrants issued to an
 employee at an
 exercise price less
 than market value                 -              -        -           -               5,000             -                 5,000
Common stock issued in
 payment of debt                   -            74,837    3.87       1,497           289,647             -               291,144
Warrants issued in
 payment of debt                   -              -        -           -             121,184             -               121,184
Net loss for the year              -              -                    -                -           (2,899,728)       (2,899,728)
                                -------      ---------   -----    ---------      -----------      ------------       -----------
Balance at May 31,
 1983(*)                        $ 2,429      5,282,372            $ 105,647      $14,877,888       $(8,796,000)       $6,189,964
                                -------      ---------   -----    ---------      -----------      ------------       -----------


(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                             FINGERMATRIX, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                                    Deficit
                                                      Common Stock                                Accumulated
                              Convertible    ------------------------------      Additional        During the
                               Preferred                 Price    Par Value        Paid in         Development
                                 Stock         Shares  Per Share    Total          Capital            Stage              Total
                                -------      ---------   -----    ---------      -----------      ------------       -----------
Balance at May 31, 1983(*)      $ 2,429      5,282,372            $ 105,647      $14,877,888       $(8,796,000)       $6,189,964

Convertible preferred stock
 issued upon exercise of
 warrants                           233           -        -           -             278,768             -               279,001
Common stock issued upon
 exercise of warrants              -           154,531   $2.00 to     3,091          516,899             -               519,990
                                                          5.00
Common stock issued upon
 conversion of preferred
 stock                             (627)       125,394     -          2,508           (1,881)            -                 -
Warrants issued for cash           -              -        -           -               5,000             -                 5,000
Compensation expense
 relating to stock
 appreciation rights               -              -        -           -             355,500             -               355,500
Preferred cash dividends
 paid $1.00 per share              -              -        -           -            (224,747)            -              (224,747)
Net loss for the year              -              -                    -             -              (4,002,829)       (4,002,829)
                                -------      ---------   -----    ---------      -----------      ------------       -----------
Balance at May 31, 1984(*)        2,035      5,562,297              111,246       15,807,427       (12,798,829)        3,121,879

Convertible preferred stock
 issued upon exercise of
 warrants                           193           -        -          -              229,307             -               229,500
Common stock issued upon
 exercise of warrants                -          44,437   2.75 to        889          244,238             -               245,127
                                                         5.00
Common stock issued upon con-
 version of preferred stock        (758)       151,546     -          3,031           (2,273)            -                 -
Warrants issued for cash           -              -        -           -              12,000             -                12,000
Compensation expense
 relating to waiver of
 stock appreciation rights         -              -        -           -             230,675             -               230,675
Common stock issued in
 private offering                  -           383,164     -          7,663        1,727,709             -             1,735,372
Net loss for the year              -              -        -           -              -             (3,380,834)       (3,380,834)
                                -------      ---------   -----    ---------      -----------      ------------       -----------
Balance at May 31, 1985(*)      $ 1,470      6,141,444            $ 122,829      $18,249,083      $(16,179,663)      $ 2,193,719
                                -------      ---------   -----    ---------      -----------      ------------       -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1985(*)    $ 1,470   6,141,444            $122,829     $18,249,083    $(16,179,663)   $    -        $ 2,193,719
Common stock issued upon
 conversion  of preferred
 stock                            (97)     19,308      -          386            (289)          -             -              -
Common stock issued upon
 exercise of warrants             -       473,541   $2.75       9,471       1,789,543           -             -          1,799,014
                                                       to
                                                     7.00
Common stock issued in
 private offering                 -       855,600    5.00      17,112       3,974,553           -             -          3,991,665
                                                       to
                                                     6.00
Common stock issued in
 payment of debt                  -        43,228   6.76          865         290,923           -             -            291,788
Issuance of stock options for
 300,000 shares                   -         -         -          -          1,912,500           -         (1,912,500)        -
Amortization of deferred
 compensation stock options       -         -         -          -              -               -             63,750        63,750
Net loss for the year             -         -                    -              -         (3,223,374)         -         (3,223,374)
                              -------   ---------   -----    --------     -----------    ------------    -----------    ----------

Balance at May 31, 1986 (*)     1,373   7,533,121      -      150,663      26,216,313     (19,403,037)    (1,848,750)    5,116,562

Common stock issued upon
 conversion of preferred stock   (250)     50,128      -        1,002            (752)           -            -              -
Common stock issued upon
 exercise of warrants             -       283,097    4.25       5,662       1,197,060            -            -          1,202,722
                                                       to
                                                     6.75
Common stock issued upon
 exercise of stock options        -         3,000    6.00          60          17,940            -            -             18,000
Common stock issued in payment
 of debt                          -        86,116    3.00       1,722         181,505           -            -             183,227
                                                       to
                                                     5.25
Amortization of deferred
 compensation - stock options     -          -        -          -              -               -           382,500        382,500
Net loss for the year             -          -                   -              -          (4,340,962)         -        (4,340,962)
                              -------   ---------   -----    --------     -----------    ------------    -----------    ----------
Balance at May 31, 1987 (*)   $ 1,123   7,955,462            $159,109     $27,612,066    $(23,743,999)   $(1,466,250)   $2,562,049
                              -------   ---------   -----    --------     -----------    ------------    -----------    ----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1987(*)    $ 1,123   7,955,462   $  -     $159,109     $27,612,066    $(23,743,999)   $(1,466,250)  $ 2,562,049

Common stock issued upon
 conversation of rights           -     2,649,681   $5.00      52,994      11,876,291            -              -       11,929,285
Common stock issued upon
 exercise of warrants             -       450,164    4.64       9,003       2,014,610            -              -        2,023,613
Common stock issued upon
 conversation
 of preferred stock               (64)     12,776      -          256            (192)           -              -             -
Issuance of warrants for 893,000
 shares (net of retirement of
 warrants and options for
 446,500  shares)                 -          -         -          -         1,724,062            -        (1,262,712)      461,350
Amortization of deferred
 compensation - stock options     -          -         -          -              -               -           439,336       439,336

Net loss for the year             -          -                    -              -        (5,786,170)           -       (5,786,170)
                              -------  ----------            --------     -----------    ------------    -----------   -----------
Balance at May 31, 1988 (*)     1,059  11,068,083             221,362      43,226,837     (29,530,169)    (2,289,626)   11,629,463

Amortization of deferred
 compensation - stock options     -          -         -          -              -               -           801,997       801,997

Net loss for the year             -          -                    -              -         (6,004,883)          -       (6,004,883)
                              -------  ----------            --------     -----------    ------------    -----------   -----------
Balance at May 31, 1989 (*)   $ 1,059  11,068,083            $221,362     $43,226,837    $(35,535,052)   $(1,487,629)  $ 6,426,577
                              -------  ----------            --------     -----------    ------------    -----------   -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1989(*)    $ 1,059  11,068,083   $  -     $221,362     $43,226,837    $(35,535,052)   $(1,487,629)  $ 6,426,577

Common stock issued upon
 exercise of employee
 incentive stock options          -         8,300   $1.25         166          10,209           -              -            10,375
Common stock issued upon
 exercise  of warrants            -       200,000     .50       4,000          96,000           -              -           100,000
Common stock issued upon
 conversion
 of preferred stock              (962)    192,328      -        3,847          (2,885)          -              -             -
Common stock issued in
 lieu of  accumulated
 dividends on preferred
 stock                            -       257,100    2.03       5,142         516,610        (521,752)         -             -
Common stock issued for
 the purchase of Unimark          -       280,000    1.33       5,600         365,400           -              -           371,000

Common stock returned
 from escrow                      -        (1,884)     -          (38)             38           -              -             -
Common stock issued in
 private offering                 -     1,150,000    1.00      23,000       1,127,000           -              -         1,150,000
Common stock issued in
 payment of debt                  -       189,874    2.36       3,797         444,287           -              -           448,084
Common stock issued in
 connection with
 a loan to the  Company           -        10,000    1.00         200           9,800           -              -            10,000

Amortization of deferred
 compensation -
 stock options                    -         -          -          -             -               -            801,995       801,995
Net loss for the year             -         -                     -             -          (7,581,322)         -        (7,581,322)
                              -------  ----------            --------     -----------    ------------    -----------   -----------
Balance at May 31, 1990 (*)   $    97  13,353,801            $267,076     $45,793,296    $(43,638,126)   $  (685,634)  $ 1,736,709
                              -------  ----------            --------     -----------    ------------    -----------   -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1990 (*)   $   97   13,353,801   $  -     $267,076     $45,793,296    $(43,638,126)   $(685,634)    $ 1,736,709

Common stock issued upon
 exercise of employee
 incentive stock options          -         6,816   $1.25         136           8,384           -             -              8,520
Common stock issued upon
 conversion of preferred stock    (1)         300      -            6              (5)          -             -               -
Common stock issued upon
 conversion of preferred stock    -     1,000,000    1.00      20,000         980,000           -             -          1,000,000
Common stock issued in
 private offering                 -       700,000     .50      14,000         386,000           -             -            400,000
                                                       to
                                                     1.00
Common stock issued in
 payment of debt                  -       100,525    1.22       2,010         120,307           -             -            122,317
Amortization of deferred
 compensation - stock options     -         -          -         -               -              -            685,634       685,634

Net loss for the year             -         -                    -               -         (3,463,900)        -         (3,463,900)
                              -------  ----------            --------     -----------    ------------    -----------   -----------
Balance at May 31, 1991 (*)   $   96   15,161,442            $303,228     $47,287,982    $(47,102,026)   $    -        $   489,280
                              -------  ----------            --------     -----------    ------------    -----------   -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1991 (*)   $   96   15,161,442   $  -     $303,228     $47,287,982    $(47,102,026)   $    -        $   489,280

Common stock issued upon
 exercise of employee
 incentive stock options          -         5,000    1.25         100           6,150           -             -              6,250
Common stock issued upon
 conversion of preferred stock  (299)     149,450      -        2,989          (2,690)          -             -               -
Preferred stock issued in
 public offering (net of
 registration costs)           3,165        -          -         -          2,683,356           -             -          2,686,521
Preferred stock issued in
 private offering                794        -          -         -            793,206           -             -            794,000
Common stock issued in
 private offering                 -     1,022,870   50 to      20,459         900,412           -             -            920,871
                                                     1.25
Common stock issued in
 payment of debt                  -        24,475    1.75         489          42,342           -             -             42,831
Preferred cash dividends paid     -         -         -           -          (233,940)          -             -           (233,940)
Issuance of stock options for
 2,344,000 shares                 -         -         -           -         3,513,000           -         (3,513,000)         -
Amortization of deferred
 compensation - stock options     -         -         -           -             -               -            190,000       190,000

Net loss for the year             -         -                     -             -          (3,334,190)        -         (3,334,190)
                              ------   ----------            --------     -----------    ------------    -----------   -----------

Balance at May 31, 1992 (*)   $3,756   16,363,237            $327,265     $54,989,818    $(50,436,216)   $(3,323,000)  $ 1,561,623
                              ------   ----------            --------     -----------    ------------    -----------   -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1992 (*)   $ 3,756  16,363,237   $  -     $327,265     $54,989,818    $(50,436,216)   $(3,323,000)  $ 1,561,623

Common stock issued
 upon conversion of
 preferred stock                 (191)     95,530      -        1,910          (1,719)          -               -             -

Common stock issued
 in private offering              -        95,500    1.00       1,910          93,590           -               -           95,500

Common stock issued
 to employees in lieu
 of bonuses                       -       257,000     .44       5,140         107,940           -               -          113,080

Amortization of deferred
 compensation - stock
 options                          -         -          -         -              -               -            649,176       649,176

Deferred compensation
 stock options voided
 (Note 8d)                        -         -          -        -            (455,842)          -            455,842          -

Net loss for the year             -         -                   -                          (3,671,988)          -       (3,671,988)
                              -------  ----------            --------     -----------    ------------    -----------   -----------

Balance at May 31, 1993       $ 3,565  16,811,267            $336,225     $54,733,787    $(54,108,204)   $(2,217,982)  $(1,252,609)
                              -------  ----------            --------     -----------    ------------    -----------   -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at May 31, 1993        $3,565  16,811,267   $        $336,225     $54,733,787    $(54,108,204)   $(2,217,982)  $(1,252,609)

Amortization of deferred
 compensation stock
 options                          -          -                   -               -               -           198,600       198,600

Net loss for the four
 months ended September 30,
 1993                             -          -                   -               -           (903,462)         -          (903,462)
                              -------  ----------   -----    --------     -----------    ------------    -----------   -----------

Balance, September 30, 1993     3,565  16,811,267             336,225      54,733,787     (55,011,666)    (2,019,382)   (1,957,471)

Amortization of deferred
 compensation stock options       -          -                   -               -               -           595,800       595,800

Net loss for the year             -          -                   -               -         (2,604,658)          -       (2,604,658)
                               ------  ----------            --------     -----------    ------------    -----------   -----------

Balance at September 30, 1994  $3,565  16,811,267            $336,225     $54,733,787    $(57,616,324)   $(1,423,582)  $(3,966,329)
                               ------  ----------            --------     -----------    ------------    -----------   -----------

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1995

                                                                                           Deficit
                                                 Common Stock                            Accumulated
                            Convertible  -----------------------------     Additional    During the     Compensation
                             Preferred              Price    Par Value      Paid-In      Development        Stock
                               Stock     Shares   Per Share    Total        Capital         Stage          Options       Total
                              -------    ------   ---------   -------      ---------     -----------     -----------    -------
Balance at September 30, 1994  $3,565   16,811,267   $  -     $336,225     $54,733,787    $(57,616,324)   $(1,423,582)  $(3,966,329)

Bankruptcy reorganization
 transactions:
  Cancellation of old shares   (3,565) (16,811,267)     -     (336,225)        339,790            -              -             -
  Issuance of new shares to
   holders of old shares and
   unsecured pre-petition
   creditors                      -      1,472,738      -       14,727         (14,727)           -              -             -
  Shares issued as additional
   consideration for settle-
   ment of post-petition
   financing (Note 2)             -        150,000      -        1,500          (1,500)           -              -             -
  Shares issued in exchange for
   convertible note (Note 7)      -        250,000    1.00       2,500         247,500            -              -          250,000
  Cancellation of deferred
   compensation stock options
   (Note 10d)                     -           -         -         -         (1,423,582)           -         1,423,582          -
  Shares issued in connection
   with settlement of litigation
   (Note 10g)                     -         78,098    4.62         781         359,667            -              -          360,448
  Shares issued to new share-
   holders in exchange for cash
   investment (Note 5)            -        300,000    1.60       3,000         477,463            -              -          480,463
Other transactions:
 Stock warrants exercised
  (Note 6)                        -        694,56   various      6,946         703,765            -              -          710,711
 Shares issued pursuant to
  a private placement
  (Note 10f)                      -      1,000,000    1.00      10,000         990,000            -              -        1,000,000
Net income for the year           -           -                   -                              8,699           -            8,699
                               ------   ----------            --------     -----------    ------------    -----------   -----------
Balance at September 30, 1995  $  -      3,945,404            $ 39,454     $56,412,163    $(57,607,625)   $      -      $(1,156,008)
                               ------   ----------            --------     -----------    ------------    -----------   -----------

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS

                                                                                                            From June 1,
                                                  Years ended               Four months    Year ended         1988 to
                                                 September 30,             September 30,      May 31,       September 30,
                                         ----------------------------      ------------    -----------      ------------
                                             1995             1994             1993            1993           1995 (*)
                                         -----------      -----------       ---------      -----------      ------------
Cash flows from operating
 activities:
  Loss before extraordinary credits      $(1,772,429)     $(2,604,658)      $(903,462)     $(3,671,988)     $(29,336,832)
  Extraordinary credit                     1,781,128             -               -                -            1,781,128
                                         -----------      -----------       ---------      -----------      ------------
Net income (loss)                              8,699       (2,604,658)       (903,462)      (3,671,988)      (27,555,704)
                                         -----------      -----------       ---------      -----------      ------------
Adjustments to reconcile net income
 (loss) to net cash used in
 operating activities:
  Extraordinary credit - gain on
   debt restructuring                     (1,781,128)            -               -               -            (1,781,128)
  Depreciation and amortization               20,811           31,265          41,558          137,347         1,156,082
  Amortization of deferred compensation
   stock options                                -             595,800         198,600          649,176         3,923,202
  Write-off of certain patents                  -                -            145,888           44,462           235,570
  Allowance for doubtful accounts               -                -               -                -               70,354
  Write-off of property and equipment           -                -               -                -               21,991
  Gain on sale of property and equipment        -                -               -                -                 (500)
  Loss from Unimark Credit System, Inc.         -                -               -                -              470,374
  Settlement of litigation in exchange
   for common stock                             -                -               -                -              165,148

Changes in assets and liabilities:
 Decrease in accounts receivable                -                -               -               8,120            17,429
 Decrease in interest receivable                -                -               -                -              364,055
 (Increase) decrease in loans receivable
  from employees                                -                (994)           (331)            (955)            8,459
 Decrease in inventory                          -                -               -             502,582         1,584,903
 (Increase) decrease in prepaid expenses
  and other current assets                   (14,461)           6,030          43,621           15,598           104,308
 (Increase) decrease in deposits               1,900          (14,705)           -                -              (12,805)
 (Decrease) increase in accounts payable     (14,147)         569,931         473,783          425,087         1,842,573
 Increase in accrued expenses                541,117          436,560            -             500,506         1,441,103
                                         -----------      -----------       ---------      -----------      ------------
Total adjustments                         (1,245,908)       1,623,887         903,119        2,281,923         9,611,118
                                         -----------      -----------       ---------      -----------      ------------
Net cash used in operating activities     (1,237,209)        (980,771)           (343)      (1,390,065)      (17,944,586)
                                         -----------      -----------       ---------      -----------      ------------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS

                                                                                                            From June 1,
                                                  Years ended               Four months    Year ended         1988 to
                                                 September 30,             September 30,      May 31,       September 30,
                                         ----------------------------      ------------    -----------      ------------
                                             1995             1994             1993            1993           1995 (*)
                                         -----------      -----------       ---------      -----------      ------------
Cash flows from investing activities:
  Expenditures for property and
   equipment                             $(15,185)              -               -                -             (140,858)
  Expenditures for patents                   -                  -               -               (1,900)         (186,513)
  Proceeds from sale of property and
   equipment                                 -                  -               -                 -                3,500
  Payment for covenant not to compete        -                  -               -                 -             (100,000)
  Investment in Unimark Credit System,Inc.   -                  -               -                 -             (111,333)
                                         -----------      -----------       ---------      -----------      ------------
Net cash used in investing activities        (15,185)           -               -               (1,900)         (535,204)
                                         -----------      -----------       ---------      -----------      ------------

Cash flows from financing activities:
 Payment to restricted cash account          (31,825)           -               -                 -              (31,825)
 Payments to creditors as part of
  debt restructuring                        (446,124)           -               -                 -             (446,124)
 Proceeds from notes payable                 575,954          991,046           -               38,000         2,760,811
 Proceeds from shares issued, pursuant
  to private placements                    1,480,463            -               -              208,580         4,953,914
 Proceeds from exercise of stock
  warrants and options                       710,711            -               -                 -              835,856
 Payments under capitalized leases              -               -               -               (4,273)          (50,109)
 Payment of dividends                           -               -               -                 -             (233,940)
 Proceeds from public offering                  -               -               -                 -            2,686,521
 Payments from (to) employee                  17,225            -               -              (18,680)           27,225
                                         -----------      -----------       ---------      -----------      ------------
Net cash flows provided by financing
 activities                                2,306,404          991,046           -              223,627        10,502,329
                                         -----------      -----------       ---------      -----------      ------------
Net increase (decrease) in cash and
 cash equivalents                          1,054,010           10,275            (343)      (1,168,338)       (7,977,461)
Cash and cash equivalents at beginning
 of period                                    13,567            3,292           3,635        1,171,973         9,045,038
                                         -----------      -----------       ---------      -----------      ------------
Cash and cash equivalents at
 end of period                           $ 1,067,577      $    13,567       $   3,292      $     3,635      $  1,067,577
                                         -----------      -----------       ---------      -----------      ------------
                                         -----------      -----------       ---------      -----------      ------------
Supplemental disclosures of cash
 flow information:
  Cash paid during the period for:
   Interest                              $    35,691      $       204      $     -         $    13,964      $     43,709

Reference is made to Notes 2,7,8 and 10g relating to non-monetary issuances of common stock.
(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                               From inception
                                                                (May 1976) to
                                                               May 31, 1988 (*)
                                                               ----------------
Use of funds:
 Operations                                                       $29,530,169
                                                                  -----------
 Net loss:
  Items not consuming working capital:
   Depreciation and amortization                                   (1,267,675)
   Amortization of deferred compensation-stock options               (885,586)
   Common stock and warrants issued under settlement of law suit     (425,000)
   Write-off of certain fixed assets                                 (365,440)
   Write-off of certain patents                                      (220,238)
   Stock appreciation rights                                         (924,301)
                                                                  -----------
Working capital consumed by operations                             25,441,929

Expenditures for patent applications                                  570,805
Acquisition of fixed assets                                         1,547,222
Deferred compensation - stock options                               3,175,212
Reclassification of test equipment from inventory to fixed assets     633,319
Increase in deferred charges                                          209,187
Common stock issued in connection with acquisition of fixed assets     81,276
Common stock issued in connection with acquisition of patents          25,115
Long-term debt converted into common stock                            444,500
Payments and current maturities of long-term debt                   1,506,173
Preferred dividends paid                                              224,747
Loans receivable from employees                                        80,897
                                                                  -----------
Total funds consumed                                               33,940,382
                                                                  -----------
Sources of funds:
 Collections of loans receivable from employees                        80,897
 Decrease in deferred charges                                         100,418
 Increase in long-term debt                                         1,950,672
 Issuances of common stock                                         32,695,141
 Issuances of preferred stock                                       5,976,001
 Proceeds from sale of warrants                                        17,000
 Issuance of stock options                                          3,636,562
                                                                  -----------
Total funds provided                                               44,456,691
                                                                  -----------
Net increase in working capital                                    10,516,309
Working capital - inception                                              -
                                                                  -----------
Working capital, May 31, 1988                                     $10,516,309
                                                                  -----------
                                                                  -----------

(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                  (Continued)

                                                               From inception
                                                                (May 1976) to
                                                               May 31, 1988 (*)
                                                               ----------------
Changes in components of working capital:
 Increase in current assets:
  Cash                                                            $ 9,045,038
  Accounts receivable                                                  76,203
  Interest receivable                                                 364,055
  Loans receivable from employees                                      37,264
  Inventory                                                         1,584,903
  Prepaid expenses and other current assets                           125,163
 (Increase) in current liabilities:
  Accounts payable                                                   (456,779)
  Accrued expenses                                                   (259,538)
                                                                  -----------
Net increase in working capital                                   $10,516,309
                                                                  -----------
                                                                  -----------
(*)  Not covered by Auditors' Report.

                     See notes to financial statements.

                              FINGERMATRIX, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS

              SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 1.  Summary of Significant Accounting Policies

      a.  Organization, history and basis of presentation

            The Company was incorporated in the State of New York in May, 1976. For the period from its inception through September 30, 1995, the Company has been in the development stage and, accordingly, has directed its efforts and resources to product and prototype development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September, 1994, at which date a Trustee was appointed. On March 31, 1995, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors.

            The financial statements have been prepared assuming that the Company will continue as a going concern which is dependent upon the successful completion of the Company's development program, fulfilling of its obligations, pursuant to the Plan of Reorganization, generating sufficient sales to obtain profitable operations and its ability to obtain additional financing, if necessary. During the forty month period from June 1, 1993 through September 30, 1995, the Company had aggregate operating revenues of $186,177 while incurring losses before extraordinary credits in the sum of $8,952,537, during the same period. Additionally, the Company has an accumulated deficit of $57,607,625 as of September 30, 1995. The Company's recurring losses from operations and lack of sufficient working capital raise substantial doubt about the Company's ability to continue as a going concern (see
Note 2).

            The Company believes that its existing cash and the
proceeds from future anticipated equity contributions from the exercise of warrants and additional equity commitments made from one investor (Note 10f) will generate sufficient cash to maintain its operations through calendar year 1996. In order to continue its operations and meet its reorganization plan obligations, management has taken steps to produce a prototype of its fingerprint identification systems equipment, which it intends to market to law enforcement agencies, commercial enterprises or other agencies and organizations that can utilize these
type of products.   Based upon the reactions received by the potential
customers to date, the Company believes that its scanner and technology will be well received. Plans have been made to commence production in mid 1996.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993


Note 1.  Summary of Significant Accounting Policies (continued)

      b.  Consolidation and dissolution of subsidiary

            The accompanying financial statements for the May, 1993 through September, 1995 period include the accounts of the Company.
 The financial statements prior to May, 1993 included Unimark Credit Systems, Inc. "Unimark", the Company's sole subsidiary, whose operations were discontinued in February 1990. Unimark was inactive after that date and has now been dissolved.

      c.  Inventory valuation

            Inventories were valued at the lower of cost (first-in, first-out) or market. See Note 3.

      d.  Property and equipment

            Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is generally five years. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Any gain or loss realized on disposition is recorded in operations at the time of the disposal. Expenditures for maintenance, repairs, renewal and betterments are reviewed by management and only those expenditures representing improvements to property and equipment are capitalized.

      e.  Research and development

            Research and development expenses are charged to expense in the year incurred.

      f.  Patents

            The cost of obtaining patents is amortized on the straight-line method over 17 years. Patent application costs are deferred until a patent is received or the application is abandoned. Amortization of patent costs was $15,815, $15,815, $5,272 and $29,824 for the periods ended September 30, 1995, 1994, 1993 and May 31, 1993, respectively. During the four months ended September 30, 1993, the Company determined that costs assigned to certain patents and patent applications having a book value of $145,888 were worthless and were written off.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 1.  Summary of Significant Accounting Policies (continued)

      g.  Revenue recognition

            The Company recognizes revenues from customers upon delivery (and installation, if necessary) subject to acceptance by the customer, of its systems. Service contract revenues are recognized as billed, which is usually monthly.

      h.  Earnings (loss) per common share

            Earnings (loss) per common share is computed using the income (loss) for the year adjusted for preferred dividends divided by the weighted average number of common shares outstanding during the respective periods. Retroactive effect has been given for all periods shown for the reverse .07 for 1 stock split effected April, 1995 concurrent with the bankruptcy plan confirmation. Common stock equivalents, convertible notes and convertible preferred stock outstanding, were not included in the computation, since the effect of their inclusion would be anti-dilutive or immaterial.

      i.  Cash equivalents and restricted cash

            Cash and cash equivalents generally consist of cash and money market instruments. These securities have original maturity dates not exceeding three months. Such investments are stated at cost which approximates fair value and are considered cash equivalents for purposes of reporting cash flows.

            Cash that has been segregated for settlement of pending bankruptcy claims, which is under the control of a court-appointed trustee, is deemed restricted cash and is not included in cash equivalents.

      j.  Income taxes

            Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The adaption of SFAS 109 had no significant effect on the Company's financial position and results of operations.

            Deferred income taxes are provided, if appropriate, to reflect the tax effect of differences between the financial statement and income tax basis of assets and liabilities. These differences result from the utilization of net operating losses. See Note 9.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 2.  Bankruptcy Reorganization

            On September 15, 1993, the former Chief Executive Officer of the Company caused a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code to be filed on behalf of the Company in the Bankruptcy Court. As of that date, liabilities of the Company aggregated approximately $2,168,500, which exceeded the Company's assets of $252,000 by $1,916,500. The Company operated as a debtor under Chapter XI of the United States Bankruptcy Code until September, 1994, at which date a Trustee was appointed. On March 31, 1995, a Plan of Reorganization ("the Plan") was confirmed. In the interim, the Chief Executive Officer was replaced and new management installed.

            The Plan established different classes of creditors or equity interests and specified the property, if any, that was to be distributed to each class. As more fully detailed below, the Plan provides for distribution to the creditors of cash, Fingermatrix New Common Stock, A-Warrants, B-Warrants, and C-Warrants, and other consideration. See Notes 7 and 8 for further discussion of stock and warrant issuances.

            The Company restructured $2,920,890 of liabilities by the payment of $447,150 on the distribution date (April 19, 1995), a commitment to pay $332,166 in the future, and the issuance of common stock and warrants valued at $360,448 in lieu of a cash payment (Note
10g), resulting in an extraordinary gain of $1,781,128 during the year ended September 30, 1995. This settlement represents a payment of approximately 27 cents for every dollar of pre-petition debt. During the term of the bankruptcy, the Company incurred $714,092 of bankruptcy administrative costs. These costs, primarily professional fees for attorneys and accountants, were expensed during the two years ended September 30, 1995.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 2.  Bankruptcy Reorganization (continued)

         The following is a summary of the cash, common stock and warrant distributions scheduled to be made under the Plan as modified:


                                                                                                  Cash on        Deferred
                        New Common Shares   A-Warrants  B-Warrants  C-Warrants  Other Warrants  Distribution       Cash
    Recipient           Number (A)    %       Number      Number      Number      (Note 8a)         Date         Payments
-------------------------------------------------------------------------------------------------------------------------------
Old Shareholders      1,500,000    50%    2,500,000   1,250,000        -0-          -0-              -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
New Shareholders        825,000   27.5    1,375,000     687,500        -0-          -0-              -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
SIS Capital Corp.       150,000    5        250,000     125,000        -0-          -0-              -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
Unsecured Creditors     300,000   10        500,000     250,000        -0-          -0-          $96,520/$.05     $351,662/$.20
                                                                                                 per $1.00 of     per $1.00 of
                                                                                                 allowed claim    allowed claim
-------------------------------------------------------------------------------------------------------------------------------
ESOP (B)                225,000    7.5      375,000     187,000        -0-          -0-              -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
Board of Directors        -0-      -0-      125,000      62,500        -0-          -0-              -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
Gordon Molesworth,
Daniel Storr and
Orvall Riessen            -0-      -0-      500,000     250,000      300,000        -0-              -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
Michael Schiller          -0-      -0-      100,000      50,000        -0-        200,000            -0-            -0-
-------------------------------------------------------------------------------------------------------------------------------
         TOTAL:       3,000,000    100%   5,725,000   2,862,000      300,000
-------------------------------------------------------------------------------------------------------------------------------

(A) Actual number of shares distributed varies from the above chart; see Statement of Shareholders' Equity (Deficit).
(B)  Modified so that stock warrants were issued in lieu of shares.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 3.  Inventory

            As of May 31, 1992, the Company's financial statements reflected inventory aggregating $502,582. However, the Company's limited sales led management to re-evaluate its inventory and a determination was made that new prototypes were required and the Company's existing inventory had no market value. Accordingly, all inventory was written off and no inventory is being reflected in the accompanying financial statements.


Note 4.  Accounts Payable and Accrued Expenses

            a. As of September 30, 1995, 1994 and 1993 and May 31, 1993, the Company was obligated to its suppliers, professionals, employees and related party creditors for services and supplies. Trade accounts payable at May 31, 1993 in the amount of $776,936 were recharacterized as pre-petition debts on September 30, 1993. See Note 4b.

                   Details of accrued expenses at the balance sheet dates are as follows:

                                          September 30,                      May 31,
                                --------------------------------            --------
                                  1995          1994       1993               1993
                                --------      --------    -------           --------
Accrued salaries payable
 to employees and officers,
 including $167,788 to
 stockholders at May 31,
 1993 (1)                       $302,625      $  -        $  -              $479,098
Accrued rent payable to
 related parties                    -            -           -                89,287
                                --------      --------    -------           --------
                                 302,625         -           -               568,385

Various accrued expenses,
 including bankruptcy
 administration costs of
 $595,794 and $413,800, at
 September 30, 1995 and
 1994, respectively              675,052      436,560        -               154,579
                                --------     --------     -------           --------
Total                           $977,677     $436,560     $  -              $722,964

(1) 1995 amount represents stock grants to employees and officers made on July 25, 1995, paid via the issuance of common stock in
     October,       1995.  See Note 8b.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 4.  Accounts Payable and Accrued Expenses (continued)

            b. Accounts payable for pre-petition and post-petition creditors as of the balance sheet dates are as follows:

                                          September 30,                      May 31,
                                --------------------------------            --------
                                  1995          1994       1993               1993
                                --------      --------    -------           --------
Pre-petition payables
 Payables to unrelated
  creditors (Note 2)             $  -      $1,738,707   $1,738,707          $  -

 Payables to related
  parties (2) (3)                   -         391,836      391,836           156,860
                                --------   ----------   ----------          ---------
Total pre-petition
 payables                       $   -      $2,130,543   $2,130,543          $156,860
                                --------   ----------   ----------          ---------
                                --------   ----------   ----------          ---------

                                          September 30,                      May 31,
                                --------------------------------            --------
                                  1995          1994       1993               1993
                                --------      --------    -------           --------
Post-petition payables

 Due to related parties (3):
   Accrued rent                 $  -       $ 398,557    $  -                 $  -
   Accrued interest                -          35,691       -                    -
   Various cash expenses
    and advances                   -          86,571       -                    -
                                --------   ----------   ----------          ---------
Total post-petition
 payables                       $  -       $520,819     $  -                 $   -
                                --------   ----------   ----------          ---------
                                --------   ----------   ----------          ---------

(2) Liability to related parties represents a combination of accrued rent, payable to the former President of the Company and his family, cash advances to the Company and expenses paid for by the former President of the Company, net of repayments and off-setting advances made to a Company owned by said officer, aggregating $38,439 at May 31, 1993.

(3) These liabilities were incorporated into an overall settlement reached by the Company during its bankruptcy reorganization with said individuals aggregating $907,000, payable at $.25 per $1.00 of the aggregate amount (Note 2)

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 5.  Notes Payable

                  As of the balance sheet dates, notes payable are comprised of the following:

                                          September 30,                      May 31,
                                --------------------------------            --------
                                  1995          1994       1993               1993
                                --------      --------    -------           --------
Convertible note payable -
 Tampa Firefighters' and
 Police Officers' Pension
 Fund; post-petition
 financing; note bears
 interest at prime,
 plus 4% per annum
 (12.75% at September 30,
 1995), is convertible
 into 75,000 shares of
 common stock; maturity
 is  May 30, 1996 (a)           $250,000      $  -        $  -                $  -

Note payable - SIS Capital,
 Corp. ("SIS") - pre-
 petition, unsecured,
 non-interest bearing,
 payable on demand;
 restructured and
 transferred to unsecured
 claims as of March 31,
 1995                               -          38,000      38,000             38,000

Note payable - SIS, post-
 petition, collateralized
 by first lien on all
 assets, bearing interest
 at 8% per annum,
 restructured and
 incorporated into
 $1,067,000 note payable;
 See Notes 2 and 6                  -         991,046         -                  -
                                --------   ----------     -------             -------
                                $250,000   $1,029,046     $38,000             $38,000
                                --------   ----------     -------             -------
                                --------   ----------     -------             -------

(a) On May 23, 1996, the note was converted by the note holder into 250,000 shares of common stock. The Board of Directors had previously modified the conversion terms so that the conversion price was $1.00 instead of $3.33 per share.

                                          F-30

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 6.  Long-term Debt

           As of September 30, 1995, long-term debt is comprised of the following:

Note payable - SIS post- petition financing; note
 in the original amount of $1,067,000 is
 collateralized by a first lien upon all Company
 assets and bears interest at prime, plus 2%
 (10.75% at September 30, 1995); note is payable
 in three $200,000 semi-annual installments,
 commencing October 19, 1995; the principal
 balance and all accrued interest is payable
 April 19, 1997 (as of September 30, 1995,
 related accrued interest aggregated $35,744)(a)            $  817,000

Pre-petition payables due in four
equal semi-annual payments, commencing
 October 19, 1995, without interest:
  Unrelated creditors                                          176,006
  Related parties                                              175,656
                                                            ----------
                                                             1,168,662

Less current portion                                           628,003
                                                            ----------
                                                            $  540,659
                                                            ----------
                                                            ----------

       Scheduled maturities of long-term liabilities as of September 30, 1995 is as follows:

                             1996       $  628,003
                             1997          540,659
                                        ----------
                                        $1,168,662
                                        ----------
                                        ----------

(a) On June 1, 1996, SIS agreed to waive and discharge its first priority security interest and lien on the Company's assets.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 7.  Stockholders' Deficiency in Assets

            Stockholders' deficiency in assets as of the balance sheet dates is as follows:

                                          September 30,                      May 31,
                                --------------------------------            --------
                                  1995          1994       1993               1993
                                --------      --------    -------           --------
Convertible preferred
 stock - $.01, par
 value; $10 per share
 liquidation
 preference
Authorized 1,000,000
 shares
Series A: issued and
 outstanding - 9,460
 shares - 1994 and
 1993                            $  -        $     95       $    95           $    95

Series B: issued and
 outstanding - 346,964
 shares - 1994 and
 1993                               -           3,470         3,470             3,470

Common stock - $.01 par
 value - 1995; $.02
 par value, 1993 and
 1994:
  Authorized - 20,000,000
   shares - 1995;
   40,000,000 shares -
   1994 and 1993; issued
   and outstanding -
   3,945,404 shares - 1995;
   16,811,267 shares -
   1994 and 1993                  39,454      336,225       336,225           336,225

Additional paid in
 capital                      56,412,163   54,733,787    54,733,787        54,733,787

Deficit accumulated
 during the
 development stage           (57,607,625) (57,616,324)  (55,011,666)      (54,108,204)

Deferred compensa-
 tion stock options               -        (1,423,582)   (2,019,382)       (2,217,982)
                             -----------  -----------   -----------       -----------
                             $(1,156,008) $(3,966,329)  $(1,957,471)      $(1,252,609)
                             -----------  -----------   -----------       -----------
                             -----------  -----------   -----------       -----------

                                 F-32

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 7.  Stockholders' Deficiency in Assets (continued)

            Effective with the bankruptcy reorganization consummated on March 31, 1995, all of the Company's preferred and common stock structure was changed. As of that date, all issued and outstanding convertible preferred $.01 par value shares and common $.02 par value shares were canceled and new common stock with $.01 par value was issued.

            In conjunction with the reorganization, the Company arranged for new stockholders to invest $480,463 in exchange for 300,000 new common shares. Said proceeds were received in April, 1995. The Plan of Reorganization had allotted, 825,000 shares for issuance to said new stockholders, which would have represented an ownership of 27-1/2% in the Company. See chart in Note 2. These shareholders were also issued 500,000 A-Warrants and 250,000 B-Warrants.

            In October, 1994, $250,000 was received from another investor. The proceeds represented a convertible note payable with interest at prime, plus 4% (11.75%). In April, 1995, the note was converted into 250,000 shares of common stock. Accrued interest was forgiven upon conversion and was included in the gain on debt restructuring.

            Convertible preferred stock and its related rights and privileges prior to the above-mentioned reorganization are detailed below.

            In 1982, the Board of Directors of the Company approved a resolution creating a series of preferred stock (denominated "Series A") consisting of 720,000 shares. Each share of Series A preferred stock was convertible into two shares of common stock, was entitled to two votes per share, had a liquidation preference of $10 per share and was redeemable by the Company at $12.50 per share. The Series A shares were entitled to cumulative preferred dividends at the rate of $1.00 per annum, on June 30 and December 31. In April, 1992, the Company paid all dividends through December 31, 1991 on the Series A shares totaling $75,680. No dividends were paid subsequent to that date. Cumulative unpaid dividends of $28,380 through March 31, 1995 were canceled upon the cancellation of the shares.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 7.  Stockholders' Deficiency in Assets (continued)

            In March, 1991, the Board of Directors of the Company authorized an amendment of the Certificate of Incorporation to decrease the aggregate number of authorized shares of Series A preferred stock from 720,000 shares to 9,560 shares and to create from 1,000,000 authorized shares of the Company's serial preferred stock, a second series of preferred stock, having a par value of $.01 per share (denominated "Series B") which consisted of 950,000 authorized shares. Each share of Series B preferred stock was convertible into five shares of common stock, was entitled to one vote per share as a separate class, had a liquidation preference of $10 per share and was redeemable by the Company at $10 per share. The Series B shares were entitled to cumulative preferred dividends payable at a rate of $1.00 per annum on March 1 and September 1. The Company paid the March 1, 1992 dividend on the Series B preferred stock totaling $158,260. No dividends were paid subsequent to that date. Cumulative unpaid dividends of $1,046,495 through March 31, 1995 were canceled upon the cancellation of the shares.

Note 8.  Stock Warrants and Options

            a. In addition to the common shares issued as part of the revision of the capital structure of the Company discussed in Note 7 above, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants expected to be issued is detailed in the chart in Note 2. Pursuant to the terms of the reorganization plan, all previously issued warrants that were not fully exercised, exchanged and evidenced by stock certificates were canceled.

                   In conjunction with the overall settlement of claims between the Company and the former Chief Executive Officer, the Company issued an additional 200,000 common stock warrants ("additional warrants") that are exercisable at $.01 per share and which expire September 28, 1996.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 8.  Stock Warrants and Options (continued)

                   As of September 30, 1995, the Company has outstanding common stock warrants as follows:

                            Exercise
               Number of    price per     Expiration         Total
  Class         warrants      share          date            Amount
  -----        ---------    ---------     ----------         ------
A Warrants     2,996,625      $1.00    January 16, 1996    $2,996,625
B Warrants       222,041      $2.00    January 14, 1997       444,082
C Warrants       300,000      $ .01      April 14, 2000         3,000
Additional
 Warrants        200,000      $ .01  September 28, 1996         2,000

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

                  Between October 1, 1995 and January 16, 1996 (expiration date of A Warrants), warrants were exercised generating $2,194,800 and resulting in the issuance of 2,303,250 common shares.

            b. On July 21, 1995, the Company adopted, subject to shareholder approval, two stock option plans, an Employee Stock Option Plan that covers employees of the Company and an Outside Directors Plan.
 The Company has reserved 850,000 shares of common stock for issuance to key employees and/or directors under these plans. Changes in the shares authorized, granted and available under the Plans are as follows:

                                                              Number
                                                                of
                                                              Shares
                                                              ------
Authorized July 21, 1995 (1)                                  850,000
Granted                                                      (578,500)
Exercised                                                        -
                                                             --------
Available , September 30, 1995                                271,500
                                                             --------
                                                             --------
(1)  Date of adoption of Plan.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 8.  Stock Warrants and Options (continued)

               Under the Plan, option exercise prices shall not be less than 85% (100% in the case of incentive stock options) of the fair market value of the common stock at the time of the Grant. During the year ended September 30, 1995, options were granted, at approximately $2.375 per share. Exercise periods are for ten years (5 years for certain incentive stock options), but terminate at a stipulated period of time after an employees' death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the Plan. The options become exercisable in such installments, which need not be equal, and at such times as designated by the Compensation Committee.

Note 9.  Income Taxes

            The Company, as of September 30, 1995, has available approximately $46,865,000 of net operating loss carryforwards to reduce future Federal and state income taxes. In addition, the Company had available investment tax credits of approximately $16,500, expiring 1996 through 2001, and research tax credits of approximately $585,000 which began to expire in the fiscal year ended May 31, 1993. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carryforward period, a valuation allowance in the amount of $18,667,000 has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits.

            The net operating loss carryforwards expire as follows:

                  Year                       NOL Amount
                  ----                       ----------
                  1996                     $  1,576,749
                  1997                        2,549,215
                  1998                        3,878,063
                  1999                        3,181,148
                  2000                        3,290,778
                  2001                        4,047,945
                  2002                        5,383,607
                  2003                        5,162,539
                  2004                        5,615,608
                  2005                        2,207,073
                  2006                        2,792,000
                  2007                        3,671,988
                  2008                          903,462
                  2009                        2,604,658
                                            -----------
                                            $46,864,833
                                            -----------
                                            -----------

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 9.  Income Taxes (continued)

            Under Section 382 of the Internal Revenue Code of 1986, the use of the Company's net operating loss carryforwards and various business tax credits may be limited after the occurrence of an ownership change, as defined. An ownership change is a series of transactions resulting in an increase of more than 50 percentage points in the percentage of ownership interest in stockholders who, before or after such ownership change, own, directly, or indirectly, 5% or more of the stock of such corporation.


Note 10.  Commitments and Contingencies

      a. The Company leases its office and factory space pursuant to a non-cancelable operating lease which expires in November, 1998. The terms of the lease require the Company to pay for its own electricity, in addition to the basic annual rental which increases from $47,061 to $54,479 over the term of the lease. During the period up to November 15, 1993, the Company was leasing its space from the former President and his family.

            The future minimum annual rental commitments at September 30, 1995 on long-term leases is as follows:

                  September 30, 1996             $ 49,414
                                1997               51,885
                                1998               54,479
                                1999                6,810

            Rental expense for each of the periods was as follows:

      Year ended May 31, 1993                    $212,081
      Four months ended September 30, 1993         66,667
      Year ended September 30, 1994               471,280
      Year ended September 30, 1995                64,751

            During the pendency of the bankruptcy reorganization, the former President and his family made claims for, among other things, back rent, diminution of value of their building and unpaid real estate taxes. The Trustee reached an accord with said individuals that aggregated $907,000, which was included in the class of general unsecured creditors. Substantially all of this amount was classified as rent expense in the accompanying financial statements.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 10.  Commitments and Contingencies (continued)

      b. In conjunction with restructuring of the Company's affairs, the Company entered into a one year employment agreement with a former consultant to the Company, who is serving as President, providing for an annual salary of $140,000. The agreement is automatically renewed unless either the Company or the employee gives 30 days written notice terminating the contract.

      c. Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the forty months ended September 30, 1995, the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

      d. In 1992, the Company issued 2,344,000 stock options to three key employees at below market price. The difference between the market price and the exercise price of the options granted aggregated $3,513,000 and was charged to deferred compensation - stock options and additional paid-in-capital was credited. In subsequent periods, the options were terminated due to the departure of the employees. At that time, the unamortized portion was written off and additional paid in capital was charged.

      e.      At September 30, 1995, 4,282,000 shares of the
Company's common stock were reserved for issuance in connection with the exercise of warrants, grants to employees, and the employee and director stock option plan.

      f. On August 30, 1995, the Company executed a stock purchase agreement with an offshore corporation that provided for said investor to purchase 2,000,000 shares of common stock for an aggregate $2,000,000 cash investment. Through September 30, 1995, the Company had received $1,000,000 towards this purchase. In March, 1996, an additional $100,000 was received and the residual amount is due, and the stock is issuable, in nine $100,000 monthly installments, commencing June 1, 1996.

                          FINGERMATRIX, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS

          SEPTEMBER 30, 1995, 1994, 1993 AND MAY 31, 1993

Note 10.  Commitments and Contingencies (continued)

      g. On October 5, 1995, the Company settled a disputed $395,000 claim, with a former customer by issuing securities as discussed below with an estimated value of $360,448. The customer had been seeking a refund of monies previously paid to the Company for
sales.   However, in lieu of cash, the settlement required the Company to issue 53,098 shares of common stock, 88,143 Class A warrants, and related 44,072 Class B warrants. Additionally, the customer received 50,000 additional Class A warrants and the Company gave a $25,000 credit towards the exercise of these additional Class A warrants. The gain on debt restructuring in the accompanying statement of operations for the year ended September 30, 1995 has been charged $360,448 to reflect the cost to the Company of this settlement.

      h. To correct an error in the Plan, on October 24, 1995, the Company approved the distribution of new common stock and warrants to holders of the Series B convertible preferred stock and certain present and former employees who were not fully covered by the original distribution made on April 19, 1995. The series B preferred shares were erroneously treated as if they were old common stock for purposes of the exchange into new common stock, when as a matter of right, each said share was convertible into five shares of new common. The additional shares and warrants aggregated 180,826 and 301,256, respectively.

      i. Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.
 The Company maintains its cash in highly rated financial institutions. As of September 30, 1995, the Company had bank deposits exceeding
Federally insured limits by approximately $755,000.