Form 10-K
period 1996-09-30
FINGERMATRIX INC
filed 1996-12-31
CIK 316618

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1996
                       Commission File Number 0-9940

                            FINGERMATRIX, INC.
          (Exact name of registrant as specified in its charter)


             NEW YORK                                         13-2854686
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

     145 Palisade Street
     Dobbs Ferry, New York                                      10522-1617
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (914) 693-1050

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
         -------------------                        ---------------------
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

                        Yes   /X/        No   / /

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

                        Yes   /X/         No  / /

The number of shares outstanding of registrant's one class of common stock, as of September 30, 1995, was 3,945,404, and as of September 30, 1996 was 8,206,150.

                    DOCUMENTS INCORPORATED BY REFERENCE
              Form 10-K for the year ended September 30, 1995
                            ("1995 Form 10-K")

                                  PART I

Item 1.  BUSINESS.

(a) Technology of Registrant's Business and Products of
Registrant.

    See "Description of Technology Involved In Registrant's
Business" and "Registrant's Products" in 1995 Form 10-K, Part I,
Item 1.

(b) Developments in Registrant's Products since October 1, 1995.

    1.   Single Fingerprint Access System.   The Registrant
completed development of a ready-to-sell single fingerprint access system known as CHEK/ONE in July 1996. This system allows for the enrollment of the fingerprint(s) of individuals, assignment of a PIN or other identifying characteristic to these enrollees, and use of the combination of PIN and fingerprint to gain access to certain privileges. This system is intended for use in commercial, industrial, and government applications where secure control of access is required.
The CHEK/ONE employs fingerprint scanners in a terminal, a multiplexer board and frame grabber board housed in an IBM compatible Personal Computer ("PC"), and computer programs to control the process and report on results. The scanner used in the CHEK/ONE was developed by the Registrant in 1995.
The Registrant is marketing the CHEK/ONE to large manufacturers and distributors of access control systems such as manufacturers of Social Program Systems. Two of these manufacturers are testing the product for incorporation in their systems. The Registrant is also seeking orders from dealers in computer equipment and supplies who would re-sell the CHEK/ONE to their customers on a value added basis.

    2.   Forensic Quality Ten Print Scanner.     The development
of a ten fingerprint identification scanner, named "CHEK/TEN", (the successor to the LPS14 Scanner) which the Registrant believes meets the standards of the Federal Bureau of Investigation ("FBI") was completed in the last days of November 1996. FBI certification tests were conducted by Registrant in the first half of December 1996. This test data was then submitted to the FBI with a request that this scanner be granted certification for use as a "Live Scan" fingerprint scanner which generates electronic fingerprint records. Although Management believes that the FBI will grant certification based upon the test conducted, Registrant makes no representation to such effect.

    3.   Booking Station.    Concurrent with the development and
testing of the Forensic Quality Scanner, CHEK/TEN, the Registrant has been designing the CHEK/TEN Booking Station for use at police stations upon the arrest of a criminal suspect. A working prototype has been manufactured and is awaiting testing by police agencies. The booking station employs the CHEK/TEN in scanning of fingerprints under control of the computer programs in a PC. Other information describing the suspect or applicant is recorded at nearly the same time as the fingerprint scanning. This includes name, address, height, weight, hair and eye color, and optionally, a picture. Data collected in this manner is to be stored on the various magnetic and optical storage devices offered with the booking station. All of the necessary components that comprise a booking station are housed in a kiosk suitable for the police station environment. The booking station is expected to be marketed through dealers and other representatives of the Registrant. No orders for the booking station have been received thus far.

    4. Availability of Parts and Supplies and Manner of Manufacture. The Registrant expects to subcontract out parts and some assembly for the CHEK/ONE, CHEK/TEN, and the Booking Station. Except for the optical prisms in the scanner, most of the parts are off the shelf items available from more than one manufacturer. Accordingly, Registrant does not anticipate problems in manufacturing or delivering these products.

    5. Pricing. The prices of the Chek/One and Chek/Ten will vary with the number of units ordered and certain options which are selected by the buyer. No prices have been set for the Chek/Ten or the Booking Station.

(c) Competition.

    In the development and marketing of fingerprint identification systems, the Registrant faces domestic and foreign competition from companies with far greater resources than it has. Based upon comparative testing of the Registrant's prototype scanner and those of other manufacturers, the Registrant believes that the CHEK/ONE is superior to those of competitors.

    The CHEK/TEN forensic quality scanner utilizes a design
proprietary to the  Registrant.   From reviews of the
specifications and performance capabilities of forensic quality scanners manufactured by competitors, the management of Registrant believes that the CHEK/TEN exceeds the performance of forensic quality scanners of competitors. Accordingly, the Registrant should find a niche in supplying such scanners to original equipment manufacturers of and contractors for Automated Fingerprint Identifications Systems (AFIS) and Fingerprint Access

Control Systems (FACS). Thus far, however, the Registrant does not have any orders for either the CHEK/ONE and the CHEK/TEN.

(d) Dependence on Suppliers.

    A number of different finished and raw material components are utilized by the Registrant during production. Among the finished components are integrated circuits, resistors, capacitors and other electronic devices, all of which are generally available from multiple sources. The Registrant also purchases metal and plastic casings, motors, and optical equipment which are also available from multiple sources. Based upon experience, the Registrant has not had any difficulty in purchasing any of the necessary components or materials for its products, because of the general availability of such components and materials from a number of sources. Consequently, a loss of one or more suppliers should not impair the Registrant's ability to fill orders.

(e) Dependence on Customers.

    The Registrant has been in the development stage from its inception, and, since it has come out from under the protection of Chapter 11 of the Bankruptcy Laws, the Registrant thus far has no significant orders placed with it. By reason thereof, it can not now be determined if the Registrant shall in the future be dependent on any one or more customers.

(f) Employee Relationships.

    The Registrant currently employs nineteen persons, of whom fifteen employees are technical staff having advanced degrees in physics, mathematics, engineering and computer sciences. None of its employees are unionized, and all employments are "at will", i.e., an employee can leave or be terminated at anytime. The Registrant has granted options to all of its employees. The Registrant does provide hospital and medical benefits. All employees are required to sign agreements assigning their rights in any patents or trade secrets to the Registrant arising out of the work they perform, and promising not to disclose or to use any confidential information pertinent to the Registrant and its products.

(g) Significant Contracts.

    The Registrant has entered into one contract and is contemplating entry into similar contracts whereby the contractor agrees to act as a value added reseller ("VAR") for the products of the Registrant. Under these VAR contracts, the contractor purchases at mutually agreed prices from Registrant and resells at such prices as the reselling contractor determines.

    Apart from one VAR contract, the Registrant presently does not have any significant contracts with any suppliers, customers, employees, or agencies. It does have an employment agreement with its President, Thomas T. Harding. See "Executive Compensation" 1995 Form 10-K, Part III, Item 11.

(h) Patents and Other Intellectual Property Rights.

    Patents and Know How

    The Registrant holds United States patents on devices, some of which are incorporated in the Registrant's current products, but all of which pertain to the technology applicable to the Registrant's products. It has applied for a patent with the United States Patent and Trademark Office ("Patent Office") on one device. The Registrant has had patents issued by foreign countries, but some may have lapsed because of Registrant's failure to maintain same through the payment of requisite fees which failure occurred prior to the Registrant coming out the bankruptcy reorganization.

    The competitive nature of the Registrant's industry makes the patents and patent applications important to the Registrant. However, there is no assurance that the issued patents, or the patents applied for, will prove enforceable, or that the Registrant will derive any competitive advantage therefrom. The Registrant also has other patents which, because of technological advancements, it no longer considers important and have allowed some to lapse.

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

    Trademarks

    In June 1996, the Registrant adopted the following trademarks in the marketing of its products and services:

    (i) CHEK/ONE, which refers to the single fingerprint scanning system; (see: "Developments in Registrant's Products Since October 1, 1995", Part I, Item 1(b) above);

    (ii) CHEK/TEN, which refers to the ten fingerprint scanning system; (see: "Developments in Registrant's Products Since October 1, 1995," Part I, Item 1(b) above).

    On July 1, 1996, the Registrant applied for registration of CHEK/ONE and CHEK/TEN with the United States Patent and Trademark
Office.

    Apart from CHEK/ONE and CHEK/TEN trademarks, the Registrant currently uses trademarks and trade names which have not been registered with the United States Patent and Trademark Office or in any foreign government trademark offices. The Company does, however, believe that it has established common law rights to the use of all of its trademarks which, in combination with the Company's name, are used to indicate the origin of the products to which they are applied and to distinguish them from the products of competitors. The Company regards its trademarks important to its business. As to unregistered trademarks, the Company will not be able to avail itself of the protection granted to Federally registered marks under Federal law. Certain rights are, however, protected under the provisions of the Lanham Act and under state law in respect of unregistered or common law trademarks.

    The Registrant also has registered trademarks with the United States Patent and Trademark Office for products it is not presently marketing,

(i) Other Factors Affecting Registrant's Business.

    Compliance with Environmental and Occupational
    Safety and Health Laws

    The Registrant believes that it is in compliance with all federal, state and local environmental laws and regulations applicable to it business and products. In view of the Registrant's policy not to manufacture components for its products such as electronic boards, but only to assemble and install such components into its products, it does not expect that it will have to incur any significant expense with respect to protecting the environment from pollution. Accordingly, such assembly and installation shall not require the Registrant to be involved with "hazardous substances", and "pollutants and contaminants" as defined in 42 U.S. Code section section 9601, et. seq.

         The Registrant believes that its office and other work places are in compliance with the occupational safety and health laws.

Item 2.  PROPERTIES.

    The Registrant currently operates out of a 5,600 square foot facility located on the first floor of a multi-story concrete and steel loft building at 145 Palisade Street, Dobbs Ferry, New York, which it leases from an independent third party, Commerce and Industry Associates under a written lease which commenced on November 15, 1993 and terminates November 14, 1998. The annual rent for the first floor facility increases at November 15 of each year with the annual rent for the period November 15, 1995 to November 14, 1996 being $49,414; for the twelve month period between November 15, 1996 and November 14, 1997, the annual rent will be $51,885; and from November 15, 1997 until November 14,
1998, the annual rent will be $54,479. All of these annual rents are payable in equal monthly installments. In the basement of the same building the Registrant also leases on a month-to-month basis from Commerce and Industry Associates about 800 square feet of storage space, which lease commenced on March 1, 1995. The rental for the basement is $750 per month plus electricity. The Registrant believes that the facilities are sufficient for its needs at least to the expiration of the lease for the first floor space. Registrant does not anticipate a problem with respect to continuing to renew the lease to the basement storage facilities for the next several months.

    The Registrant has no other interest in real properties, whether by outright ownership, lease or mortgage.

Item 3.  LEGAL PROCEEDINGS.

(a) Pending Litigation.

    There is no pending litigation against the Registrant.

    In June, 1996, Michael Schiller, former Chief Executive
Officer and Chairman of the Registrant, brought a proceeding in the United States Bankruptcy Court for the Southern District of
New York to compel the removal of a legend from the certificate issued to him for 200,000 shares of the Registrant's Common stock.
The legend restricted the sale or transfer of the shares except in accordance with the Securities Act of 1933, as amended. These shares were issued to Mr. Schiller upon exercise of warrants to purchase the Registrant's common Stock at one penny per share.
These penny warrants were granted to Mr. Schiller by the trustee of the Registrant in compromise and settlement of his claims against the Registrant's Chapter 11 bankruptcy estate for unpaid salary and other matters pursuant to an order of the Bankruptcy
Court. It was Mr. Schiller's claim that the shares to be issued to him were free for him to sell in accordance with <section>1145 of the Bankruptcy Law (11 US Code section 1145). The Registrant, relying on the statement of the trustee that the warrants and the underlying shares were not intended to be exempt from the Securities Act of 1933, as amended, opposed the removal of the restrictive legend.
The Bankruptcy Court, Judge Lifland, found that the shares were exempt under section 1145 and could be freely sold by Mr. Schiller, and ordered the Registrant to have the legend removed, which was done in August, 1996.

(b) Threatened Litigation.

    The Registrant is not aware of any threatened litigation against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On August 6, 1996, the annual shareholders meeting was
held, which was the first meeting after the Registrant had been reorganized pursuant to Chapter 11 of the Bankruptcy Law. At this meeting, the shareholders elected the same slate of directors as those who had been designated in the Second Amended Plan of Reorganization dated March 10, 1995 ("The Plan"), to wit: Thomas
T. Harding, Gordon R. Molesworth, Lewis Schiller, Seth Lukash, and
Fred I. Sonnenfeld.1   The independent certified public accounting
firm of Farber, Blicht & Eyerman, L.L.P. was authorized to be retained as the Registrant's independent auditors for the year ended September 30, 1996. In addition, the shareholders ratified and approved the Employee Stock Option Plan and the Directors Stock Option Plan for non-employee directors, both of which plans were adopted by the Registrant's Board of Directors. (See:"EXECUTIVE COMPENSATION-Employee Stock Option Plan" Part III, Item 11, below.) Annexed as an exhibit hereto is the tabulation of the votes cast for and against and abstentions with respect to the election of directors, and the approvals of the Employee Stock Option Plan, the Director Stock Option Plan and the engagement of the independent auditors.

--------
1  In October 1996, Lewis Schiller resigned as a director.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

(a) Market Information.

    Since April 19, 1995, the date that Registrant's securities were distributed pursuant to the Second Amended Plan of Reorganization dated as of March 10, 1995("the Plan"), Registrant's Common Stock has been trading on the National Association of Security Dealers Automatic Quotation System's Electronic Bulletin Board. The following table shows the low and high bid prices of the Common Stock for the quarters ended June 30, 1995, September 30, 1995, December 31, 1995, March 31, 1996, June 30, 1996 and
September 30, 1996:

                                   Common Stock
                                  ---------------

                             1995                 1996
                             ----                 ----
                         Low      High        Low      High
                         ---      ----        ---      ----
4th Quarter ended
September 30,           $1.75    $2.875      $2.50    $4.31

1st Quarter ended
December 31,             ---      ---        $1.375   $2.50

2nd Quarter ended
March  31,               ---      ---        $1.44    $1.69

3rd Quarter ended
June 30,                $1.50    $2.375      $1.81    $4.68


         On November 29, 1996, the low and high bid price per share for the Registrant's Common Stock was $1.82 and $2.00.

                                 Warrants

    See "A-Warrants" and "B-Warrants" 1995 Form 10-K Part II,
Item 5, for history and description of these warrants. Except for A-Warrants held by certain individuals, all other A-Warrants expired in January 1996 and therefore there are no A-Warrants available for sale to the public or for exercise by the public. There was no separate market for the A-Warrants.

                                B-Warrants

    Since September 30, 1996, the B-Warrants have been listed on the National Association of Securities Dealers Automated Quotation Systems Electronic Bulletin Board. B-Warrants and the underlying shares to be issued on exercise are exempt from registration under the Securities Act pursuant to section 1145 of the U.S. Code. As of September 30, 1996, 323,281 B-Warrants were exercised at an exercise price of $2.00 per share. B-warrants expire 635 days after the Distribution Date or by January 14, 1997.2 The following are the low and high bid prices for the B-Warrants for the quarter annual period ended September 30, 1996:

                                       1996
                                       ----
                                  Low       High
                                  ---       ----
         4th Quarter ended
         September 30,           $0.48      $0.50

    As of November 29, 1996, the low and high bid price for B-Warrants were $.12 and $.68.

(b) Number of Security Holders.

    Because a substantial proportion of Registrant's securities are held in "street name", the following table only represents the holders of record of Registrant's securities, and not the beneficial owners thereof. The number of holders of record were as follows:

                             As of September 30, 1996
                             ------------------------
         Common Stock                  9,183
         B-Warrants                      405
         C-Warrants                        3
--------

2 B-Warrant certificates mistakenly state that the B-Warrants expire September 28, 1996.

(c) Description of Securities.

    Although the Registrant's certificate of incorporation, as amended in the Chapter 11 proceeding, provides for two classes of stock, namely, preferred shares and common shares, only common shares ($.01 par value) ("Common Stock") are issued and outstanding.

    Common Shares.   Of the 20,000,000 shares of Common Stock
authorized, as of September 30, 1996, 8,206,150 shares were issued and outstanding. Subject to dividend rights of preferred shares, if ever issued, holders of the shares of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available for such purpose. Holders of the common shares are entitled to cast one vote for each share held at all shareholder meeting for all purposes, including the election of directors. No holder of Common Stock has a preemptive or preferential right to purchase or subscribe for any part of any unissued or any additional authorized shares or any securities of the Registrant convertible into shares. On liquidation or dissolution, the holders of shares of Common Stock are entitled to participate equally in the assets of the Registrant, or the proceeds thereof, after payment of all debts and liabilities of the Registrant and after making provision for any preferences which may have been granted to holders of preferred shares, when, as and if issued.

                     Of the 8,206,150 shares of Common Stock, as of September 30, 1996, to the knowledge of Registrant's management 2,219,350 shares are held by officers, directors and persons owning more than 5% of the issued and outstanding common stock. See Part III, Item 12 "SECURITY OWNERS".

    Preferred Shares. 1,000,000 shares of preferred stock ($.01 par value) are authorized and none are issued or outstanding. All prior classes of preferred had been cancelled and exchanged for Common Stock under the Plan. The Preferred Stock may be issued in one or more series by the Board of Directors without further shareholder action and shall contain such terms and designations as the Board of Directors may fix.

                B-Warrants, C-Warrants, and Penny Warrants

    As of September 30, 1996, 1,245,681 B-Warrants were outstanding. For further details as to description of the B-Warrants, see "B-Warrants" of 1995 Form 10-K, Part II, Item 5(a). Except for the A-Warrants granted to certain individuals who aided in the financing of the reorganization (see "A-Warrants" of 1995 Form 10-K, Part II, Item 5 [a]), C-Warrants (described immediately below) and stock options granted to officers, employees and directors, there are no other outstanding warrants, options or other rights to purchase Registrant's Common Stock or other securities. For details as to director and employee stock options, see: "EXECUTIVE COMPENSATION", Part III, Item 11, below.

                             C-Warrants

    C-Warrants were only issued to the three individuals who aided in the financing of the reorganization, namely, Messrs. Gordon S.
Molesworth, Daniel Storr and Orville Riessen. Each C-Warrant is entitled to purchase one share of Common Stock at the exercise price of $.01 per share. The C-Warrants are separately tradeable, and they and the underlying shares to be issued on exercise are exempt from registration under the Securities Act pursuant to section1145 of the U.S. Code. C-Warrants expire five years from date of Distribution or by April 17, 2000.

(d) Dividends.

    The Registrant has not issued any cash dividends on any of its securities both before and after becoming a Debtor under Chapter 11 of the federal Bankruptcy Law. It does not contemplate issuing any cash dividends in the near future.

(e) Recent Sales of Securities.

    A.   Securities Intended To Be Issued And Actually Issued
         Under The Plan.

    Under the Plan which was confirmed on March 31, 1995, the authorized common stock was reduced from 40,000,000 shares of
$.02 par value common stock ("Old Common Stock") to 20,000,000 shares of $.01 par value common stock ("Common Stock"). In addition to providing for issuance of Common Stock, the Plan provided for the issuance of A-Warrants, B-Warrants and C-Warrants. Accompanying the issuance of each share of Common Stock was an
1 and 2/3 A-Warrants to purchase 1 and 2/3 shares of Common Stock at $1.00 per share. Upon exercise of the A-Warrant, the holder thereof received 1/2 B-Warrant exercisable at $2.00 per share. Except for A-Warrants issued to Messrs. Molesworth, Storr and Riessen, the A-Warrants had to be exercised within 270 days of the "Distribution Date" of April 19, 1995, or by January 16, 1996, and the B-Warrants have to be exercised within 635 days of the Distribution Date or by January 14, 1997, after which dates the
warrants expire.3   Of the 20,000,000 shares of Common Stock,
11,962,500 shares of Common Stock were intended to be issued or reserved for issuance under the Plan. However, only, 2,222,738 shares of Common Stock were issued to the persons entitled thereto under the Plan in April 1995. Subsequent thereto, pursuant to exercise of A-Warrants through January 1996, 2,773,800 A-Warrants were exercised to purchase like number of shares of Common Stock at $1.00 per share. In addition, since April 19, 1995 through September 30, 1996, 323,281 B-Warrants were exercised to purchase at two dollars per share a like number of shares of Common Stock. See,"Securities Intended to be Issued Under the Plan" and "Securities Issued Under the Plan", 1995 Form 10-K, Part II, Paragraphs A & B of Item 5, for the amount of shares intended to be issued and the amount actually issued and reserved for issuance, as well as a description of the underlying basis for such issuance.

    Since April 1995, 200,000 C-Warrants were exercised at a price of $.01 per share to purchase like number of shares of Common Stock. As of September 30, 1996, 100,000 C-Warrants are outstanding.

    B.   Securities Issued Post-Confirmation.

    (i)  Sale to P.T. Dolak

    Unable to raise the capital financing contemplated under the Plan from the Equity Lenders, the Registrant, on or about August 30, 1995, entered into a private placement agreement with PT. Dolak Permei (also known as P.T. Dolok Permai) ("Dolak"), an Indonesian company, totally independent of the Registrant, whereby the Registrant would sell 2,000,000 shares of Common Stock at a price of $1.00 per share for an aggregate price of $2,000,000.
$1,000,000 of the $2,000,000 purchase price was paid in September, 1995, and thereafter the balance was to be paid in monthly installments of $100,000, commencing January 1, 1996. By March 1996, Dolak had purchased 1,100,000 shares for $1,100,000, at which time Dolak requested a deferral of the remaining purchases until June 1, 1996 when monthly purchases of 100,000 shares at $1 per
share resumed.    By December 2, 1996, Dolak had purchased the
entire 2,000,000 shares of Common Stock for an aggregate price of $2,000,000. The shares issued to Dolak were sold in accordance with Regulation S promulgated under the Securities Act with a restriction barring sale one year from issue of each purchase of shares.

--------
3 The A-Warrants and B-Warrants attendant to the C-Warrants issued to Messrs. Molesworth, Riessen and Storr expire not earlier than July 16, 2000. [See page 19 of the Seconded Amended Plan of Reorganizaiton dated as of March 10, 1995, Exhibit 2(i) of the 1995 Form 10-K].

    In the Stock Purchase Agreement, Dolak represented to the Registrant that it was purchasing the shares for its own account or as fiduciary for one or more trusts, and that Dolak and each of the trusts are accredited investors within the meaning of Rule 501(a) of Regulation D promulgated under the Act.

    In October 1996, Dolak sold or transferred 500,000 shares of Common Stock to approximately fifty entities, and by the addresses listed for these entities and according to the representation of Dolak, each entity is a "non-U.S. persons" as that term is defined in Rule 902 (i) of Regulation S promulgated under the Securities Act of 1933, as amended.

    (ii) Sale to Tampa Fund

    In May, 1996, the Fireman's and Policeman's Pension Fund of Tampa Florida ("Tampa Fund") authorized the conversion of the Promissory Note in the sum of $250,000 into 250,000 restricted shares of Common Stock. The Promissory Note was originally issued in November 1994 in exchange for a loan of $250,000 to the Registrant after approval by the United States Bankruptcy Court. Under the original conversion terms, the loan was to be converted into two and one-half(2 1/2%) percent of the equity at confirmation date which would have entitled the Tampa Fund to 75,000 shares of the Common Stock, or a price of over $3.00 per share. In order to have the conversion price be closer to market and to recognize the aid given by the Tampa Fund to the Registrant during the bankruptcy proceeding, the Board of Trustees amended the conversion right to $1.00 per share.

    The Registrant shall seek additional financing through private placements of its securities. It makes no representations that it will able to secure such financing See: Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Item 6.  SELECTED FINANCIAL DATA.

    Set forth below is certain selected financial data4 of the Registrant as of and for the years ended September 30, 1996, 1995, 1994, and May 31, 1993, and 1992, and four-month period ended
September 30, 1993.

                                                                       Four months
                                    Years ended                           ended                   Years ended
                                    September 30,                      September 30,                 May 31,
                                    ------------                      -------------                -----------
                          1996          1995            1994                1993               1993            1992
                          ----          ----            ----                ----               ----            ----

Net revenues         $   24,538     $    3,277     $   29,764          $  120,351           $   44,655     $  258,405
                     ----------     ----------     ----------          ----------           ----------     ----------
                     ----------     ----------     ----------          ----------           ----------     ----------

Loss before extra-
ordinary items      ( 2,597,937)   ( 1,772,429)   ( 2,604,658)        (   903,462)         ( 3,671,988)   ( 3,334,190)
                     ----------     ----------     ----------          ----------           ----------     ----------
                     ----------     ----------     ----------          ----------           ----------     ----------

Extraordinary credit     --          1,781,128         --                  --                   --             --
                     ----------     ----------     ----------          ----------           ----------     ----------
                     ----------     ----------     ----------          ----------           ----------     ----------

Earnings (loss) per
common share:(*)
Before extraordinary
credit                     (.42)          (.93)         (2.41)               (.88)               (3.32)         (2.98)

Extraordinary credit         --            .93           --                 --                 --        --

weighted average number
of common shares(*)     5,843,633    1,907,431      1,227,222          1,227,222             1,214,526       1,117,736

Balance Sheet Information

Working capital
 (deficiency)               8,109   (  770,388)    ( 4,128,894)       ( 2,136,596)         ( 1,619,180)      1,015,143

Total assets              961,964    1,275,296         199,751            211,072              442,151       2,315,743

Total liabilities         599,900    2,431,304       4,166,080          2,168,543            1,694,760         754,120

Shareholder's equity
   (deficiency)           329,375  ( 1,156,008)    ( 3,966,329)       ( 1,957,471)         ( 1,252,609)      1,561,623

Shareholder's equity
(deficiency) per
common share)(*)            (.04)         (.07)           (.24)              (.12)                (.32)           1.36
                            -----         -----           -----              -----                -----           ----
                            -----         -----           -----              -----                -----           ----

(*)  Retroactively adjusted to reflect 0.7 for 1 stock split effected on April, 1995.
--------

4   See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS" and "FINANCIAL STATEMENTS" for further financial data.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and notes thereto annexed hereto.

Liquidity and Capital Resources

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" of the 1995 Form 10-K, Part II, Item 7, as to Registrant's lack of revenues and dependence upon the sale of its securities to fund the operations of the Registrant. Such dependence continued throughout the fiscal year ended September 30, 1996 as the Registrant had no sales revenues. Based upon present lack of substantial firm sales orders, it is likely that the Registrant will be dependent upon financing through sale of its securities to maintain its operation for a substantial portion of the year ending September 30, 1997, if not for the entire fiscal year.

    In the fiscal year ended September 30, 1996, the Registrant secured $3,398,922 in equity financing through the private sales of its common stock and the exercise of A-Warrants and B-Warrants.
A substantial proportion of the capital raised by the Registrant since its exit from reorganization in April 1995, namely, $1,109,947, was paid to creditors and secured creditors under the Plan, of which $663,823 was paid in the fiscal year ended September 30, 1996, leaving a balance of $504,839 plus interest at approximately 10.5% per annum. As of November 30, 1996, the Registrant paid an additional $287,839, leaving a balance of $217,000 plus interest which is to be paid in April, 1997, to one remaining creditor, SIS Capital Corp. Such payments to creditors drained away much needed capital for the development of the Registrant's products, and contributed to the delay in being able to market the products. Upon the final payment to SIS Capital Corp. scheduled for April 1997, the Registrant shall be debt free, assuming the Registrant does not raise additional capital through bank or other debt financing, and Registrant shall able to apply capital raised through sale of its securities exclusively to the development and marketing of its products.

    As of September 30, 1996, Registrant had cash or cash equivalents in the sum of $404,986. The Registrant had on that date working capital of only $8,109. This working capital was reduced by the portion of the Bankruptcy Obligations payable within one year. As stated above, the Registrant raised $3,290,298 in equity financing for the year ended September 30, 1996. The monthly operating costs of Registrant for such fiscal year averaged $208,000. Based upon recent monthly operating costs of $180,000, and based upon an additional $500,000 investment by P.T. Dolak and exercise of B-Warrants of approximately $45,000, the Registrant has sufficient capital to continue for at least two months from November 30, 1996 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities.

    The monthly operating costs do not take into account the remaining payment of $217,000 which the Registrant has to make on the Bankruptcy Obligations5 to SIS Capital Corp. on April 19,
1997. The Registrant has paid on the Bankruptcy Obligations through November 30, 1996 a total of $2,111,878, all of it financed from funds raised from the Equity Lenders and the Private
Placement.

    In order to finance funding for operations of the Registrant as well as to pay for the Bankruptcy Obligations, Registrant shall seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. In this regard, there are currently outstanding 1,245,681 B-Warrants, which if totally exercised would result in approximately $2,490,000 of working capital. The Registrant makes no representation that any of said B-Warrants will be exercised.

Results of Operations

         During the thirty-six month period from October 1, 1993 to September 30, 1996, the Registrant's revenues from sales aggregated to approximately $57,500 (inclusive of interest revenues) as contrasted to the cost and expenses of operations during this thirty-six month period aggregating approximately $6,908,500. Of these costs and expenses, research and development during this thirty-six month period aggregated approximately $2,870,000; selling, general and administrative expenses totalled approximately $3,406,700, and interest and amortization of debt cost aggregated approximately $160,000, for a total of $6,436,700. Included in the $3,406,700 were the bankruptcy administration costs of approximately $714,000, which cost should be non-recurring.

    The following is an analysis of the results of operations
for the last three fiscal years ended September 30, 1996, 1995 and 1994.
[FN]
5   Bankruptcy Obligations are (i) debts to unsecured creditors of approximately $540,000, (ii) debts to SIS Capital Corp. of approximately $1,067,000 and (iii) administrative costs and professional fees aggregating approximately $714,000.

    For the Y/E September 30, 1996:

    During this annual period, the Registrant had no sales revenue. The prior fiscal year, as noted below, had $268. Research and development costs were $1,358,059 as compared to the prior fiscal year of $751,437. These increased research and development costs were attributable to refining the operation of the Chek/One, attempting to achieve F.B.I. standards for the Chek/Ten, and manufacturing proto-types for the Chek/One, Chek/Ten and the Booking Station for "beta testing" by prospective customers.
Selling, general and administrative costs for this fiscal year were $1,203,020 as contrasted to $701,246 in the prior fiscal year. The approximate $502,000 increase in these costs were in part attributable to having five additional full time employees plus five other employees who had worked for only part of the prior fiscal year. In addition, approximately $120,000 was paid in accounting and legal fees to enable the Registrant to update the disclosure and financial statements required under the section12 of the Securities Exchange Act for the three prior fiscal years and a four month stub period. The debt expense on the moneys owed to SIS
Capital Corp. pursuant to the Second Amended Plan of Reorganization $61,396 as compared to $62,985 in the prior year.

    For the Y/E September 30, 1995:

    During this period, the Registrant had only $268 in sales revenue. Research and development was $751,437 as compared to the prior fiscal period of $760,549. The research and development costs were expended on development of the LPS-12 (now the CHEK/ONE), the LPS-14 (now the CHEK/TWO), and the booking station. Selling and general administration costs were $701,246 as compared to $788,329 for the year ended September 30, 1994.

    For the Y/E September 30, 1994:

    During this annual period, the Registrant had sales and service contract revenue of $28,770 and $994 of interest income. The sales revenue was derived from rental of systems to the State of New York. Research and development costs were $760,549 as contrasted to $542,970 for the four month period ended
September 30, 1993 and $906,436 for the year ended May 31, 1993. The research and development costs for the year ended September 30, 1994 were primarily expended on developing a FACS for New York State and New York City Departments of Welfare, and another FACS for the Jamaican government, which research and development costs were not recouped. The selling and general administrative expenses were $788,329 as compared to $277,843 for the four month period ended September 30, 1993 and $1,513,594 for the year ended May 31, 1993. Such reduction was due to discharge of personnel occasioned by the Chapter 11 Proceeding. Bankruptcy cost of administration was $454,054 for this period. Amortization of deferred compensation and write off of stock options granted to three employees at below market price in the sum of $595,800 was taken in this period. Such amortization had no effect on cash flow.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by Part II, Item 8, are included in Part IV, as indexed at Item
14(a)(1).

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DATA
         CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         There are no disagreements between the management of Registrant and the accounting firm of Farber, Blicht &
Eyerman, L.L.P.

                                 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         All of the four directors listed below, as well as one, Lewis Schiller, were appointed pursuant to the Plan at its effective date of April 17, 1995, and they held office until the annual meeting of the Registrant on August 6, 1996, at which time they each stood for re-election. All were re-elected. See Part I,
Item 4 above. However, on October 21, 1996, Lewis Schiller resigned as a director of Registrant because of the pressure of other corporate business than that of the Registrant. The vacancy created by Mr. Schiller's resignation has not thus far been filled.

         For the present, the only executive officers of Registrant are Thomas T. Harding, President and Gordon R. Molesworth, Secretary, with Mr. Harding also performing the functions of Treasurer, as required. While Mr. Molesworth's company, Molesworth Associates, Inc., receives compensation as a consultant to the Registrant, only Mr. Harding is an employee of Registrant. At present the Directors receive no compensation for their duties as such, but upon the Registrant achieving sufficient income from operations, it is intended that the Directors shall receive a cash stipend for attending meetings and performing other acts. The non-employee Directors for their efforts however have each received options under Director Stock Option Plan to purchase 75,000 shares of Common Stock at an exercise price of $2.375 per share, the market price on July 21, 1995, the date of the grant of the option. While the options granted to each non-employee director is 75,000 shares, only 37,500 shares are exercisable during the first year following the grant and thereafter, on each of the anniversary date of the grant options to purchase 12,500 shares become exercisable, provided the non-employee director is still a director of Registrant.

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

         Set forth below are the names, ages and positions of the executive officers and all Directors of the Registrant.


                               Director     Executive
    Name                Age     Since*      Officer Since      Position
    ----                ---    ---------    -------------      --------
  Thomas T. Harding     57   Jun. 14, 1995   Dec. 1994      President, Chief
                                                            Executive Officer
                                                            and Director

  Gordon R. Molesworth  79   Jun. 14, 1995   Jun. 14, 1996  Secretary, Director


  Seth M. Lukash        50   Jun. 14, 1995   N/A            Director

  Fred I. Sonnenfeld    69   Jun. 14, 1995   N/A            Director

  * Directors first took office on June 14, 1995, although appointed under bankruptcy Plan of Reorganization as of April 17, 1995.

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

         Seth M. Lukash, Director. He is Chairman and Chief Executive Officer of Tridex Corporation, an electronic equipment manufacturer listed on the NASDAQ stock market. Mr. Lukash also
serves as a Director for the following organizations   Tanaka
Capital Management, Inc., an investment advisory firm located in New York, NY, and JobDirect Inc., an Internet-based recruitment organization located in Greenwich, CT. Mr. Lukash is also the Chairman of the Connecticut Chapter of the American Electronics Association (AEA). He also is a Board Member of the AEA. He has had no prior connection with Registrant and was chosen by reason of his success with his own company.

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

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid by the Company to each of its two executive officers fiscal year ended September 30, 1996:

                                           SUMMARY COMPENSATION TABLE

                                                                 Long-Term Compensation
                   Annual Compensation                Awards                         Payouts
                  --------------------          ---------------------------      -----------------------
(a)             (b)     (c)      (d)            (e)            (f)               (g)        (h)
--------------------------------------------------------------------------------------------------------
                                                                 Securities
Name and                         Other Annual    Restricted      Underlying       LTIP      All Other
Principal      Salary    Bonus   Compensation    Stock Award(s)  Options/SARs     Payouts   Compensation
Position        ($)       ($)         ($)           ($)              ($)            ($)         ($)
---------------------------------------------------------------------------------------------------------
Thomas T.    $140,000(6)   0(7)        0             0(8)             0              0           0
Harding -
President,
Chief
Executive
Office
--------------------------------------------------------------------------------------------------------
Gordon R.       $0(9)      0           0            0                 0(10)          0           0
Molesworth--
Secretary
-------------------------------------------------------------------------------------------------------

The total cash compensation to all executive officers (one in number) for the fiscal year ended September 30, 1996 was
$140,000.00.  In addition, approximately $147,500 was paid to two technical managerial employees for said fiscal year.  As of
September 30, 1996, the total annual payroll for all full time technical and managerial staff, including the salary of the
President (at $140,000 per year), was approximately $1,000,000.
Because of the Registrant's inability to offer cash bonuses, five
-------------
6  Mr. Harding's employment commenced in December, 1994.
7 Under the Plan, Mr. Harding received as a bonus for his work during the bankruptcy proceding 115,000 shares of Common Stock.
8 115,000 shares of Common Stock were issued to Mr. Harding in January, 1996. 9 Pursuant to a written agreement with the Registrant made in April 1995, Mr. Molesworth's company, Molesworth Associates, Inc. is paid $4,000 per month plus expenses for consulting and public relations services it renders to the Registrant.
10 Under the Plan, Mr. Molesworth received 250,000 A-Warrants and 150,000 C-Warrants for his services in reorganizing the Registrant and arranging for financing of Registrant. He exercised 50,000 A-Warrants and 50,000 C-Warrants to receive 100,000 shares of Common Stock, which Mr. Molesworth gave to his children.

technical employees received among them 19,500 shares of Common Stock in October 1995 having a market value of $2.375 per share. The share certificates for these bonus shares bear a legend restricting their sale, transfer, pledge or other disposition except in accord with the Securities Act.

    Mr. Harding has an employment agreement with the Registrant which commenced on the confirmation of the Plan (April 17, 1995) and which continued for one year thereafter. The employment agreement was automatically renewed on April 17, 1996 for one year and will be renewable year after year unless Mr. Harding or Registrant gives notice to terminate the employment relationship at least thirty days prior to the annual date of renewal. His annual salary under the employment agreement is $140,000. As additional compensation to Mr. Harding, the employment agreement provides that he was to receive, and he did receive on January 5, 1996, without any payment on his part, 115,000 shares of the Common Stock, having a bid price of $1.875 per share. He also obtained an option to purchase 237,500 shares of the Common Stock at an exercise price which shall be equal to the "bid" price at the close of business on July 21, 1995 ($2 3/8 per share) in accordance with the Employee Stock Option Plan and which will expire July 21, 2005. The stock and the options were in discharge of options contemplated to be granted under the Plan to Mr. Harding. Mr. Harding is reimbursed for all reasonable and necessary expenses which he incurs in the performance of his duties. The Registrant paid him July 1995, the sum of $7,000 for relocating himself and his family to the New York City area. Apart from the right to participate as an employee in whatever employee benefit plans the Registrant shall afford to its employees, Mr. Harding receives no other benefits and compensation other than those set forth above.

    During the fiscal year ended September 30, 1995, Mr. Sonnenfeld's law firm received no fees, and for the period between October 1, 1995 through September 30, 1996, his law firm received $91,125 in fees and was reimbursed $2,465.75 for disbursements.

Employee Stock Option Plan

    The Plan provided for reservation of 225,000 shares of Common Stock to be issued under an Employee Stock Option Plan ("ESOP") to be adopted by the Board of Directors. Such an ESOP was adopted by the Board of Directors on July 21, 1995, except that the Directors increased the number of shares to 350,000. The ESOP was approved by the shareholders of the Registrant on August 6, 1996; the shareholders also ratified the options granted to employees prior to August 6, 1996.

     The ESOP provides for the granting of incentive stock options ("ISO"), non-qualified stock options, or both, which shall be determined by a Compensation Committee made up of non-employee members of the Registrant's Board of Directors. The prices of the options are to be determined by the Compensation Committee within certain guidelines, namely, for non-qualified stock options, the price per share may not be less than 85% of the "fair market value" on the date of the grant of the option and for ISOs, the price per share may not be less than 100% of the fair market value of a share on date of grant (and not less than 110% of the fair market value of a share for an employee who owns more than ten percent of the outstanding securities of the Registrant. The ESOP determines the fair market value of a Registrant's share by anyone of the following which are applicable: (i) the closing price on date of the grant as reported on a national securities exchange; (ii) the closing price on the date of the grant as reported by the National Association of Securities Dealers Automatic Quotation System; (iii) the average of the closing bid and asked prices on the date of the grant as reported in the over-the-counter market; and (iv) and if none of the foregoing are extant, then by determination of the Compensation Committee.

    As of September 30, 1996, the following ESOP options have been granted to officers and employees of the Registrant:


      Name or            Number of                                 Date                  Date
       Group           Shares Granted      Option Price           Granted              Expired
-------------------------------------------------------------------------------------------------
Thomas T. Hardin          237,500             $2.375             07/25/1995           07/21/2005

All Employees                            At varying prices      varying dates         07/21/2005
(19 in number)            308,000        of $1.75 low to        between 07/25/95
                                         $2.375 high            and 04/30/96

    Options may be granted up to ten years from July 21, 1995, when the ESOP itself expires.

Non-Employee Directors' Stock Option Plan

    The Plan provided for 125,000 A-Warrants to be issued to each of the non-employee directors. In July 1995, the directors of Registrant waived their rights to the A-Warrants and in lieu thereof adopted a Director Stock Option Plan ("DSOP"). At annual shareholders' meeting held on August 6, 1996, the shareholders approved the DSOP as well as the options that had been granted thereunder to non-employee directors. The maximum number of shares of the Common Stock which shall be reserved for the DSOP options is 500,000 shares. The options under DSOP are effective for ten years from DSOP's effective date, July 21, 1995. Accordingly all DSOP options expire on July 21, 2005.

    DSOP is not an incentive stock option plan. There are currently three non-employee directors, namely, Messrs. Molesworth, Lukash, and Sonnenfeld,11 who each shall have options to purchase 75,000 shares of Common Stock at the fair market value of the Common Stock as of July 21, 1995, which was $2.375 per share. Of the options to purchase 75,000 shares of Common Stock, only options to purchase 37,500 shares of Common Stock are exercisable during the first year of the grant. On each anniversary date after the grant, options to purchase 12,500 shares of Common Stock become exercisable, up to a total of 37,500 shares, provided the non-employee director is still a director on the Registrant's Board of Directors on each anniversary date. Accordingly, as of September 30, 1996, each of the non-employee directors have options to purchase 50,000 shares of Common Stock. Any new directors appointed or elected after the effective date are awarded option to purchase 25,000 shares of Common Stock at the fair market value of a share on the date of appointment or election. On each anniversary of the effective date the non-employee directors, if they are still in office shall be entitled to an option to purchase an additional 12,500 shares at the fair market value per share on such anniversary. Fair market value is determined in the same manner as the ESOP, except that if there is no market for the shares, then the Board of Directors in their discretion determine the price.

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

--------
11 The options (to purchase 50,000 shares) granted to Lewis Schiller were vitiated upon his resignation on October 21, 1996.

Item 12. SECURITY OWNERS.

Non-Management Persons Having More Than
A 5% Interest In Registrant's Securities.

    The following table sets forth information as of September 30, 1996 with respect to those persons who are not part of the Registrant's Management known to the Registrant to be the beneficial owner of more than five percent (5%) of Registrant's one class of voting securities, common stock ($.01 par value):

Name and Address of           Number of            Percent of
Beneficial Owner              shares held          class
--------------------------------------------------------------
1. PT. Dolak                  1,500,000            19%(12)
   Permei                     shares

2. Tampa                      540,120               7%
   Firemen's                  shares
   Fund

----------

12 By December 2, 1996, P.T. Dolak Permei (Dolak) purchased an additional 500,000 shares of Common stock at $1.00 per share, but in October 1996, Dolak transferred to approximately fifty persons who were "non-U.S. persons" as that term is defined in Regulation S promulgated under the Securities Act of 1933, as amended. Accordingly, the holdings of Dolak has not substantially increased. For further details, see "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS--Recent Sale of Securities--Securities Issued Post-Confirmation," Part I, Item 5 (e) B. above.

Management Security Ownership

    The following table sets forth information as of September 30, 1996 with respect to the beneficial holdings of Management with respect to the Common Stock and the A-Warrants, B-Warrants and other options held:

                                        Number of Shares        Percent
                        Number of      If All Options and          of
Name                    Shares          Warrants Exercised       Class
------------------------------------------------------------------------
Thomas T. Harding       116,237              353,737(a)           1.64
Gordon R. Molesworth     48,491              451,203(b)           0.68
Seth Lukash                 0                 75,000(c)           0.00
Fred I. Sonnenfeld       14,500               75,000(d)           0.02

------
(a) Mr. Harding received 237,500 options to purchase 237,500 shares of the Registrants New Common stock pursuant to the employment agreement described in Item 11, "EXECUTIVE COMPENSATION" and a stock option agreement. The option expires on July 25, 2005.
(b)  Mr. Molesworth received the following options and warrants:
          250,000 A-Warrants issued pursuant to the Plan exercisable at $1 per share expiring July 17, 2000 to purchase
          250,000 shares;

          27,712 B-Warrants issued pursuant to the Plan exercisable at $2 per share expiring July 17, 2000 to purchase
          27,712 shares;

          150,000 C-Warrants issued pursuant to the Plan exercisable at $.01 per share expiring April 17, 2000 to purchase
          150,000 shares.

          75,000 share option granted pursuant to Directors Stock
          Option Plan ("DSOP") at $2.375 per share; only 50,000 shares are exercisable.

(c) Mr. Lukash received an option to purchase 75,000 shares of New Common Stock pursuant to the Directors Stock Option Plan, of which only 50,000 shares are exercisable.

(d) Mr. Sonnenfeld acquired his shares of the Common Stock as a general unsecured creditor under the Plan. In addition, as a director he received an option to purchase 75,000 shares of New Common Stock in accordance with the Directors Stock Option Plan upon approval by shareholders, of which only 50,000 shares are exercisable. shareholder approval.

Item 13. CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS.

SIS Capital Corp. and Shareholder Alliance

    Reference is made to "SIS Capital Corp. and Shareholder Alliance", 1995 Form 10-K, Part III, Item 13 for full details as to these relationships and the transactions related thereto. Of the principal sum of $1,067,000 owed to SIS under the Plan, as of November 30, 1996, there is owed $217,000 plus interest currently at 8% per annum. One payment remains to be paid in April, 1997, in the said sum of $217,000.

Purchase of 2,000,000 Shares of Common Stock at $1.00 per Share.

    For reasons set forth in "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS-Recent Sale of Securities-Securities Issued Post-Confirmation" , Part II, Item 5 (e) B above, the Registrant sold 2,000,000 shares of its Common Stock to P.T. Dolak Permei ("Dolak"), and Indonesian company at $1.00 per share for an aggregate price of $2,000,000. Dolak represented to Registrant that it was purchasing for its own account or as a fiduciary. The shares were purchased between September 6, 1995 and December 2, 1996 in lots varying between 500,000 shares and 100,000 shares. During the time of purchase of the shares, the market price for a share of Common Stock varied from a low of $1.375 to a high $4.68. Each lot of shares purchased were restricted from resale for a period of one year. In October 1996, Dolak transferred 500,000 shares to approximately fifty non-U.S. persons. For further details, see "MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS-Recent Sale of Securities-Securities Issued
Post Confirmation", Part II, Item 5(e) B above.

                                  PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS.


         (a)  The following documents are included in Part II,
Item 8 of this report:


    1.  Report of Independent Auditors            F-1 & F-2

    2.  Balance Sheets as of September
        30,  1996, 1995                           F-3 & F-4

    3.  Statements of Operations for the
        three years ended September 30,
        1996, 1995 and 1994, from inception
        to September 30, 1996                     F-5 & F-6

    4.  Statements of Shareholders' Equity
        (Deficiency) from inception (May 1976)
        to September 30, 1996                     F-7 to F-19

    5.  Statements of Cash Flows for the
        three years ended September 30, 1996,
        1995 and 1994                             F-20 to F-21

    6.  Statement of Changes of Financial
        Position                                  F-22 & F-23

    7.  Notes to Financial Statements             F-24 to F-37

         (b)  Report on Forms 8-K:

         On July 10, 1996, the Registrant filed a Form 8-K with respect to litigation commenced by Michael Schiller. See "LEGAL
PROCEEDINGS - Pending Litigation", Part I, Item 3(a) of this
Form 10-K for result of this litigation.

         Subsequent to September 30, 1996, Registrant filed the following Forms 8-K:

              1.   On November 5, 1996, pertaining to
    resignation of Lewis Schiller as a director.

              2. On December 17, 1996, pertaining to sale of Common Stock to PT. Dolak. See "CERTAIN RELATIONSHIPS AND SPECIAL TRANSACTIONS - Purchase of 2,000,000 Shares of Common Stock at $1.00 Per Share", Part I, Item 13 of this Form 10-K.

         (c)  Exhibits:

Exhibit                  Description of Exhibits
-------                  -----------------------
22                       Report of Results of Voting at the Annual Meeting
                           of 8/6/96

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December   19, 1996

                             FINGERMATRIX, INC.

                               By: S/  Thomas T. Harding
                                       Thomas T. Harding
                                       President

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  December  19, 1996
                             S/   Thomas T. Harding
                                  Thomas T. Harding
                                  Chief Executive Officer
                                  and Director

Dated:  December  20, 1996
                             S/   Gordon R. Molesworth
                                  Gordon R. Molesworth
                                  Secretary, Director


Dated:  December    , 1996
                             S/   Seth Lukash
                                  Seth Lukash, Director


Dated:  December  20, 1996
                             S/   Fred I. Sonnenfeld
                                  Fred I. Sonnenfeld, Director

           Supplemental Information to be Furnished With Reports
                Filed Pursuant to Section 15(d) of the Act.




         The annual report for the year ended September 30, 1996 and proxy material for 1997 annual meeting shall be subsequently furnished to security holders of Registrant and copies thereof shall be furnished to the Commission upon transmittal to the security holders.

                               EXHIBIT 22(i)

           REPORT OF RESULTS OF VOTE AT ANNUAL MEETING OF 8/6/96


A576-2000-0-011      AMERICAN STOCK TRANSFER & TRUST COMPANY        08/02/96              PAGE
                          *** PROXY TABULATION REPORT ***


COMPANY: 2250 FINGERMATRIX INC (NEW)               MEETING DATE: 08/06/96          VOTED + NON-VOTED WITH MORE THAN 0 SHARES
              317929107                                                            ----DIRECTORS----        --PROPOSITIONS--
                                                                                           1       2                 1
ACCT. NUM.             NAME                            SHARES                12345678901234567890       123456789012345


TOTAL OUTSTANDING SHARES:     7,632,791.090
TOTAL SHARES VOTED      :     4,444,646.000*
TOTAL PERCENTAGE VOTED  :            58.200



                       VOTES FOR         PCT*           VOTES AGAINST*            VOTES ABSTAINED*                  UNVOTED

   DIRECTOR # 1        4,229,191.000      55             214,855.000
   DIRECTOR # 2        4,229,182.000      55             214,864.000
   DIRECTOR # 3        4,218,273.000      55             225,773.000
   DIRECTOR # 4        4,228,976.000      55             215,070.000
   DIRECTOR # 5        4,229,191.000      55             214,855.000

PROPOSITION # 1        3,520,578.000      46             131,531.000                111,623.000                   680,314.000
PROPOSITION # 2        3,300,636.000      43             349,292.000                113,804.000                   680,314.000
PROPOSITION # 4        4,424,618.000      57              11,355.000                  8,023.000                        50.000


*203,908 additional shares voted at meeting making total shares voted 4,645,754; these 201,908 shares voted as follows:

                          FOR                             AGAINST                   ABSTAINED                        UNVOTED

   DIRECTOR # 1          1,908                                                       200,000
   DIRECTOR # 2          1,908                                                       200,000
   DIRECTOR # 3        201,908                                                       200,000
   DIRECTOR # 4          1,908                                                       200,000
   DIRECTOR # 5          1,908
PROPOSITION # 1        200,716                             1,192
PROPOSITION # 2                                          201,192
PROPOSITION # 4          1,908                                                       200,000

                                                               34

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                              TABLE OF CONTENTS




                                                           Page Number

Auditor's Report                                            F-1 - F-2

Balance Sheets                                              F-3 - F-4

Statements of Operations                                    F-5 - F-6

Statements of Stockholders' Equity (Deficiency)             F-7 - F-19

Statements of Cash Flows                                   F-20 - F-21

Consolidated Statement of Changes in Financial Position    F-22 - F-23

Notes to Financial Statements                              F-24 - F-37

FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants
                    255 Executive Drive, Suite 215    Telephone: (516) 576-7040
                    Plainview, NY 11803-1715          Facsimile: (516) 576-1232

To the Board of Directors
 and Stockholders of
Fingermatrix, Inc.
Dobbs Ferry, NY

     We have audited the accompanying balance sheets of Fingermatrix, Inc. (a development stage company) as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fingermatrix, Inc. as of September 30, 1996 and 1995, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1a and 2 to the financial statements, the Company is a development stage company that emerged from bankruptcy in April, 1995, generated no revenue in 1996 and 1995, and has limited working capital at September 30, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

To the Board of Directors
 and Stockholders of
Fingermatrix, Inc.
Page 2

     We were engaged to audit the statements of operations, stockholders' deficiency in assets and cash flows for the year ended September 30, 1994. These financial statements are the responsibility of the Company's management. Because of the significance of the matters discussed in the immediately following paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the 1994 financial statements referred to above.

     We were unable to locate missing accounting and bookkeeping records, which included, among other things, contracts and invoices for the 1994 year, which precluded us from verifying cash receipts, disbursements, purchases and revenues. Additionally, related accounting records of the Company's accounts receivable and payable were either missing or incomplete. Due to the loss of accounting records, there were unreconciled differences in common stock as recorded by the Company and the stock transfer agent. We were unable to satisfy ourselves about the above items by means of other auditing procedures.

                                    FARBER, BLICHT & EYERMAN, LLP

Plainview, New York
November 18, 1996, except for
Note 10e, which is as of
December 2, 1996

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                         SEPTEMBER 30, 1996 AND 1995


                                    ASSETS
                                    ------

                                                1996         1995
Current assets:                                 ----         ----
 Cash and cash equivalents                    $404,986    $1,067,577
 Restricted cash (Note 1i)                       --           31,825
 Inventories (Notes 1c and 3)                   78,870         --
 Prepaid expenses and
  other current assets                         156,842        20,855
                                              --------    ----------
Total current assets                           640,698     1,120,257
                                              --------    ----------
Property, plant and
 equipment--at cost
 (Note 1d):
  Equipment                                    206,281        44,964
  Leasehold improvements                        21,024          --
  Furniture and fixtures                        11,603           561
                                              --------    ----------
                                               238,908        45,525
Less allowance for
 depreciation and
 amortization                                   64,600        32,715
                                              --------    ----------
                                               174,308        12,810
                                              --------    ----------
Other assets:
 Patents (Note 1f)                             241,533       224,385
 Less accumulated
  amortization                                 108,180        94,961
                                              --------    ----------
                                               133,353       129,424
 Deposits                                       13,605        12,805
                                              --------    ----------
                                               146,958       142,229
                                              --------    ----------
Total assets                                  $961,964    $1,275,296
                                              --------    ----------
                                              --------    ----------

                  See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS

                         SEPTEMBER 30, 1996 AND 1995


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)




                                                1996          1995
Current liabilities:                            ----          ----
 Accounts payable--trade                  $      1,291  $     34,965
 Accrued expenses (Note 4)                     126,459       977,677
 Note payable (Note 5)                            --         250,000
 Current portion of long-term debt
  (Note 6)                                     504,839       628,003
                                          ------------  ------------
Total current liabilities                      632,589     1,890,645

Long term debt (Note 6)                           --         540,659
                                          ------------  ------------
Total liabilities                              632,589     2,431,304
                                          ------------  ------------
Comments, commitments and
 contingencies (Note 10)

Stockholders' equity (deficiency
 in assets) (Note 7):
  Common stock--$.01 par value:
   20,000,000 shares authorized;
   8,206,250 and 3,945,404 shares
   issued and outstanding                       82,062        39,454
  Additional paid in capital                60,452,875    56,412,163
  Deficit accumulated during
   the development stage                   (60,205,562)  (57,607,625)
                                          ------------  ------------
Stockholders' equity (deficiency
 in assets)                                    329,375    (1,156,008)
                                          ------------  ------------
Total liabilities and stockholders'
 equity (deficiency in assets)            $    961,964  $  1,275,296
                                          ------------  ------------
                                          ------------  ------------

                     See notes to financial statements.

                                           FINGERMATRIX, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS

                                                                                                                       From
                                                                                                                     Inception
                                                                                                                   (May 1976) to
                                                                  Years ended September 30,                         September 30,
                                                                  -------------------------
                                                     1996                 1995                   1994                 1996  (*)
                                                     ----                 ----                   ----                 ---------
Revenues:
 Sales and service contracts                    $     --            $       268              $    28,770           $  3,432,750
 Interest income                                     24,538               3,009                      994              2,817,153
                                               ------------          -----------              ------------          -------------
     Total                                           24,538               3,277                   29,764              6,249,903
                                               ------------          -----------              ------------          -------------
Costs and Expenses:
 Cost of sales                                        --                   --                      --                 2,008,190
 Write down of inventory  (Note 3)                    --                   --                      --                 2,314,813
 Research and development (Note 1e)               1,358,059              751,437                  760,549            21,552,801
 Selling, general and
  administrative                                  1,203,020              701,246                  788,329            33,675,013
 Bankruptcy administration
  costs (Note 2)                                      --                 260,038                  454,054               714,092
 Interest and amortization
   of debt expense                                   61,396               62,985                   35,690               669,161
 Amortization of deferred
  compensation--stock
  options (Note 10i)                                  --                    --                    595,800             4,808,788
 Loss from investment in
  Unimark Credit Systems, Inc.                        --                    --                      --                1,145,768
 Liquidation damages                                  --                    --                      --                  702,118
                                               ------------          -----------              ------------          -------------
     Total costs and expenses                    2,622,475             1,775,706                2,634,422            67,590,744
                                               ------------          -----------              ------------          -------------
Loss before extraordinary item                  (2,597,937)           (1,772,429)              (2,604,658)          (61,340,841)
Extraordinary credit--gain on
 debt restructuring (Notes 1a,2)                    --                 1,781,128                    --                 1,781,128
                                               ------------          -----------              ------------          -------------
Net income (loss)                              $(2,473,840)          $     8,699              $(2,604,658)          $(59,559,713)
                                               ------------          -----------              ------------          -------------
                                               ------------          -----------              ------------          -------------

(*) Not covered by Auditors' Report.

                                        See notes to financial statements.

                                           FINGERMATRIX, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF OPERATIONS

                                               (Continued)


                                                                Years ended September 30,
                                                                -------------------------
                                                     1996                 1995                   1994
                                                     ----                 ----                   ----

Earnings (loss) per common
 share (*):
  Before extraordinary credit                  $    (.42)            $    (.93)            $   (2.41)
  Extraordinary credit                                --                   .93                    --
                                               ----------            ----------            ----------

Net earnings (loss)
 per common share                              $    (.42)           $       --             $   (2.41)
                                               ----------            ----------            ----------
                                               ----------            ----------            ----------

Weighted average number
 of shares outstanding (*)                      5,843,633             1,907,431             1,227,222
                                               ----------            ----------            ----------
                                               ----------            ----------            ----------

(*) Retroactively adjusted to reflect reverse .07 for 1 stock split effected in April, 1995, concurrent with bankruptcy plan confirmation.

                             See notes to financial statements.

                                       FINGERMATRIX, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996



                                                                                                         Deficit
                                                        Common Stock                                   Accumulated
                                           ---------------------------------------    Additional        During the
                                                         Price          Par Value       Paid-In         Development
                                             Shares     Per Share         Total         Capital           Stage            Total
                                             ------     ---------       ---------       -------         -----------        -----
Balance (at inception)
Common stock issued for cash                 564,458   $.20 to 2.00      $ 11,289      $  190,998      $     --        $   202,287
Common stock issued for assets               691,500      .17              13,830         103,206            --            117,036
Net loss for the year                          --          --                --              --           (274,349)       (274,349)
                                           ---------                    --------       ----------      -----------     -----------
Balance at May 31, 1977(*)                 1,255,958       --             25,119          294,204         (274,349)         44,974

Common stock issued upon
 conversation of debt                        222,250      2.00             4,445          440,055            --            444,500
Net loss for the year                          --          --                --              --           (230,254)       (230,254)
                                           ---------                    --------       ----------      -----------     -----------
Balance at May 31, 1978(*)                 1,478,208       --             29,564          734,259         (504,603)        259,220
Common stock issued for cash                 170,000      2.00             3,400          336,600            --            340,000
Common stock issued for services              31,250      2.00               625           61,875            --             62,500
Net loss for the year                          --          --                --              --           (967,640)       (967,640)
                                           ---------                    --------       ----------      -----------     -----------
Balance at May 31, 1979(*)                 1,679,458      2.00            33,589        1,132,734       (1,472,243)       (305,920)
Common stock issued for
 liquidation damages                          32,964      2.00               659           65,269            --             65,928
Common stock issued for services              51,250      2.00             1,025          101,475            --            102,500
Common stock issued to
 noteholder for waiving
 default on note                               2,825      2.00                57            5,593            --              5,650
Common stock issued in payment
 of old debt                                   1,000      2.00                20            1,980            --              2,000
Common stock issued upon
 conversion of debt                           88,393      2.83             1,769          248,231            --            250,000
Net loss for the year                           --         --                --              --         (1,221,278)     (1,221,278)
                                           ---------                    --------       ----------      -----------     -----------
Balance at May 31, 1980(*)                 1,855,890       --           $ 37,119       $1,555,282      $(2,693,521)    $(1,101,120)
                                           ---------                    --------       ----------      -----------     -----------

(*)  Not covered by Auditors' Report.

                                            See notes to financial statements.

                                       FINGERMATRIX, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                                         Deficit
                                                        Common Stock                                   Accumulated
                                           ---------------------------------------    Additional        During the
                                                         Price          Par Value       Paid-In         Development
                                             Shares     Per Share         Total         Capital           Stage            Total
                                             ------     ---------       ---------       -------         -----------        -----
Balance at May 31, 1980(*)                  1,855,890      --           $ 37,119       $1,555,282       $(2,693,521)   $(1,101,120)

Common stock issued in public
 offering                                     500,000    $4.00            10,000        1,990,000            --          2,000,000

Common stock issued upon exercise
 of warrants                                  339,353     3.00             6,787        1,011,272            --          1,018,059
Common stock issued upon
 recapitalization of debt                     594,275     2.21 to         11,885          613,683            --            625,568
                                                            3.00
Common stock issued for services               18,000     2.00               360           35,640            --             36,000
Common stock and warrants issued
 under settlement of lawsuit                   26,875     8.00               538          424,462            --            425,000

Net loss for the year                            --        --               --              --           (1,614,141)    (1,614,141)
                                           ----------                     -------       ----------      -----------    -----------
Balance at May 31, 1981(*)                  3,334,393      --              66,689        5,630,339       (4,307,662)     1,389,366

Common stock issued upon
 exercise of warrants                        430,201     2.00 to            8,605        1,231,394           --          1,239,999
                                                           4.00

Warrants issued for services at
 an exercise price less than
 market value                                   --         --               --              50,000           --             50,000
Common stock issued for services             14,500     3.05 to              288            55,339           --             55,627
                                                          4.42
Common stock issued under
 settlement of lawsuit                       16,241        --                325              (325)          --               --
Net loss for the year                           --         --               --                --        (1,588,610)     (1,588,610)
                                          ---------                      --------        ----------     ----------     -----------
Balance at May 31, 1982(*)                3,795,335        --            $75,907         $6,966,747    $(5,896,272)    $ 1,146,382
                                          ---------                      --------        ----------     ----------     -----------

(*)  Not covered by Auditors' Report.

                                            See notes to financial statements.

                                   FINGERMATRIX, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996

                                                                                                          Deficit
                                                            Common Stock                                Accumulated
                              Convertible      --------------------------------------     Additional     During the
                               Preferred                      Price         Par Value       Paid-In      Development
                                 Stock           Shares     Per Share         Total         Capital        Stage           Total
                             ------------        ------     ---------       ---------       -------      -----------       -----
Balance at May 31,
 1982(*)                         --           3,795,335         --          $ 75,907      $ 6,966,747    $(5,896,272)   $1,146,382

Preferred stock and
 warrants issued in
 a public offering             6,600             --             --              --          5,464,995         --         5,471,595
Common stock issued
 upon exercise of
 stock appreciation
 rights                          --              28,974         --               579          337,547         --           338,126
Common stock issued
 upon exercise of
 warrants                        --             549,126      $2.00 to         10,982        1,705,279         --         1,716,261
                                                                4.80
Common stock issued
 upon conversion of
 preferred stock              (4,171)           834,100         --            16,682          (12,511)        --             --
Warrants issued to an
 employee at an
 exercise price less
 than market value               --              --             --              --              5,000         --             5,000
Common stock issued in
 payment of debt                 --              74,837       3.87            1,497           289,647         --           291,144
Warrants issued in
 payment of debt                 --               --            --            --              121,184         --           121,184
Net loss for the year            --               --                          --                --        (2,899,728)   (2,899,728)
                             -------          ---------                   ---------        -----------   -----------    ----------
Balance at May 31,
 1983(*)                     $ 2,429          5,282,372                   $ 105,647        $14,877,888   $(8,796,000)   $6,189,964
                             -------          ---------                   ---------        -----------   -----------    ----------


(*)  Not covered by Auditors' Report.

                             See notes to financial statements.

                                FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                                          Deficit
                                                            Common Stock                                Accumulated
                              Convertible      --------------------------------------     Additional     During the
                               Preferred                      Price         Par Value       Paid-In      Development
                                 Stock           Shares     Per Share         Total         Capital        Stage           Total
                             ------------        ------     ---------       ---------       -------      -----------       -----
Balance at May 31,
 1983(*)                     $  2,429          5,282,372                    $ 105,647     $14,877,888    $(8,796,000)   $6,189,964

Convertible preferred stock
 issued upon exercise of
 warrants                         233             --           --               --            278,768          --          279,001
Common stock issued upon
 exercise of warrants            --              154,531    $2.00 to           3,091          516,899          --          519,990
                                                               5.00
Common stock issued upon
 conversion of preferred
 stock                          (627)            125,394       --              2,508          (1,881)          --             --
Warrants issued for cash        --                --           --               --             5,000           --           5,000
Compensation expense
 relating to stock
 appreciation rights            --                --           --               --           355,500           --         355,500
Preferred cash dividends
 paid $1.00 per share           --                --           --               --          (224,747)          --        (224,747)
Net loss for the year           --                --           --               --        (4,002,829)                  (4,002,829)
                             -------           ----------                   --------     -----------    ------------  -----------
Balance at May 31, 1984(*)     2,035           5,562,297                     111,246      15,807,427     (12,798,829)   3,121,879

Convertible preferred stock
 issued upon exercise of
 warrants                        193              --           --               --           229,307           --         229,500
Common stock issued upon
 exercise of warrants           --                44,437     2.75 to            889          244,238           --         245,127
                                                               5.00
Common stock issued upon con-
 version of preferred stock     (758)            151,546       --             3,031          (2,273)           --           --
Warrants issued for cash        --                --           --              --            12,000            --          12,000
Compensation expense
 relating to waiver of
 stock appreciation rights      --                --           --              --           230,675            --         230,675
Common stock issued in
 private offering               --               383,164       --            7,663        1,727,709            --       1,735,372
Net loss for the year           --               --            --              --             --          (3,380,834)  (3,380,834)
                             -------           ---------                 ---------       -----------    ------------  -----------
Balance at May 31, 1985(*)   $ 1,470           6,141,444                 $ 122,829       $18,249,083    $(16,179,663) $ 2,193,719
                             -------           ---------                 ---------       -----------    ------------  -----------

(*)  Not covered by Auditors' Report.

                            See notes to financial statements.

                                    FINGERMATRIX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                             Deficit
                                                    Common Stock                           Accumulated
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------    ------------     -----
Balance at May 31,
1985(*)                  $  1,470      6,141,444     $  --      $122,829   $18,249,083   $(16,179,663)   $   --        $ 2,193,719
Common stock issued
 upon conversion
 of preferred stock           (97)        19,308        --           386          (289)         --           --             --
Common stock issued
 upon exercise
 of warrants                  --         473,541      .75 to       9,471      1,789,543         --           --        1,799,014
                                                        7.00
Common stock issued in
 private offering             --         855,600     5.00 to     17,112       3,974,553         --           --        3,991,665
                                                       6.00
Common stock issued in
 payment of debt              --          43,228     6.76           865         290,923         --           --          291,788
Issuance of stock options
 for 300,000 shares           --            --          --          --        1,912,500         --       (1,912,500)       --
Amortization of deferred
 compensation stock options   --            --          --          --            --            --           63,750       63,750
Net loss for the year         --            --                      --            --       (3,223,374)       --       (3,223,374)
                          -------      ---------             ---------      -----------  ------------  -----------   ----------
Balance at May 31,
1986 (*)                    1,373      7,533,121        --      150,663      26,216,313   (19,403,037)  (1,848,750)    5,116,562

Common stock issued upon
 conversion of
 preferred stock             (250)        50,128        --       1,002             (752)        --           --            --
Common stock issued upon
 exercise of warrants         --         283,097     4.25 to     5,662        1,197,060         --           --        1,202,722
                                                       6.75
Common stock issued
 upon exercise
 of stock options             --           3,000     6.00           60           17,940         --           --          18,000
Common stock issued
 in payment of debt           --          86,116     3.00 to     1,722          181,505         --           --         183,227
                                                       5.25
Amortization of deferred
 compensation--
 stock options               --            --           --        --              --            --         382,500      382,500
Net loss for the year        --            --                     --              --       (4,340,962)       --      (4,340,962)
                          -------      ---------             ---------      -----------  ------------  -----------   ----------
Balance at May 31,
1987 (*)                  $ 1,123      7,955,462             $ 159,109      $27,612,066  $(23,743,999) $(1,466,250)  $2,562,049
                          -------      ---------             ---------      -----------  ------------  -----------   ----------

(*) Not covered by Auditor's Report.

                             See notes to financial statements.

                                    FINGERMATRIX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996



                                                                                             Deficit
                                                    Common Stock                           Accumulated
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------    ------------     -----
Balance at May 31,
1987(*)                 $ 1,123        7,955,462     $  --      $ 159,109   $27,612,066   $(23,743,999)  $(1,466,250)   $2,562,049

Common stock issued upon
 conversation of rights    --          2,649,681     $5.00         52,994    11,876,291         --            --        11,929,285
Common stock issued upon
 exercise of warrants      --            450,164      4.64          9,003     2,014,610         --            --         2,023,613
Common stock issued
 upon conversation
 of preferred stock         (64)          12,776        --            256          (192)        --            --            --
Issuance of warrants
 for 893,000 shares
 (net of retirement of
 warrants and options
 for 446,500 shares)       --               --          --           --       1,724,062         --        (1,262,712)      461,350
Amortization of deferred
 compensation--
 stock options             --               --          --           --           --            --           439,336       439,336

Net loss for the year      --               --                       --           --        (5,786,170)        --       (5,786,170)
                       --------       ----------               ----------   -----------   ------------   -----------   -----------
Balance at May 31,
1988 (*)                  1,059       11,068,083                  221,362    43,226,837    (29,530,169)   (2,289,626)   11,629,463

Amortization of deferred
 compensation--
 stock options             --               --          --           --           --            --           801,997       801,997

Net loss for the year      --               --                       --           --        (6,004,883)        --       (6,004,883)
                       --------       ----------               ----------   -----------   ------------   -----------   -----------
Balance at May 31,
 1989 (*)              $  1,059       11,068,083               $  221,362   $43,226,837   $(35,535,052)  $(1,487,629)  $ 6,426,577
                       --------       ----------               ----------   -----------   ------------   -----------   -----------

(*) Not covered by Auditor's Report.

                              See notes to financial statements.

                                  FINGERMATRIX, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                             Deficit
                                                    Common Stock                           Accumulated
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------    ------------     -----
Balance at May 31,
 1989(*)                $ 1,059       11,068,083     $  --       $221,362  $43,226,837   $(35,535,052)   $(1,487,629)  $ 6,426,577

Common stock issued upon
 exercise of employee
 incentive stock options    --             8,300     $1.25            166       10,209         --              --           10,375
Common stock issued
 upon exercise
 of warrants                --           200,000       .50          4,000       96,000         --              --          100,000
Common stock issued
 upon conversion
 of preferred stock        (962)         192,328        --          3,847       (2,885)        --              --             --
Common stock issued in
 lieu of accumulated
 dividends on preferred
 stock                      --           257,100      2.03          5,142      516,610       (521,752)         --             --
Common stock issued
 for the purchase
 of Unimark                 --           280,000      1.33          5,600      365,400         --              --          371,000

Common stock returned
 from escrow                --            (1,884)       --            (38)          38         --              --             --
Common stock issued in
 private offering           --         1,150,000      1.00         23,000    1,127,000         --              --        1,150,000
Common stock issued in
 payment of debt            --           189,874      2.36          3,797      444,287         --              --          448,084
Common stock issued
 in connection with
 a loan to the  Company     --           10,000       1.00            200        9,800         --              --           10,000

Amortization of deferred
 compensation--
 stock options              --             --           --             --         --           --            801,995       801,995
Net loss for
 the year                   --             --           --             --         --       (7,581,322)         --       (7,581,322)
                        --------    -----------                  --------  -----------   ------------    ------------  -----------
Balance at May 31,
 1990 (*)               $     97     13,353,801                  $267,076  $45,793,296   $(43,638,126)   $  (685,634)  $ 1,736,709
                        --------     ----------                  --------  -----------   ------------     -----------  -----------

(*) Not covered by Auditor's Report.

                            See notes to financial statements.

                                   FINGERMATRIX, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996



                                                                                             Deficit
                                                    Common Stock                           Accumulated     Deferred
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------    ------------     -----
Balance at
 May 31, 1990 (*)       $97           13,353,801     $  --       $267,076   $45,793,296  $(43,638,126)   $(685,634)    $ 1,736,709

Common stock issued upon
 exercise of employee
 incentive stock options    --             6,816     $1.25            136         8,384         --           --              8,520
Common stock issued
 upon conversion of
 preferred stock        (1)                  300        --              6            (5)        --           --              --
Common stock issued
 upon conversion of
 preferred stock           --          1,000,000     1.00          20,000       980,000         --           --          1,000,000
Common stock issued in
 private offering          --            700,000     .50 to 1.00   14,000       386,000         --           --            400,000
Common stock issued in
 payment of debt           --            100,525     1.22           2,010       120,307         --           --            122,317
Amortization of deferred
 compensation--
 stock options             --               --          --           --           --            --          685,634        685,634

Net loss for the year      --               --                       --           --        (3,463,900)      --         (3,463,900)
                        -----         ----------                 --------    -----------  ------------    ---------    -----------
Balance at
 May 31, 1991 (*)       $96           15,161,442                 $303,228    $47,287,982  $(47,102,026)   $  --        $   489,280
                        -----         ----------                 --------    -----------  ------------    ---------    -----------

(*)  Not covered by Auditor's Report.

                          See notes to financial statements.

                                  FINGERMATRIX, INC.
                           (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                             Deficit
                                                    Common Stock                           Accumulated     Deferred
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------    ------------     -----
Balance at
 May 31, 1991 (*)       $    96       15,161,442     $  --       $303,228   $47,287,982  $(47,102,026)  $    --        $   489,280

Common stock issued upon
 exercise of employee
 incentive stock options    --             5,000       1.25           100         6,150        --            --              6,250
Common stock issued upon
 conversion of
 preferred stock           (299)         149,450        --          2,989        (2,690)       --            --               --
Preferred stock issued
 in public offering (net
 of registration costs)   3,165             --          --            --      2,683,356        --            --         2,686,521
Preferred stock issued
 in private offering        794             --          --            --        793,206        --            --           794,000
Common stock issued in
 private offering           --         1,022,870       50 to 1.25  20,459       900,412        --            --           920,871
Common stock issued in
 payment of debt            --            24,475       1.75           489        42,342        --            --            42,831
Preferred cash
 dividends paid             --              --          --            --       (233,940)       --            --          (233,940)
Issuance of stock
 options for
 2,344,000 shares           --              --          --            --      3,513,000        --         (3,513,000)       --
Amortization of deferred
 compensation--
 stock options              --              --          --            --        --             --            190,000      190,000

Net loss for the year       --              --                        --        --         (3,334,190)       --        (3,334,190)
                         ------       ----------                 --------   -----------  ------------    -----------  -----------
Balance at
 May 31, 1992 (*)        $3,756       16,363,237                 $327,265   $54,989,818    $(50,436,216)   $(3,323,000) $ 1,561,623
                         ------       ----------                 --------   -----------    ------------    -----------  -----------

(*)  Not covered by Auditors' Report.

                              See notes to financial statements.

                                  FINGERMATRIX, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                             Deficit
                                                    Common Stock                           Accumulated     Deferred
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------   ------------      -----
Balance at
 May 31, 1992 (*)      $ 3,756        16,363,237     $  --       $327,265    $54,989,818  $(50,436,216)  $(3,323,000)  $ 1,561,623

Common stock issued
 upon conversion of
 preferred stock          (191)           95,530        --          1,910         (1,719)        --            --            --

Common stock issued
 in private offering       --             95,500       1.00         1,910         93,590         --            --           95,500

Common stock issued
 to employees in lieu
 of bonuses                --            257,000        .44         5,140        107,940         --            --          113,080

Amortization of deferred
 compensation--stock
 options                   --              --           --            --            --          --          649,176        649,176

Deferred compensation
 stock options voided      --              --           --            --        (455,842)       --          455,842          --

Net loss for the year      --              --                         --                    (3,671,988)       --        (3,671,988)
                        --------      ----------                 --------    -----------  ------------   -----------   -----------
Balance at
 May 31, 1993         $  3,565        16,811,267                 $336,225    $54,733,787  $(54,108,204)  $(2,217,982)  $(1,252,609)
                        --------      ----------                 --------    -----------  ------------   -----------   -----------

(*)  Not covered by Auditors' Report.

                              See notes to financial statements.
                                            F-16

                                     FINGERMATRIX, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996




                                                                                             Deficit
                                                    Common Stock                           Accumulated     Deferred
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------   ------------      -----
Balance at
 May 31, 1993         $ 3,565         16,811,267     $  --      $336,225     $54,733,787  $(54,108,204)  $(2,217,982)  $(1,252,609)

Amortization of deferred
 compensation stock
 options                 --               --            --          --             --            --          198,600       198,600

Net loss for the four
 months ended
 September 30, 1993      --               --            --          --             --            --         (903,462)     (903,462)
                      -------         ----------               ---------     -----------  ------------   -----------   -----------
Balance,
 September 30, 1993     3,565         16,811,267                 336,225      54,733,787   (55,011,666)   (2,019,382)   (1,957,471)

Amortization of
 deferred compensation
 stock options           --               --                        --             --            --          595,800       595,800

Net loss for the year    --               --                        --             --       (2,604,658)        --       (2,604,658)
                      -------         ----------               ---------     -----------  ------------   -----------   -----------
Balance at
 September 30, 1994   $ 3,565         16,811,267               $ 336,225     $54,733,787  $(57,616,324)  $(1,423,582)  $(3,966,329)
                      -------         ----------               ---------     -----------  ------------   -----------   -----------


                      See notes to financial statements.

                                FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                             Deficit
                                                    Common Stock                           Accumulated     Deferred
                          Convertible  -------------------------------------  Additional   During the    Compensation
                           Preferred                   Price     Par Value     Paid-In     Development       Stock
                             Stock       Shares     Per Share      Total       Capital        Stage         Options        Total
                         ------------    ------     ---------    ---------     -------      ----------   ------------      -----
Balance at
 September 30, 1994      $ 3,565      16,811,267     $  --      $336,225     $54,733,787  $(57,616,324)  $(1,423,582)  $(3,966,329)

Bankruptcy reorganization
 transactions:
  Cancellation of
  old shares              (3,565)    (16,811,267)       --      (336,225)        339,790        --             --           --
 Issuance of new shares to
   holders of old shares and
   unsecured pre-petition
   creditors                 --        1,472,738        --        14,727         (14,727)       --             --           --
  Shares issued as additional
   consideration for settle-
   ment of post-petition
   financing (Note 2)        --          150,000        --         1,500          (1,500)       --             --           --
  Shares issued in exchange
   for convertible
   note (Note 5)             --          250,000       1.00        2,500         247,500        --             --          250,000
  Cancellation of deferred
   compensation stock
   options (Note 10i)        --             --          --         --         (1,423,582)       --         1,423,582        --
  Shares issued in connection
   with settlement of
   litigation (Note 10f)     --          78,098       4.62           781         359,667        --             --          360,448
  Shares issued to new
   shareholders in exchange
   for cash investment
   (Note 7)                  --         300,000       1.60         3,000         477,463        --             --          480,463
Other transactions:
 Stock warrants exercised
  (Note 8)                  --          694,568     various        6,946         703,765        --             --          710,711
 Shares issued pursuant
  to a private placement
  (Note 10e)                --        1,000,000      1.00         10,000         990,000        --             --        1,000,000
Net income for the year     --            --                         --                          8,699         --            8,699
                       --------       ---------                ---------     -----------  ------------        ------   -----------
Balance at
 September 30, 1995    $   --         3,945,404                $  39,454     $56,412,163  $(57,607,625)       $ --     $(1,156,008)
                       --------       ---------                ---------     -----------  ------------        ------   -----------

                          See notes to financial statements.

                                    FINGERMATRIX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1996


                                                                                                         Deficit
                                                        Common Stock                                   Accumulated
                                           ---------------------------------------    Additional        During the
                                                         Price          Par Value       Paid-In         Development
                                             Shares     Per Share         Total         Capital           Stage            Total
                                             ------     ---------       ---------       -------         -----------        -----
Balance at September 30, 1995               3,945,404      --           $ 39,454       $56,412,163      $(57,607,625)  $(1,156,008)
                                            ----------                  --------       -----------      ------------   -----------
Issuance of shares to holders
 of old preferred shares                      142,856      --              1,429            (1,429)           --            --

Shares issued as reimbursement
 for professional fees incurred
 by Stockholders' Alliance
 (Note 10h)                                    62,032      1.75              620           107,936            --           108,556

Shares issued in exchange for
 convertible note (Notes 5 and 7)             250,000      1.00            2,500           247,500            --           250,000

Shares issued in lieu of
 employee bonuses                             143,787     $2.25 to         1,438           324,404            --           325,842
                                                            $2.00

Stock warrants exercised (Note 8)           3,162,071     $.01 to         31,621         2,867,301            --         2,898,922
                                                           $2.00

Shares issued pursuant to a
 private placement (Note 10e)                 500,000     $1.00            5,000           495,000            --           500,000

Net loss for the year                           --                           --               --        (2,597,937)     (2,597,937)
                                            ----------                   --------       -----------    ------------    -----------
Balance at September 30, 1996                8,206,150                   $ 82,062       $60,452,875    $(60,205,562)   $   329,375
                                            ----------                   --------       -----------    ------------    -----------

                               See notes to financial statements.

                                       FINGERMATRIX, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENTS OF CASH FLOWS

                                                                                                    From June 1,
                                                                                                      1988 to
                                                          Years ended September 30,                 September 30,
                                        ---------------------------------------------------        --------------
                                          1996               1995                 1994                  1996 (*)
                                          ----               ----                 ----                  -------
Cash flows from operating
 activities:
  Loss before extraordinary credit    $(2,597,937)       $(1,772,429)         $(2,604,658)           $(31,934,769)
  Extraordinary credit                      --             1,781,128               --                   1,781,128
                                      -----------         ----------          -----------             -----------
Net income (loss)                      (2,597,937)             8,699           (2,604,658)            (30,153,641)
                                      -----------         ----------          -----------             -----------
Adjustments to reconcile net income
 (loss) to net cash used in
 operating activities:
  Extraordinary credit--gain
   on debt restructuring                    --             (1,781,128)             --                  (1,781,128)
  Depreciation and amortization            45,104              20,811             31,265                1,201,186
  Amortization of deferred compensation
   stock options                            --                  --               595,800                3,923,202
  Write-off of certain patents              --                  --                 --                     235,570
  Allowance for doubtful accounts           --                  --                 --                      70,354
  Write-off of property and equipment       --                  --                 --                      21,991
  Gain on sale of property and equipment    --                  --                 --                        (500)
  Loss from Unimark Credit System, Inc.     --                  --                 --                     470,374
  Settlement of liabilities in
   exchange for common stock              131,773               --                 --                     296,921

Changes in assets and liabilities:
 Decrease in accounts receivable            --                  --                 --                      17,429
 Decrease in interest receivable            --                  --                 --                     364,055
 (Increase) decrease in loans receivable
  from employees                            --                  --                  (994)                   8,459
 (Increase) decrease in inventory         (78,870)              --                 --                   1,506,033
 (Increase) decrease in prepaid
  expenses and other current assets       (27,362)           (14,461)              6,030                   76,946
 (Increase) decrease in deposits             (800)             1,900             (14,705)                 (13,605)
 (Decrease) increase in
  accounts payable                        (33,674)           (14,147)            569,931                1,808,899
 (Decrease) increase in accrued
  accrued expenses                       (548,593)           541,117             436,560                  892,510
                                       ----------          ----------           ---------             -----------
Total adjustments                        (512,422)        (1,245,908)          1,623,887                9,098,696
                                       ----------          ----------           ---------              -----------
Net cash used in operating
 activities                           (3,110,359)         (1,237,209)           (980,771)             (21,054,945)
                                      ----------          ----------           ---------              -----------

(*)  Not covered by Auditors' Report.


                            See notes to financial statements.

                                      FINGERMATRIX, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF CASH FLOWS

                                                                                                        From June 1,
                                                                                                          1988 to
                                                            Years ended September 30,                   September 30,
                                             ---------------------------------------------------        --------------
                                               1996               1995                 1994                 1996 (*)
                                               ----               ----                 ----                 -------

Cash flows from investing activities:
  Expenditures for property and equipment   $(193,383)         $(15,185)           $   --               $  (334,241)
  Expenditures for patents                    (17,148)             --                  --                  (203,661)
  Proceeds from sale of property
   and equipment                                 --                --                  --                     3,500
  Payment for covenant not to compete            --                --                  --                  (100,000)
  Investment in Unimark Credit System,Inc.       --                --                  --                  (111,333)
                                           -----------       ----------            ---------            -----------
Net cash used in investing activities        (210,531)          (15,185)               --                  (745,735)
                                           -----------       ----------            ---------            -----------
Cash flows from financing activities:
 Payment from (to) restricted cash account     31,825           (31,825)               --                      --
 Payments to creditors as part of
  debt restructuring                         (663,823)         (446,124)               --                (1,109,947)
 Proceeds from notes payable                     --             575,954              991,046              2,760,811
 Proceeds from shares issued, pursuant
  to private placements                       500,000         1,480,463                --                 5,453,914
 Proceeds from exercise of stock
  warrants and options                      2,790,297           710,711                --                 3,626,154
 Payments under capitalized leases               --                --                  --                   (50,109)
 Payment of dividends                            --                --                  --                  (233,940)
 Proceeds from public offering                   --                --                  --                 2,686,521
 Payments from employee                          --              17,225                --                    27,225
                                           -----------       ----------            ---------            -----------
Net cash flows provided by financing
 activities                                 2,658,299         2,306,404              991,046             13,160,629
                                           -----------       ----------            ---------            -----------
Net increase (decrease) in cash and
 cash equivalents                             (662,591)       1,054,010               10,275             (8,640,052)
Cash and cash equivalents at beginning
 of period                                   1,067,577           13,567                3,292              9,045,038
                                           -----------       ----------            ---------            -----------
Cash and cash equivalents at
 end of period                              $  404,986       $1,067,577            $  13,567            $   404,986
                                           -----------       ----------            ---------            -----------
                                           -----------       ----------            ---------            -----------
Supplemental disclosures of cash
 flow information:
  Cash paid during the period for:
   Interest                                $    73,071       $   35,691            $     204           $   116,780
                                           -----------       ----------            ---------           -----------
                                           -----------       ----------            ---------           -----------

Reference is made to Notes 2, 5, 7, 8, 10e and 10f relating to non-monetary issuances of common stock.

(*)  Not covered by Auditors' Report.


                             See notes to financial statements.

                               FINGERMATRIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION



                                                               From inception
                                                               (May 1976) to
                                                               May 31, 1988 (*)
Use of funds:
 Operations:
 Net loss                                                        $29,530,169
 Items not consuming working capital:
   Depreciation and amortization                                  (1,267,675)
   Amortization of deferred compensation-stock options              (885,586)
   Common stock and warrants issued under settlement of law suit    (425,000)
   Write-off of certain fixed assets                                (365,440)
   Write-off of certain patents                                     (220,238)
   Stock appreciation rights                                        (924,301)
                                                                 -----------
Working capital consumed by operations                            25,441,929

Expenditures for patent applications                                 570,805
Acquisition of fixed assets                                        1,547,222
Deferred compensation - stock options                              3,175,212
Reclassification of test equipment from inventory to fixed assets    633,319
Increase in deferred charges                                         209,187
Common stock issued in connection with acquisition of fixed assets    81,276
Common stock issued in connection with acquisition of patents         25,115
Long-term debt converted into common stock                           444,500
Payments and current maturities of long-term debt                  1,506,173
Preferred dividends paid                                             224,747
Loans receivable from employees                                       80,897
                                                                 -----------
Total funds consumed                                              33,940,382
                                                                 -----------
Sources of funds:
 Collections of loans receivable from employees                       80,897
 Decrease in deferred charges                                        100,418
 Increase in long-term debt                                        1,950,672
 Issuances of common stock                                        32,695,141
 Issuances of preferred stock                                      5,976,001
 Proceeds from sale of warrants                                       17,000
 Issuance of stock options                                         3,636,562
                                                                 -----------
Total funds provided                                              44,456,691
                                                                 -----------
Net increase in working capital                                   10,516,309
Working capital--inception                                           --
                                                                 -----------
Working capital, May 31, 1988                                    $10,516,309
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

                               FINGERMATRIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                  (Continued)



                                                               From inception
                                                               (May 1976) to
                                                               May 31, 1988 (*)
                                                              -----------------
Changes in components of working capital:
 Increase in current assets:
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

                      SEPTEMBER 30, 1996, 1995 AND 1994



Note 1.  Summary of Significant Accounting Policies

           a.  Organization, history and basis of presentation

                 The Company was incorporated in the State of New York in May, 1976. For the period from its inception through September 30, 1996, the Company has been in the development stage and, accordingly, has directed its efforts and resources to product and prototype development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September, 1994, at which date a Trustee was appointed. On March 31, 1995, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors.

                 The financial statements have been prepared assuming that the Company will continue as a going concern which is dependent upon the successful completion of the Company's development program, fulfilling of its obligations pursuant to the Plan of Reorganization, generating sufficient sales to obtain profitable operations and its ability to obtain additional working capital or financing, if necessary. During the three years ended September 30, 1996, the Company had aggregate operating revenues of $29,000 while incurring losses before extraordinary credits aggregating $6,850,900 during the same period. Additionally, the Company has an accumulated deficit of $60,205,562 as of September 30, 1996. The Company's recurring losses from operations and lack of sufficient working capital raise substantial doubt about the Company's ability to continue as a going concern (see Note 2).

                 The Company believes that its existing cash and the proceeds from future anticipated equity contributions from the exercise of warrants and additional equity commitments made from one investor (Note 10e) will generate sufficient cash to maintain its operations through January, 1997. In order to continue its operations and meet its reorganization plan obligations, management has taken steps to produce a prototype of its fingerprint identification systems equipment, which it intends to market to law enforcement agencies, commercial enterprises or other agencies and organizations that can utilize these type of
products.   Based upon the reactions received by the potential customers to date, the Company believes that its scanner and technology will be well received. Production commenced in the quarter ended December 31, 1996 on the Single Finger Access Control System.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 1.  Summary of Significant Accounting Policies (continued)

           b.  Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           c.  Inventory valuation

                 Inventories are valued at the lower of cost (first-in, first-out) or market. See Note 3.

           d.  Property and equipment

                 Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is generally five years. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Any gain or loss realized on disposition is recorded in operations at the time of the disposal. Expenditures for maintenance, repairs, renewal and betterments are reviewed by management and only those expenditures representing improvements to property and equipment are capitalized (see Note 1f).

           e.  Research and development

                 The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Accordingly, certain software development costs incurred will be capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts will be amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs will be charged to cost of product revenues and cost of services revenues. As testing of the Company's products has not been completed, no software development costs have been capitalized from inception through September 30, 1996. Research and development expenditures are charged to research and development in the period incurred.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 1.  Summary of Significant Accounting Policies (continued)

           f.  Patents and intangible assets

                 The cost of obtaining patents is amortized on the straight-line method over 17 years. Patent application costs are deferred until a patent is received or the application is abandoned. During the year ended September 30, 1996, patent application costs aggregated $17,148. Costs incurred to maintain patents in good standing are expensed as incurred. Amortization of patent costs was $13,219, $15,815 and $15,815 for the years ended September 30, 1996, 1995 and 1994, respectively.

                 In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investment, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology and capitalized software development costs, the Company will periodically review the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. During fiscal 1996, the Company did not incur any long-lived asset impairment losses.

           g.  Revenue recognition

                 The Company recognizes revenues from customers upon delivery and installation, subject to acceptance by the customer, of its systems. Service contract revenues are recognized as earned, pursuant to the terms of the contract.

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

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 1.  Summary of Significant Accounting Policies (continued)

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

           j.  Income taxes

                 Deferred income taxes are provided, if appropriate, to reflect the tax effect of differences between the financial statement and income tax basis of assets and liabilities. These differences result from the utilization of net operating losses. See Note 8.

           k.  Concentration of credit risk

                 Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company maintains its cash in highly rated financial institutions. As of September 30, 1996, the Company had bank deposits exceeding Federally insured limits by approximately $305,000.

           l.  Accounting for stock-based compensation

                 In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the disclosure provisions of the Statement and, therefore, does not anticipate that SFAS No. 123 will have a material impact on its financial position, results of operations or cash flows.

           m.  Fair value of financial instruments

                 The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of September 30, 1996 and 1995. The carrying value of long-term debt, including the current portion, approximated fair value as of September 30, 1996 and 1995, based upon the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 2.  Bankruptcy Reorganization

           On September 15, 1993, the former Chief Executive Officer of the Company caused a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code to be filed on behalf of the Company in the Bankruptcy Court. As of that date, liabilities of the Company aggregated approximately $2,168,500, which exceeded the Company's assets of $252,000 by $1,916,500. The Company operated as a debtor under Chapter 11 of the United States Bankruptcy Code until September, 1994, at which date a Trustee was appointed. On March 31, 1995, a Plan of Reorganization ("the Plan") was confirmed. In the interim, the Chief Executive Officer was replaced and new management installed.

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

           The Company restructured $2,920,890 of liabilities by the payment of $447,150 on the distribution date (April 19, 1995), a commitment to pay $332,166 in the future, and the issuance of common stock and warrants valued at $360,448 in lieu of a cash payment (Note
10f), resulting in an extraordinary gain of $1,781,128 during the year ended September 30, 1995. This settlement represents a payment of approximately 27 cents for every dollar of pre-petition debt. During the term of the bankruptcy, the Company incurred $714,092 of bankruptcy administrative costs. These costs, primarily professional fees for attorneys and accountants, were expensed during the two years ended September 30, 1995. Through September 30, 1996, all Plan required payments had been made by the Company.

                                           FINGERMATRIX, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 1996, 1995 AND 1994


Note 2.  Bankruptcy Reorganization (continued)

           The following is a summary of the cash, common stock and warrant distributions scheduled to be made under the Plan as modified by the Board of Directors and approved by the Shareholders:

                                                                                                         Cash on        Deferred
                          New Common Shares    A-Warrants   B-Warrants   C-Warrants   Other Warrants   Distribution       Cash
     Recipient            Number (A)    %         Number       Number       Number       and Options      Date          Payments
----------------------------------------------------------------------------------------------------------------------------------
Old Shareholders          1,500,000    50%     2,500,000     1,250,000        -0-           -0-            -0-             -0-

New Shareholders            825,000    27.5    1,375,000       687,500        -0-           -0-            -0-             -0-

SIS Capital Corp            150,000     5        250,000       125,000        -0-           -0-         $250,000       $817,000

Unsecured Creditors         300,000    10        500,000       250,000        -0-           -0-       $96,520/$.05   $351,662/$.20
                                                                                                      per $1.00 of   per $1.00 of
                                                                                                      allowed claim  allowed claim
ESOP (B)                    225,000     7.5      375,000       187,000        -0-        350,000           -0-             -0-
                                                                 (C)

Gordon Molesworth, Daniel
 Storr and Orvall Riessen    -0-       -0-      500,000        250,000      300,000         -0-            -0-             -0-

Michael Schiller             -0-       -0-      100,000         50,000        -0-        200,000           -0-             -0-
                                                                                         (Note 8)
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL:           3,000,000    100%    5,725,000      2,862,500      300,000
----------------------------------------------------------------------------------------------------------------------------------

(A) Actual number of shares distributed varies from the above chart; see Statement of Shareholders' Equity (Deficit).
(B)  Modified so that stock warrants were issued in lieu of shares.
(C)  Deleted.  See Note 8(b) for modifications.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 3.  Inventories

           As of September 30, 1996, inventories consisted of raw material components purchased in the 1996 fiscal year, to be utilized in the production of the Company's fingerprint identification systems.

           As of May 31, 1992, the Company's financial statements reflected inventory aggregating $502,582. However, the Company's limited sales led management to re-evaluate its inventory and a determination was made that new prototypes were required and the Company's existing inventory had no market value. Accordingly, all inventory was written off and no inventory was reflected in the accompanying financial statements for 1995 and 1994.

Note 4.  Accrued Expenses

           Details of accrued expenses as of September 30, 1996 and 1995 are as follows:
                                               1996           1995
                                               ----           ----
      Accrued salaries                      $ 22,968        $302,625
      Bankruptcy administration costs          --            595,794
      Patent professional fees and costs      32,689            --
      Other                                   70,802          79,258
                                            --------        --------
                                            $126,459        $977,677
                                            --------        --------
                                            --------        --------

Note 5.  Note Payable

              As of the balance sheet dates, note payable is comprised of the following:

                                                  September 30,
                                                  -------------
                                               1996          1995
                                               ----          ----
Convertible note payable--Tampa
 Firefighters' and Police Officers'
 Pension Fund; post-petition financing;
 note bears interest at prime, plus
 4% per annum (12.75% at September 30,
 1995), convertible into 250,000 shares
 of common stock; maturity May 30, 1996 (a)  $   --         $250,000
                                             --------       --------
                                             --------       --------

(a)      On May 23, 1996, the note was converted by the note holder into
                  250,000 shares of common stock.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994



Note 6.  Long-term Debt

           As of September 30, 1996 and 1995, long-term debt is comprised of the following:

Note payable--SIS Capital Corp. ("SIS)
 post- petition financing; note in
 the original amount of $1,067,000
 was collateralized by a first lien
 upon all Company assets and bears
 interest at prime, plus 2% (10.25%
 and 10.75% at September 30, 1996
 and 1995, respectively); note
 is payable in three $200,000
 semi-annual installments, commencing
 October 19, 1995; the principal
 balance and all accrued interest
 is payable April 19, 1997
 (as of September 30, 1996 and 1995,
 related accrued interest
 aggregated $15,552 and
 $35,744, respectively)(a)                       $417,000     $  817,000

Pre-petition payables due in three
 semi-annual payments, commencing
 October 19, 1995, without interest
 (final payment made October 19, 1996):
  Unrelated creditors                              41,990        176,006
  Related parties (see Note 10a)                   45,849        175,656
                                                 --------     ----------
                                                  504,839      1,168,662
Less current portion                              504,839        628,003
                                                 --------     ----------

                                                 $   -        $  540,659
                                                 --------     ----------
                                                 --------     ----------

(a) On June 1, 1996, SIS agreed to waive and discharge its first priority security interest and lien on the Company's assets.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 7.  Preferred and Common Stock

           Effective with the bankruptcy reorganization consummated on March 31, 1995, the Company's entire preferred and common stock structure was changed. As of that date, all issued and outstanding convertible preferred $.01 par value shares and common $.02 par value shares were canceled and new common stock with $.01 par value was issued.

           In conjunction with the reorganization, the Company arranged for new stockholders to invest $480,463 in exchange for 300,000 new common shares. Said proceeds were received in April, 1995. The Plan of Reorganization had allotted, 825,000 shares for issuance to said new stockholders, which would have represented an ownership of 271/2% in the Company. See chart in Note 2. These shareholders were also issued 500,000 A-Warrants and 250,000 B-Warrants.

           In October, 1994, $250,000 was received from another investor. The proceeds represented a convertible note payable with interest at prime, plus 4% (11.75%). In April, 1995, the note was converted into 250,000 shares of common stock. Accrued interest was forgiven upon conversion and was included in the gain on debt restructuring.

           The Company has 1,000,000 shares of preferred stock ($.01 par value) authorized, however, none are issued or outstanding. All prior classes of preferred had been canceled and exchanged for New Common Stock under the Plan. The Preferred Stock may be issued in one or more series by the Board of Directors without further shareholder action and shall contain such terms and designations as the Board of Directors may fix.

Note 8.  Stock Warrants and Options

           a. In addition to the common shares issued as part of the revision of the capital structure of the Company discussed in Note 7 above, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants expected to be issued is detailed in the chart in Note 2. Pursuant to the terms of the reorganization plan, all previously issued warrants that were not fully exercised, exchanged and evidenced by stock certificates were canceled. Class A warrants expired January 16, 1996, except for 500,000 warrants issued to three individuals who were instrumental in securing financing for the Company.

               In conjunction with the overall settlement of claims between the Company and the former Chief Executive Officer, the Company issued an additional 200,000 common stock warrants ("additional warrants") that were exercisable at $.01 per share and which were exercised in September, 1996.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994


Note 8.  Stock Warrants and Options (continued)

               As of September 30, 1996, the number of warrants exercisable is detailed in the chart below:

                               Exercise
                  Number of    price per     Expiration         Total
     Class         warrants      share          date            Amount
     -----        ---------    ---------     ----------         ------
B Warrants        1,245,681      $2.00    January 14, 1997    2,491,362
C Warrants          100,000      $ .01    April 17, 2000          1,000

              Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant.

              Class C and additional Warrants entitle the holder thereof to purchase for $.01 one share of common stock in exchange for one warrant.

              Class A warrants entitled the holder thereof to purchase for $1.00 one share of common stock in exchange for one warrant.
Exercising party also received one-half of one B Warrant.

           b. On July 21, 1995, the Company adopted and the Stockholders subsequently approved, an Employee Stock Option Plan ("ESOP") that covers employees of the Company and an Outside Directors Stock Option Plan ("DSOP"). The Company has reserved 850,000 shares of common stock for issuance to key employees and/or directors under these plans. Changes in the shares authorized, granted and available under the Plans are as follows:
                                                              Number
                                                                of
                                                              Shares
                                                              ------
Authorized July 21, 1995 (1)                                  850,000
Granted                                                      (578,500)
Exercised                                                        --
                                                              -------
Available, September 30, 1995                                 271,500

Granted                                                       (34,000)
Terminated                                                     42,500
Exercised                                                        --
                                                              -------
Available, September 30, 1996                                 280,000
                                                              -------
                                                              -------
(1)  Date of adoption of Plan.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 8.  Stock Warrants and Options (continued)

               Option exercise prices pursuant to the ESOP and DSOP shall not be less than 85% and 100%, respectively, of the fair market value of the common stock at the time of the Grant. During the years ended September 30, 1996 and 1995, options were granted at prices ranging from $1.75 to $2.375 per share. Exercise periods are for ten years (5 years for certain incentive stock options), but terminate at a stipulated period of time after an employees' death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plans. The options become exercisable in such installments, which need not be equal, and at such times as designated by the Compensation Committee.

Note 9.  Income Taxes

           The Company, as of September 30, 1996, has available approximately $47,762,000 of net operating loss carryforwards to reduce future Federal and state income taxes. In addition, the Company had available investment tax credits of approximately $15,100, expiring 1996 through 2001, and research tax credits of approximately $585,000 which began to expire in the fiscal year ended May 31, 1993. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carryforward period, a valuation allowance in the amounts of $19,012,000 and $18,667,000, respectively, has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits.

           The net operating loss carryforwards expire as follows:

                 Year                           NOL Amount
                 ----                          -------------
                 1997                           $ 2,549,215
                 1998                             3,878,063
                 1999                             3,181,148
                 2000                             3,290,778
                 2001                             4,047,945
                 2002                             5,383,607
                 2003                             5,162,539
                 2004                             5,615,608
                 2005                             2,207,073
                 2006                             2,792,000
                 2007                             3,671,988
                 2008                               903,462
                 2009                             2,604,658
                 2010                             2,473,840
                                                -----------
                                                $47,761,924
                                                -----------
                                                -----------

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994


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

               The future minimum annual rental commitments at September 30, 1996 on long-term leases is as follows:

                           1997              $51,885
                           1998               54,479
                           1999                6,810

               Rental expense for each of the periods was as follows:

      Year ended September 30, 1994              $471,280
      Year ended September 30, 1995                64,751
      Year ended September 30, 1996                73,019

               During the pendency of the bankruptcy reorganization, the former President and his family made claims for, among other things, back rent, diminution of value of their building and unpaid real estate taxes. The Trustee reached an accord with said individuals that aggregated $907,000, which was included in the class of general unsecured creditors. A substantial portion of this amount was classified as rent expense in the 1994 financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 10.  Commitments and Contingencies (continued)

           b.  The Company has an employment agreement Thomas T.
Harding, who is serving as President, providing for an annual salary of $140,000, which agreement expires in April, 1997. The agreement is automatically renewed unless either the Company or the employee gives 30 days written notice terminating the contract.

           c. Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three years ended September 30, 1996, the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

           d. At September 30, 1996, 2,195,681 shares of the Company's common stock were reserved for issuance in connection with the exercise of warrants, grants to employees, and the employee and director stock option plan (see Note 2 and Note 7).

           e. On August 30, 1995, the Company executed a stock purchase agreement with an offshore corporation that provided for said investor to purchase 2,000,000 shares of common stock at $1.00 per share for an aggregate $2,000,000 cash investment. Through September 30, 1995 and 1996, the Company had received $1,000,000 and $1,500,000, respectively, towards this purchase. By December 2, 1996, the unpaid balance of $500,000 was received in full.

           f. On October 5, 1995, the Company settled a disputed $395,000 claim, with a former customer by issuing securities as discussed below with an estimated value of $360,448. The customer had been seeking a refund of monies previously paid to the Company for sales. However, in lieu of cash, the settlement required the Company to issue 53,098 shares of common stock, 88,143 Class A warrants, and related 44,072 Class B warrants. Additionally, the customer received 50,000 additional Class A warrants and the Company gave a $25,000 credit towards the exercise of these additional Class A warrants. The gain on debt restructuring in the accompanying statement of operations for the year ended September 30, 1995 has been charged $360,448 to reflect the cost to the Company of this settlement.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996, 1995 AND 1994

Note 10. Commitments and Contingencies (continued)

           g. To correct an error in the Plan, on October 24, 1995, the Company approved the distribution of new common stock and warrants to holders of the Series B convertible preferred stock and certain present and former employees who were not fully covered by the original distribution made on April 19, 1995. The series B preferred shares were erroneously treated as if they were old common stock for purposes of the exchange into new common stock, when as a matter of right, each said share was convertible into five shares of new common. The additional shares and warrants aggregated 180,826 and 301,256, respectively.

           h. During the pendency of the bankruptcy reorganization, a Stockholders' Alliance was formed by a group of common stock owners. Said Alliance incurred certain legal and professional fees in connection with financing and other company related matters. To reimburse the Alliance for said expenses, the Board of Directors approved the issuance of 62,032 shares to the individuals who comprised the Alliance.

           i. In 1992, the Company issued 2,344,000 stock options to three key employees at below market price. The difference between the market price and the exercise price of the options granted aggregated $3,513,000 and was charged to deferred compensation - stock options and additional paid-in-capital was credited. In subsequent periods, the options were terminated due to the departure of the employees. At that time, the unamortized portion was written off and additional paid in capital was charged. For the year ended September 30, 1995, said charge amounted to $1,423,582.