Form 10-Q/A
period 1995-09-30
FINGERMATRIX INC
filed 1997-01-08
CIK 316618

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

              AMENDMENT TO APPLICATION OR REPORT FORM 10-Q

             Filed pursuant to Section 12, 13, or 15(d) of the

                      SECURITIES EXCHANGE ACT OF 1934

                             FINGERMATRIX, INC.
            (Exact name of registrant as specified in charter)


    The undersigned registrant hereby amends the following exhibit of its QUARTER ANNUAL REPORT For the Third Quarter Ended
June 30, 1996 on Form 10-Q as set forth in the pages attached hereto.

    Exhibit 27 is added to the Form 10-Q, which Exhibit is the Financial Data Schedule required under Appendix A of Item 601(c)
of Regulation   S-K,  Rule 401 of Regulation S-T, and Article 5
of Regulation S-X . Exhibit 27 consists of: (i) the Registrant's balance sheet at 6-30-96 as compared to balance sheet at beginning of fiscal year, 9-30-95, and (ii) the condensed statement of operations for the three months ended June 30, 1996 and 1995.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FINGERMATRIX, INC.

                                            (Registrant)




                                  By
                                     Thomas T. Harding, President
Dated: December 30, 1996

                   This page is deliberately left blank.