Form 10-Q/A
period 1995-09-30
FINGERMATRIX INC
filed 1997-01-08
CIK 316618

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

    Exhibit 27 is added to the Form 10-Q, which Exhibit is the Financial Data Schedule required under Appendix A of Item 601(c)
of Regulation   S-K,  Rule 401 of Regulation S-T, and Article 5
of Regulation S-X . Exhibit 27 consists of: (i) the Registrant's balance sheet at 6-30-96 as compared to balance sheet at beginning of fiscal year, 9-30-95, and (ii) the condensed statement of operations for the nine months ended June 30, 1996 and 1995.

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