Form 10-Q/A
period 1995-09-30
FINGERMATRIX INC
filed 1997-01-08
CIK 316618

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               AMENDMENT TO APPLICATION OR REPORT FORM 10-Q

             Filed pursuant to Section 12, 13, or 15(d) of the

                      SECURITIES EXCHANGE ACT OF 1934

                             FINGERMATRIX, INC.
            (Exact name of registrant as specified in charter)


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its QUARTER ANNUAL REPORT For the Second Quarter Ended March 31, 1996 on Form 10-Q as set forth in the pages attached hereto:

    Exhibit 27 is added to the Form 10-Q, which Exhibit is the Financial Data Schedule required under Appendix A of Item 601(c) of Regulation S-K, Rule 401 of Regulation S-T, and Article 5 of Regulation S-X, consisting of: (i)balance sheet at 3-31-96, as compared to balance sheet at end of last fiscal year, 9-30-95, and (ii) the condensed statement of operations for the three months ended March 31, 1996 and 1995.

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