Form 10-Q/A
period 1995-09-30
FINGERMATRIX INC
filed 1997-01-08
CIK 316618

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

    Exhibit 27 is added to the Form 10-Q, which Exhibit is the Financial Data Schedule required under Appendix A of Item 601(c) of Regulation S-K, Rule 401 of Regulation S-T, and Article 5 of
Regulation S-X, consisting of: (i)balance sheet at 3-31-96, as compared to balance sheet at end of last fiscal year, 9-30-95, and (ii) the condensed statement of operations for the six months ended March 31, 1996 and 1995.

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