Form 10-Q
period 1996-12-31
FINGERMATRIX INC
filed 1997-02-19
CIK 316618

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

                            Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding at December 31, 1996

Common stock $.01 par value                     8,746,469

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

                                BALANCE SHEETS


                                   ASSETS


                                          December 31,  September 30,
                                              1996          1996
                                            --------      --------
Current assets:
 Cash and cash equivalents                  $258,745      $404,986
 Inventories                                 148,288        78,870
 Prepaid expenses and
  other current assets                        40,815       156,842
                                            --------      --------

Total current assets                         447,848       640,698
                                            --------      --------

Property and equipment, net of
 accumulated depreciation of
 $49,312; $64,600 at
 September 30, 1996                          162,710       174,308
                                            --------      --------

Patents, net of accumulated
 amortization of $111,732;
 $108,180 at September 30, 1996              129,801       133,353
Deposits                                      13,185        13,605
                                            --------      --------
                                             142,986       146,958
                                            --------      --------

Total assets                                $753,544      $961,964
                                            ========      ========

                       See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                         December 31,  September 30,
                                             1996          1996
                                            ------        ------
Liabilities:
 Accounts payable -  trade               $    89,996   $     1,291
 Accrued expenses                             70,255       126,459
 Current portion of long-term debt           217,000       504,839
                                         -----------   -----------

Total liabilities                            377,251       632,589
                                         -----------   -----------


Stockholders' equity:
  Common stock - $.01 par value:
   20,000,000 shares authorized;
   8,746,469 and 8,206,150 shares
   issued and outstanding                     87,465        82,062
  Additional paid in capital              61,025,977    60,452,875
  Deficit accumulated during
   the development stage                 (60,737,149)  (60,205,562)
                                         -----------   -----------

Stockholders' equity                         376,293       329,375
                                         -----------   -----------

Total liabilities and
 stockholders' equity                    $   753,544   $   961,964
                                         ===========   ===========

                       See notes to financial statements.

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                     CONDENSED STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                              1996         1995
                                           ---------     ---------
Revenues:
 Net sales                                 $   3,400     $    -
 Interest income                                 675         3,118
                                           ---------     ---------
                                               4,075         3,118
                                           ---------     ---------

Expenses:
 Operating costs                             225,033       241,557
 General and administrative                  305,020       199,509
 Interest                                      5,009        22,779
                                           ---------     ---------
                                             535,662       463,845
                                           ---------     ---------

Net loss                                   $(531,587)    $(460,727)
                                           ---------     ---------
                                           ---------     ---------


(Loss) per share                           $    (.06)    $    (.11)
                                           ---------     ---------
                                           ---------     ---------


Weighted average number
 of shares outstanding                     8,485,369     4,126,947
                                           ---------     ---------
                                           ---------     ---------

                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS


                              FINGERMATRIX, INC.
                        (A Development Stage Company)

            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

                                   Common Stock       Additional   Development
                                -----------------      Paid-In        Stage
                                Share      Amount      Capital       Deficit         Total
                                -----      ------      -------      ---------        -----
Balance, September 30,
 1996                         8,206,150   $ 82,062   $60,452,875   $(60,205,562)    $ 329,375

Warrants exercised               40,319        403        78,134          -            78,537

Shares issued pursuant
 to private placement           500,000      5,000       494,968          -           499,968

Net loss for the three
 months ended
 December 31, 1996                -           -             -          (531,587)     (531,587)
                              ---------   --------   -----------   ------------     ---------
Balance, December 31,
 1996                         8,746,469   $ 87,465   $61,025,977   $(60,737,149)    $ 376,293
                              ---------   --------   -----------   ------------     ---------
                              ---------   --------   -----------   ------------     ---------

                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS



                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995




                                                       1996        1995
Cash flows from operating activities:
 Net loss                                      $(531,587)  $ (460,727)
                                               ---------   ----------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                   15,092        4,691
   Amortization                                    3,552        3,300

 Increase (decrease) in cash flows from
  changes in operating assets and
  liabilities:
   Prepaid expenses                              116,447       (6,144)
   Inventory                                     (69,418)        -
   Accounts payable                               88,705      (20,086)
   Accrued expenses                             (144,043)    (573,990)
                                               ---------   ----------

Net cash used in operating activities           (521,252)  (1,052,956)
                                               ---------   ----------
Cash flows from investing activities:
 Acquisition of property and equipment            (3,494)     (30,238)
                                               ---------   ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock          578,505      765,958
 Repayment of notes payable                     (200,000)    (200,000)
 Repayment of long-term debt                       -         (176,040)
                                               ---------   ----------

Net cash provided by financing activities        378,505      389,918
                                               ---------   ----------

Net decrease in cash                            (146,241)    (693,276)
Cash, beginning of period                        404,986    1,099,402
                                               ---------   ----------

Cash, end of period                            $ 258,745    $ 406,126
                                               ---------   ----------
                                               ---------   ----------

Supplemental disclosures:
 Increase in stockholders' equity
  resulting from issuance of stock
  in lieu of bonuses                                       $   43,875
                                                           ----------
                                                           ----------


                       See notes to financial statements.

                              FINGERMATRIX, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                     THREE MONTHS ENDED DECEMBER 31, 1996



1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes for the years ended September 30, 1996, 1995, and 1994.

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

                      THREE MONTHS ENDED DECEMBER 31, 1996


2.  Stock Warrants (continued)

      Summary of warrants exercised and outstanding:


             Number of                 Number of
             Warrants                  Warrants
            Outstanding               Outstanding                  Total
                 at                      at         Exercise     Potential
            September 30,  Warrants   December 31,    Price      Conversion
  Class         1996       Exercised     1996       Per Share      Amounts
  -----     ------------   ---------  -----------   ---------    ----------
B Warrants    1,245,681     40,319     1,205,362       $2.00     $2,410,724

C Warrants      100,000       -          100,000       $ .01     $    1,000


      Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant. These warrants expire January 15, 1997.

      Class C and additional Warrants entitle the holder thereof to purchase for $.01 one share of common stock in exchange for one warrant.

      Between October 1, 1996 and December 31, 1996, warrants were exercised generating $78,537 and resulting in the issuance of 40,319 common shares. Class A Warrants expired January 15, 1996.

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

      During the quarter ended December 31, 1996, the Company received $45,000 from the conversion of its warrants issued under the Bankruptcy Plan.

      The Company had as of December 31, 1996 cash in the sum of $259,000, and working capital of $70,500. The monthly costs of the Company for the quarter ended December 31, 1996 averaged $166,000. Based upon continuation of such monthly operating costs, the Company has sufficient capital to continue for approximately 1-1/2 months from December 31, 1996 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities. While the Company is expecting orders for its Single Print Scanner, at this time, however, it does not have any substantial orders, nor can it represent that any will be received.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)


     The monthly operating costs do not take into account the remaining payment which the Company has to make on the bankruptcy obligation. The remaining payment owed on the bankruptcy obligation to SIS is $217,000 due April 19, 1997. The Company has paid on the bankruptcy obligations through December 31, 1996 a total of $2,104,000, all of its financed from funds raised from the equity lenders and the private placement.

     In order to finance funding for operations of the Company as well as to pay for the bankruptcy obligations, the Company may seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. Also refer to footnote 2 to the Condensed Financial Statements, that discusses the outstanding warrants available for conversion at December 31, 1996.


Results of Operations

     During the three months ended December 31, 1996 and 1995, the Company had revenues from sales of $3,400 and $ -0-, respectively. During the same period, operating costs decreased $16,500, or 7%, as compared to the corresponding prior year period. This is primarily attributable to a drop in consulting expenses. The main components of operating expenses are payroll and related employment costs, outside consulting development costs, and research and development costs. Said costs aggregated $218,000 for the 1996 period, as compared with $186,000 for 1995.

     General and administrative expenses increased $106,000 in the 1996 quarter, as compared to a decrease of a similar amount in 1995. The 1996 period included higher professional and accounting fees, higher payroll and related taxes, higher depreciation expense resulting from the acquisition of fixed assets, and higher telephone and traveling expenses. The other components of general and administrative expenses remained relatively constant, as compared with the prior year.

     Interest expense decreased from $22,800 in 1995 to $5,000, or 80%, in 1996. This is the result of the debt repayments made during the year as a result of the bankruptcy plan.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


Item 6.  Exhibits and Reports on  Form 8-K

           (a)  No exhibits.

           (b)


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FINGERMATRIX, INC.
                                        (Registrant)



Dated  2/13/97                          By
                                            Thomas T. Harding, President