Form 10-Q
period 1997-03-31
FINGERMATRIX INC
filed 1997-05-22
CIK 316618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  --------------------------

                          Commission File Number 0-9940

                               FINGERMATRIX, INC.
-------------------------------------------------------------------------------

      New York                                  13-2854686
-------------------------------------------------------------------------------
(State of other jurisdiction of              (IRS Employer
incorporation or organization)               Identification Number)

145 Palisade Street, Dobbs Ferry, New York              10522-1617
-------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: (914) 693-1050

                                 None
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding at March 31, 1997
---------------------------          -----------------------------
Common stock $.01 par value                     9,242,911

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

PART I - FINANCIAL STATEMENTS


                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS





                                                                                  March 31,               September 30,
                                                                                  ----------              -------------
                                                                                     1997                      1996
                                                                                  ----------              -------------
Current assets:
 Cash and cash equivalents                                                          $282,199                $404,986
 Inventories                                                                         147,458                  78,870
 Prepaid expenses and
  other current assets                                                                71,564                 156,842
                                                                                    --------                --------

Total current assets                                                                 501,221                 640,698
                                                                                    --------                --------

Property and equipment, net of
 accumulated depreciation of
 $65,004; $64,600 at
 September 30, 1996                                                                  147,618                 174,308
                                                                                    --------                --------

Patents, net of accumulated
 amortization of $115,284;
 $108,180 at September 30, 1996                                                      126,249                 133,353
Deferred charges                                                                      16,841                    -
Deposits                                                                              12,805                  13,605
                                                                                    --------                --------
                                                                                     155,895                 146,958
                                                                                    --------                --------

Total assets                                                                        $804,734                $961,964
                                                                                    ========                ========



                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                                  March 31,              September 30,
                                                                                 -----------             -------------
                                                                                    1997                    1996
                                                                                 -----------             -------------
Liabilities:
 Accounts payable -  trade                                                      $    103,144             $     1,291
 Accrued expenses                                                                     81,637                 126,459
 Current portion of long-term debt                                                   117,000                 504,839
                                                                                 -----------             -----------

Total liabilities                                                                    301,781                 632,589
                                                                                 -----------             -----------


Stockholders' equity:
  Common stock - $.01 par value:
   20,000,000 shares authorized;
   9,242,911 and 8,206,150 shares
   issued and outstanding                                                             92,430                  82,062
  Additional paid in capital                                                      61,760,547              60,452,875
  Deficit accumulated during
   the development stage                                                         (61,350,024)            (60,205,562)
                                                                                 -----------             -----------

Stockholders' equity                                                                 502,953                 329,375
                                                                                 -----------             -----------

Total liabilities and
 stockholders' equity                                                            $   804,734             $   961,964
                                                                                 ===========             ===========



                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS




                               FINGERMATRIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS




                                                    Three months ended                         Six months ended
                                                         March 31,                                  March 31
                                          ---------------------------------             -------------------------------
                                              1997                   1996                  1997                 1996
                                          ---------               ---------             ----------           ----------
Revenues:
 Net sales                                $      75               $    -                $    3,475           $     -
 Interest income                              2,525                   8,933                  3,200               12,051
                                          ---------               ---------             ----------           ----------
                                              2,600                   8,933                  6,675               12,051
                                          ---------               ---------             ----------           ----------

Expenses:
 Operating costs                            247,959                 238,624                450,548              429,511
 General and administrative                 363,259                 330,573                691,323              589,122
 Interest                                     4,257                  21,466                  9,266               44,245
                                          ---------               ---------             ----------           ----------
                                            615,475                 590,663              1,151,137            1,062,878
                                          ---------               ---------             ----------           ----------


Net loss                                  $(612,875)             $ (581,730)           $(1,144,462)         $(1,050,827)
                                          =========              ==========            ===========          ===========

Loss per share                            $    (.07)             $     (.10)           $      (.13)         $      (.20)
                                          =========              ==========           ===========          ============

Weighted average number of
 shares outstanding                       9,091,451               6,055,961              8,788,410            5,091,454
                                          =========              ==========            ===========          ===========

PART I - FINANCIAL STATEMENTS



                               FINGERMATRIX, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED MARCH 31, 1997




                                  Common Stock                         Additional            Development
                            ----------------------------                Paid-In                 Stage
                              Share              Amount                 Capital                Deficit                      Total
                            ---------           --------              -----------            ------------               -----------
Balance, September 30,
 1996                       8,206,150           $ 82,062              $60,452,875            $(60,205,562)               $ 329,375

Warrants exercised            175,486              1,755                  347,716                   -                      349,471

Shares issued pursuant
 to private placement         861,275              8,613                  959,956                   -                      968,569

Net loss for the six
 months ended
 March 31, 1997                  -                   -                       -                  (1,144,462)              (1,144,462)
                            ---------           --------              -----------            ------------               -----------

Balance, March 31,
 1997                       9,242,911           $ 92,430              $61,760,547            $(61,350,024)               $ 502,953
                            =========           ========              ===========            ============                =========



PART I - FINANCIAL STATEMENTS



                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                                            1997                   1996
                                                                                         ----------             ----------
Cash flows from operating activities:
 Net loss                                                                               $(1,144,462)           $(1,050,827)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                              30,184                 12,165
   Amortization                                                                               7,104                  6,600

 Increase (decrease) in cash flows from changes in operating assets and liabilities:
   Prepaid expenses                                                                          85,278                 (6,771)
   Inventory                                                                                (68,588)                  -
   Deposits                                                                                     800                   -
   Accounts payable                                                                         101,853                 (1,884)
   Accrued expenses                                                                        (132,659)              (556,024)
   Deferred charges                                                                         (16,841)                  -
   Other current assets                                                                        -                    (6,000)
                                                                                         ----------             ----------

Net cash used in operating activities                                                    (1,137,331)            (1,602,741)
                                                                                         ----------             ----------

Cash flows from investing activities:
 Acquisition of property and equipment                                                       (3,496)               (83,557)
                                                                                         ----------             ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                   1,318,040              2,330,369
 Repayment of notes payable                                                                (300,000)              (200,000)
 Payment of current portion
   of long-term debt                                                                          -                   (176,040)
                                                                                          ---------             ----------

Net cash provided by financing activities                                                 1,018,040              1,954,329
                                                                                          ---------              ---------

Net (decrease) increase in cash                                                            (122,787)               268,031
Cash, beginning of period                                                                   404,986              1,099,402
                                                                                          ---------             ----------

Cash, end of period                                                                       $ 282,199             $1,367,433
                                                                                          =========             ==========


Supplemental disclosures:
 Increase in stockholders' equity
  resulting from issuance of stock
  in lieu of bonuses                                                                      $    -                 $ 302,625
                                                                                          =========              =========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 1997



1.  BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes for the years ended September 30, 1996, 1995, and 1994.

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


2.  STOCK WARRANTS

           In addition to the common shares issued pursuant to the terms of the reorganization plan, the Company issued several classes of common stock warrants, Series A, B and C, Special Class A, and Special Class B. The number of warrants issued for the preceding six months is detailed in the chart below.

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 1997



2.  STOCK WARRANTS (continued)

      Summary of warrants exercised and outstanding:


             Number of              Number of
             Warrants               Warrants
            Outstanding            Outstanding                 Total
                at                     at        Exercise    Potential
           September 30,  Warrants   March 31,     Price     Conversion
  Class         1996     Exercised     1997      Per Share    Amounts
  -----    ------------- --------- ------------  ---------   ----------
B Warrants     1,245,681   175,486         -          -           -

C Warrants       100,000       -        100,000      $ .01     $  1,000

Special A        285,000       -        285,000      $1.00     $285,000
 Warrants

Special B        205,000       -        205,000      $2.00     $410,000
 Warrants


          Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant. These warrants expired January 15, 1997.

          Class C and additional Warrants entitle the holder thereof to purchase for $.01 one share of common stock in exchange for one warrant.

          Special Class A warrants entitle the holder thereof to purchase for $1.00 one share of common stock in exchange for one warrant. These warrants will expire July, 2000.

          Special Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant. These warrants will expire July, 2001.
          Between October 1, 1996 and March 31, 1997, 175,486 warrants were exercised generating $349,471 and resulting in the issuance of 175,486 common shares. Class A Warrants expired January 15, 1996.

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 1997



3.  STOCK OPTIONS

          In addition to the warrants, there are 2 stock option plans. Details are listed below:

          A) 276,000 shares are reserved for the issuance upon the exercise of options granted under the Company's Employee Incentive Stock Option Plan with varying exercise prices from $1.75 to $2.375 expiring July 21, 2005.

          B) 300,000 shares reserved for the issuance upon the exercise of options granted under the Company's Directors' Stock Option Plan at an exercise price of $2.375 expiring July 21, 2005.

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

          During the six months ended March 31, 1997, the Company received $350,972 from the conversion of its warrants issued under the Bankruptcy Plan. Additionally, the Company grossed $510,000 as a result of 361,255 shares issued under Regulation S. On January 28, 1997, 313,720 shares were issued at an exercise price of $1.434 and on February 10, 1997, 47,555 shares were issued at an exercise price of $1.2617. A commission of 8% or $40,800 was paid as a result of said investment.

          The Company had as of March 31, 1997 cash in the sum of $282,000, and working capital of $200,000. The monthly costs of the Company for the six months ended March 31, 1997 averaged $190,000. Based upon continuation of such monthly operating costs, the Company has sufficient capital to continue for approximately 1-1/2 months from March 31, 1997 assuming that it has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities. While the Company is expecting orders for its Single Print Scanner, at this time, however, it does not have any substantial orders, nor can it represent that any will be received.

ITEM 2.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (continued)


     The monthly operating costs do not take into account the remaining payment which the Company has to make on the bankruptcy obligation. The remaining payment owed on the bankruptcy obligation to SIS is $117,000 due May 18, 1997. The Company has paid on the bankruptcy obligations through March 31, 1997 a total of $2,204,000, all of it financed from funds raised from the equity lenders and the private placement.

     In order to finance funding for operations of the Company as well as to pay for the bankruptcy obligations, the Company has had to seek and shall seek such funding through sales of its securities in private placements exempt from registration under the Securities Act.


RESULTS OF OPERATIONS

     During the six months ended March 31, 1997 and 1996, the Company had revenues from sales of $3,400 and $ -0-, respectively. During the same period, operating costs decreased $30,000, or 7%, as compared to the corresponding prior year period. This is primarily attributable to a drop in consulting expenses. The main components of operating expenses are payroll and related employment costs, outside consulting development costs, and research and development costs. Said costs aggregated $435,400 for the 1997 period, as compared with $417,500 for 1996.

     General and administrative expenses increased $160,000 for the six months ended March 31, 1997, as compared to an increase of $20,000 in 1996. The 1997 period included higher professional and accounting fees, higher payroll and related taxes, higher depreciation expense resulting from the acquisition of fixed assets needed for anticipated sales, and higher telephone and traveling expenses incurred in the solicitation of business. The other components of general and administrative expenses remained relatively constant, as compared with the prior year.

     Interest expense decreased from $44,200 in 1996 to $9,200, or 80%, in 1997. This is the result of the debt repayments made during the year as a result of the bankruptcy plan.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings










Item 6.  Exhibits and Reports on  Form 8-K

           (a)  No exhibits.

           (b) Form 8K, February 7, 1997, reporting sale of 313,720 shares of common stock under Regulation S exemption aggregating in gross $450,000.

                   Form 8K, February 28, 1997 reporting sale of 47,555 shares of common stock under Regulation S exemption aggregating in gross $60,000.

Said form 8K's are incorporated here in reference.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FINGERMATRIX, INC.
                                        (Registrant)



Dated                                By
      ---------------                  --------------------------------
                                        Thomas T. Harding, President