Form 10-Q/A
period 1997-03-31
FINGERMATRIX INC
filed 1997-05-22
CIK 316618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the 6 months period ended March 31, 1997
                              --------------------------------------------

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