Form 10-Q
period 1997-06-30
FINGERMATRIX INC
filed 1997-08-21
CIK 316618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               --------------
                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  --------------------------

                          Commission File Number 0-9940

                               FINGERMATRIX, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      New York                                  13-2854686
------------------------------------------------------------------------------
(State of other jurisdiction of              (IRS Employer
incorporation or organization)               Identification Number)

145 Palisade Street, Dobbs Ferry, New York              10522-1617
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

                                  Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding at June 30, 1997
---------------------------          -----------------------------
Common stock $.01 par value                     9,428,393

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

PART I - FINANCIAL STATEMENTS


                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------




                                                                                   June 30,               September 30,
                                                                                  ----------              -------------
                                                                                     1997                      1996
                                                                                  ----------              -------------
Current assets:
 Cash and cash equivalents                                                          $105,059                $404,986
 Inventories                                                                         147,458                  78,870
 Prepaid expenses and
  other current assets                                                                36,327                 156,842
                                                                                    --------                --------

Total current assets                                                                 288,844                 640,698
                                                                                    --------                --------

Property and equipment, net of
 accumulated depreciation of
 $80,086; $64,600 at
 September 30, 1996                                                                  132,536                 174,308
                                                                                    --------                --------

Patents, net of accumulated
 amortization of $118,836;
 $108,180 at September 30, 1996                                                      122,697                 133,353
Deferred charges                                                                      16,841                    -
Deposits                                                                              12,805                  13,605
                                                                                    --------                --------
                                                                                     152,343                 146,958
                                                                                    --------                --------

Total assets                                                                        $573,723                $961,964
                                                                                    ========                ========



                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                   June 30,              September 30,
                                                                                 -----------             -------------
                                                                                    1997                    1996
                                                                                 -----------             -------------
Liabilities:
 Accounts payable -  trade                                                      $    134,483             $     1,291
 Accrued expenses                                                                     65,057                 126,459
 Shareholder loan payable                                                            100,000                    --
 Current portion of long-term debt                                                   117,000                 504,839
                                                                                 -----------             -----------

Total current liabilities                                                            416,540                 632,589
                                                                                 -----------             -----------


Shareholders' equity:
  Common stock - $.01 par value:
   20,000,000 shares authorized;
   9,428,393 and 8,206,150 shares
   issued and outstanding                                                             94,285                  82,062
  Additional paid in capital                                                      61,990,844              60,452,875
  Deficit accumulated during
   the development stage                                                         (61,927,946)            (60,205,562)
                                                                                 -----------             -----------

Stockholders' equity                                                                 157,183                 329,375
                                                                                 -----------             -----------

Total liabilities and
 stockholders' equity                                                            $   573,723             $   961,964
                                                                                 ===========             ===========



                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS


                               FINGERMATRIX, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                    Three months ended                        Nine months ended
                                                         June 30,                                  June 30,
                                          ---------------------------------             -------------------------------
                                             1997                    1996                  1997                 1996
                                          ---------               ---------             ----------           ----------
Revenues:
 Net sales                                $   8,845               $    -                $   12,320           $     -
 Interest income                                940                   8,282                  4,140               20,333
                                          ---------               ---------             ----------           ----------
                                              9,785                   8,282                 16,460               20,333
                                          ---------               ---------             ----------           ----------

Expenses:
 Operating costs                            282,357                 329,894                833,078              795,923
 General and administrative                 302,103                 287,958                893,253              840,562
 Interest                                     3,247                   8,896                 12,513               53,141
                                          ---------               ---------             ----------           ----------
                                            587,707                 626,748              1,738,844            1,689,626
                                          ---------               ---------             ----------           ----------


Net loss                                  $(577,922)             $ (618,466)           $(1,722,384)         $(1,669,293)
                                          =========              ==========            ===========          ===========

Net loss per common share                 $    (.06)             $     (.09)           $      (.19)         $      (.30)
                                          =========              ==========            ===========         ============

Weighted average number of
 shares outstanding                       9,295,903               6,701,770              8,957,574            5,607,922
                                          =========              ==========            ===========          ===========


                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS



                               FINGERMATRIX, INC.
                          (A Development Stage Company)

             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED JUNE 30, 1997




                                  Common Stock                         Additional            Development
                            ----------------------------                Paid-In                 Stage
                              Share              Amount                 Capital                Deficit                      Total
                            ---------           --------              -----------            ------------               -----------
Balance, September 30,
 1996                       8,206,150           $ 82,062              $60,452,875            $(60,205,562)               $ 329,375

Warrants exercised            175,486              1,755                  347,716                   -                      349,471

Shares issued pursuant
 to private placement         500,000              5,000                  495,000                   -                      500,000

Shares issued pursuant
 to Regulation S offering     361,275              3,613                  465,587                   -                      469,200

Shares issued pursuant
 to Regulation D offering     185,482              1,855                  229,666                   -                      231,521

Net loss for the nine
 months ended
 June 30, 1997                  -                   -                       -                  (1,722,384)              (1,722,384)
                            ---------           --------              -----------            ------------               -----------

Balance, June 30,
 1997                       9,428,393           $ 94,285              $61,990,844            $(61,927,946)               $ 157,183
                            =========           ========              ===========            ============                =========




                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS


                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                                            1997                   1996
                                                                                         ----------             ----------
Cash flows from operating activities:
 Net loss                                                                               $(1,722,384)           $(1,669,293)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                              45,266                 24,976
   Amortization                                                                              10,656                  9,900

 Increase (decrease) in cash flows from changes in operating assets and liabilities:
   Prepaid expenses                                                                         120,515                (15,474)
   Inventories                                                                              (68,588)               (95,000)
   Deposits                                                                                     800                   -
   Accounts payable                                                                         133,192                 44,832
   Accrued expenses                                                                        (149,239)              (648,156)
   Deferred charges                                                                         (16,841)                  -
   Other current assets                                                                        -                   (15,275)
                                                                                         ----------             ----------

Net cash used in operating activities                                                    (1,646,623)            (2,363,940)
                                                                                         ----------             ----------

Cash flows from investing activities:
 Acquisition of property and equipment                                                       (3,496)              (163,412)
                                                                                         ----------             ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                   1,318,671              2,724,700
 Repayment of notes payable                                                                (300,000)              (400,000)
 Proceeds from shareholder loan                                                             100,000                   -
 Proceeds from Regulation D offering                                                        231,521                   -
 Payment of current portion
   of long-term debt                                                                          -                   (263,878)
                                                                                          ---------             ----------

Net cash provided by financing activities                                                 1,350,192              2,060,822
                                                                                          ---------              ---------

Net decrease in cash                                                                       (299,927)              (466,530)
Cash, beginning of period                                                                   404,986              1,099,402
                                                                                          ---------             ----------

Cash, end of period                                                                       $ 105,059             $  632,872
                                                                                          =========             ==========


                       See notes to financial statements.

PART I - FINANCIAL STATEMENTS


                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                 (Continued)



                                                                                            1997                   1996
                                                                                         ----------             ----------
Supplemental disclosures:
 Increase in stockholders' equity:
  Issuance of stock in lieu of bonuses                                                    $    -                 $ 302,625
  Conversion of note payable                                                                   -                   250,000
                                                                                          ---------              ---------
                                                                                          $    -                 $ 552,625
                                                                                          =========              =========

                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1997



1.  BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes for the years ended September 30, 1996, 1995, and 1994.

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


2.  STOCK WARRANTS

           In addition to the common shares issued pursuant to the terms of the reorganization plan, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants issued for the preceding nine months is detailed in the chart below.

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1997



2.  STOCK WARRANTS (continued)

      Summary of warrants exercised and outstanding:


             Number of              Number of
             Warrants               Warrants
            Outstanding            Outstanding                 Total
                at                     at        Exercise    Potential
           September 30,  Warrants   June 30,     Price     Conversion
  Class         1996     Exercised     1997      Per Share    Amounts
  -----    ------------- --------- ------------  ---------   ----------
B Warrants     1,245,681   175,486         -          -           -

C Warrants       100,000       -        100,000      $ .01     $  1,000

Special A
 Warrants        285,000       -        285,000      $1.00     $285,000

Special B
 Warrants        205,000       -        205,000      $2.00     $410,000


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

          Between October 1, 1996 and June 30, 1997, 175,486 warrants were exercised generating $349,471 and resulting in the issuance of 175,486 common shares. Class A Warrants expired January 15, 1996.

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1997


3.  STOCK OPTIONS

          In addition to the warrants, there are 2 stock option plans. Details are listed below:

          A) 296,500 shares are reserved for the issuance upon the exercise of options granted under the Company's Employee Incentive Stock Option Plan with varying exercise prices from $1.75 to $2.375 expiring July 21, 2005.

          B) 300,000 shares reserved for the issuance upon the exercise of options granted under the Company's Directors' Stock Option Plan at an exercise price of $2.375 expiring July 21, 2005.

4.  FINANCING TRANSACTIONS

          During the quarter ended June 30, 1997 the Company completed a Regulation D offering that raised a net of $231,521, through the sale of 185,482 common shares.

          Additionally, a 10% subordinated convertible note in the amount of $100,000 was executed by the Company with a stockholder. Said note is due in full on May 31, 1998, with interest compounded quarterly. The holder of the note has the right to convert the principal, or any portion thereof, into common shares of the Company at any time on or before May 31, 1998 at the rate of $.70 per share, for a total of 147,875.14 shares.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with the condensed Financial Statements of the Company and notes thereto annexed hereto.


LIQUIDITY AND CAPITAL RESOURCES

     Although the Company has started to receive small but firm orders for its products, and has indications that it will be receiving significant orders within the next several months, the Company, after twenty years of operation and a bankruptcy reorganization, is still a development stage company and it still has not yet achieved a sufficient volume of sales to cover the large expenditures required for product development, production engineering, tooling, equipment, and promotion and sale of its products. As a consequence, the Company has continuously operated at a loss from its inception to the present. It has been and is currently dependent on the sale of its securities to fund its operations. As of date hereof, the Company has nearly exhausted its working capital, and, as indicated below, if additional capital is not raised by the end of August, 1997, the Company may not be able to continue its day-to-day operations.

     The following capital investments and loans aggregating $1,690,971, less $40,800 in commissions, and less $300,000 in repayment of bankruptcy mandated loan obligations, were made to the Company during the nine months ended June 30, 1997 which has enabled the Company to sustain itself:

     1. In the nine months ended June 30, 1997, an aggregate of $175,486 shares of the Company's common stock were issued pursuant to the exercise of like number of warrants having exercise prices of $2.00 per share for an aggregate price to the Company of $349,471.

     2. In the months of October, 1996 and through December, 1996, pursuant to a subscription agreement made in August, 1995, the Company sold 500,000 shares of its common stock under Regulation S at a price of $1.00 per share for an aggregate price of $500,000.

     3. In the months of January and February, 1997, the Company sold a total of 361,255 shares of its common stock under Regulation S for an aggregate gross price of $510,000; of the total of 361,255 shares of common stock, 313,720 shares were sold at a price of $1.434 per share, and the balance of 47,555 shares were sold at a price of $1.2617 per share; a commission of 8%, amounting to $40,800 was paid by the Company on these sales.

ITEM 2.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES (continued)

     4. In June, 1997, the Company sold 185,482 shares in an offering to "accredited investors" pursuant to Regulation D at varying prices which averaged to $1.50 per share with Company receiving $231,500.

     5. The Sum of $100,000 was loaned to the Company by one of the Company's largest investors in the last days of May, 1997, and is evidenced by a convertible subordinated note bearing interest at 10% per annum dated June 1, 1997 and payable May 31, 1998; at the option of the holder of the June 1, 1997 and payable May 31, 1998; at the option of the holder of the note, each $.70 of principal owed on the note is convertible into one share of the Company's common stock. In July, 1997, the same lender loaned the Company an additional $100,000 evidenced by a convertible subordinated note dated July 1, 1997 having the same terms as the first note and due June 30, 1998.

     The Company had as of June 30, 1997 cash in the sum of $105,000 and working capital deficiency of $127,000. The monthly costs of the Company for the nine months ended June 30, 1997 averaged $190,000. Based upon continuation of such monthly operating costs, the Company has sufficient working capital to continue until the end of August, 1997, assuming the Company has no revenues from sales of its products and services and that it does not raise additional capital through the sale of its securities and through loans, it may have to cease operations until it can raise further capital.

     The monthly operating costs do not take into account the remaining payment which the Company has to make on the bankruptcy obligation. The remaining payment owed on the bankruptcy obligation to SIS is $117,000. The Company has paid on the bankruptcy obligations through June 30, 1997 a total of $2,204,000, all of it financed from funds raised from the equity lenders and the private placement, payment of which is now in default.

ITEM 2.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




     At date hereof (August 15, 1997), the Company has current indebtedness of approximately $160,000, including approximately $13,000 payable to the landlord of the Company's place of business for two months rent, who is threatening eviction.

     In order to finance funding for operations of the Company as well as to pay for the bankruptcy obligations, the Company has had to seek and shall seek such funding through sales of its securities in private placements exempt from registration under the Securities Act. No assurance or representation is made by the Company it will be able to secure such funding.

RESULTS OF OPERATIONS

     During the nine months ended June 30, 1997 and 1996, the Company had revenues from sales of $12,000 and $ -0-, respectively. During the same period, operating costs increased $40,000 or 5%, as compared to the corresponding prior year period. This is primarily attributable to an increase in consulting expenses. The main components of operating expenses are payroll and related employment costs, outside consulting development costs, and research and development costs. Said costs aggregated $811,000 for the 1997 period, as compared with $760,000 for 1996.

     General and administrative expenses increased $55,000 for the nine months ended June 30, 1997, as compared to an increase of $20,000 in 1996. The 1997 period included higher professional and accounting fees, higher payroll and related taxes, higher depreciation expense resulting from the acquisition of fixed assets needed for anticipated sales, and higher telephone and traveling expenses incurred in the solicitation of business. The other components of general and administrative expenses remained relatively constant, as compared with the prior year.

     Interest expense decreased from $8,900 in 1996 to $3,200, or 60%, in 1997. This is the result of the debt repayments made during the year as a result of the bankruptcy plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FINGERMATRIX, INC.
                                        (Registrant)



Dated August 15, 1996                  By
                                         --------------------------------
                                         Thomas T. Harding, President

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


                                     FINGERMATRIX, INC.
                                        (Registrant)



Dated August 15, 1997                By
                                        --------------------------------
                                        Thomas T. Harding, President