Form 10-K
period 1997-09-30
FINGERMATRIX INC
filed 1999-07-14
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ______________ to
_____________.

                          Commission file Number 0-9940

                               FINGERMATRIX, INC.
             (Exact name of registrant as specified in its charter)

            New York                                   13-2854686
(State or other jurisdiction of
 incorporation or organization)             (IRS Employer Identification Number)

249 Saw Mill River Road, Elmsford, New York                      10523
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (914) 592-5930

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                       Outstanding shares as of June 30, 1999
-------------------                       --------------------------------------

Common Stock, par value 0.01 per share                   20,000,000

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days.

         As of July 2, 1999, the aggregate market value of the common equity held by non-affiliates approximated $3.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

         None

Forward Looking Statements

         Statements in this Form 10-K that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Organization and Changes in Management of the Company

         Fingermatrix, Inc. (the "Company", the "Registrant" or "Fingermatrix") was incorporated in the State of New York in May 1976. For the period from its inception through September 30, 1997, the Company has been in the development stage and, accordingly, has directed its efforts and resources to product and prototype development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September 1995, at which date a Trustee was appointed. On March 31, 1996, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors. Due to the lack of any meaningful revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital. In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. The Company has not conducted any business operations since October 15, 1997, other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner.
Such efforts were unsuccessful.

         On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding shares, common and preferred, of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A 2%Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") of the Company. Pursuant to the terms of the Agreement and Plan of Reorganization, the current shareholders of the Company will retain 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock of the Company and certain creditors of the Company will receive 6,346 shares of the Series A Preferred Stock in exchange for their debt of $648,365.70, in the aggregate. Such shares, on conversion, will equal 5% of the equity and voting power of the Company.

         The Agreement and Plan of Reorganization requires that SES Acquisition Corp. and its subsidiaries have a minimum combined net worth of not less than $1,500,000. The Agreement and Plan of Reorganization also requires that, as soon as practicable, the Company call and hold a Special Meeting of Stockholders to vote upon increasing the authorized capital of the Company so as to permit the conversion of all of the Series A Preferred Stock into Common Stock and, upon the completion of such conversion, effecting a reverse split of the outstanding shares of the Common Stock so that there will remain 5,000,000 shares of Common Stock outstanding and no outstanding shares of the Series A Preferred Stock. Trinity owns a sufficient number of shares of the Company to cause the adoption of these proposals whether or not any other shareholder votes. The Company does not intend to solicit proxies for such meeting. Trinity intends to acquire the Company's furniture, fixtures and inventory, which had been seized by the Company's landlord and contribute said assets to the Company and has provided facilities in its offices in which the Company may conduct its business.

         SES Acquisition Corp. is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionic equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology. The operations of the Company subsequent to the stock exchange will be that of SES Acquisition Corp.

         Effective upon the closing of the share exchange the current directors of the Registrant resigned and Messrs. Lewis S. Schiller, E. Gerald Kay and Joel Brown were appointed to the Board of Directors of the Registrant. At such time the officers of the Registrant also resigned and the Board of Directors appointed Lewis S. Schiller as Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Fred Zivitofsky as President and Grace Wnuk as Vice President and Secretary.

Business of the Company Prior to the Cessation of Operations in October 1997

         Prior to the cessation of operations in October 1997, the Company was developing various electronic fingerprint identification systems including, (1) the Single Fingerprint Access System, a ready-to-sell single fingerprint access system known as CHEK/ONE which allowed for the enrollment of the fingerprint(s) of individuals, assignment of a PIN or other identifying characteristic to these enrollees, and use of the combination of PIN and fingerprint to gain access to certain privileges which was intended for use in commercial, industrial, and government applications where secure control of access is required and (2) the Forensic Quality Ten Print Scanner and Booking Station to be marketed to law enforcement agencies. During the three year period ended September 30, 1997, the only revenues generated were in 1997 and approximated $24,000, and net income (losses) approximated ($2.4 million), ($2.6 million) and $9,000, respectively, for each of the three years then ended. The net income for the fiscal year ended September 30, 1995 included approximately $1.8 million of extraordinary gain on debt restructuring. Prior to the cessation of the Company's operations in October 1997, the Company employed 13 persons. Such employees were non unionized and were employed on an at will basis.

ITEM 2.  PROPERTIES

         As of September 30, 1997 the Company operated out of a 5,600 square foot facility located on the first floor of a multi-story concrete and steel loft building at 145 Palisade Street, Dobbs Ferry, New York, which it leased from an independent third party, Commerce and Industry Associates under a written lease which commenced on November 15, 1993 and was to terminate on November 14, 1998. The annual rent for period November 15, 1996 to November 14, 1997 was $51,885; and from November 15, 1997 until November 14, 1998, the annual rent was to be $54,479. In the basement of the same building the Company also leased, on a month-to-month basis from Commerce and Industry Associates, about 800 square feet of storage space, which lease commenced on March 1, 1995. The rental for the basement is $750 per month plus electricity. As indicated previously, subsequent to September 30, 1997, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. Trinity intends to acquire the Company's seized property from the landlord and contribute said assets to the Company and has provided facilities in its offices in which the Company may conduct its business at 249 Saw Mill River Road, Elmsford, New York.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock:

         Since April 19, 1995, the date that the Company's securities were distributed pursuant to the Second Amended Plan of Reorganization dated as of March 10, 1995, the Company's common stock has been traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol COTG. As such, the following table sets forth the reported high and low bid prices of the common stock for the quarters ended December 31, 1995 through September 30, 1997. Such OTC bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending                                     High Bid          Low Bid
--------------                                     --------          -------

December 31, 1996                                   $3.000           $1.625
March 31, 1997                                      $2.125           $1.3125
June 30, 1997                                       $2.875           $1.3125
September 30, 1997                                  $1.375           $0.3125

December 31, 1995                                   $2.500           $1.375
March 30, 1996                                      $1.690           $1.440
June 30, 1996                                       $4.680           $1.810
September 30, 1996                                  $4.310           $2.500

         On July 2, 1999 the low and high bid price per share for the Company's common stock was $0.18 and $0.20, respectively.

         As of July 2, 1999, there were approximately 6,802 holders of record of the Company's common stock.

         No cash dividends have been paid to the holders of the Common Stock during the years ended December 31, 1997, 1996 and 1995.

B-Warrants:

         On January 14, 1997 the B-Warrants, which had been listed on the National Association of Securities Dealers Automated Quotation Systems Electronic Bulletin Board since September 30, 1996, expired and as such there are no B-Warrants available for sale to the public or for sale by the public. The following are the low and high bid prices for the B-Warrants for the quarters ended September 30, 1996, December 31, 1996 and for the period from December 31, 1996 through January 14, 1997.

Quarter Ending                                     High Bid          Low Bid
--------------                                     --------          -------
September 30, 1996                                  $0.50             $0.48
December 31, 1996                                   $0.680            $0.12
December 31, 1996 through January 14, 1997
                                                    $0.12             $0.12

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Fiscal Year Ended September 30,
                                           1997              1996             1995              1994             1993
                                           ----              ----             ----              ----             ----
Selected Statements of Operations Data
Revenues                                  $   28,636       $    24,538     $    3,277        $   29,764        $   44,655
                                          ===========      ===========     ==========        ===========       ==========
Loss Before Extraordinary Item           ($2,348,898)     ($2,597,937)    ($1,772,429)      ($2,604,658)      ($3,671,988)
Extraordinary Gain on Debt
 Extinguishment                                   --               --      $1,781,128                --                --
                                         ------------     -----------      ----------        ----------        ----------
Net Income (Loss)                        ($2,348,898)     ($2,597,937)     $    8,699       ($2,604,658)      ($3,671,988)
                                         ===========       ==========       =========        ==========        ==========

Loss per Common Share:
  Loss Before Extraordinary Item              ($0.26)          ($0.42)         ($0.93)           ($2.41)           ($3.32)
  Extraordinary Gain on Debt
   Extinguishment                                 --               --           $0.93                --                --
                                                ----             ----            ----              ----              ----
  Net Income (Loss) per Common Share          ($0.26)          ($0.42)             --            ($2.41)           ($3.32)
                                              ======           =======         ======            =======           =======

Weighted Average Number of Common
  Shares                                   9,075,433        5,843,633       1,907,431         1,227,222         1,214,526
                                           =========        =========       =========         =========         =========

Selected Balance Sheet Data
Working Capital (Deficiency)             ($  676,139)      $    8,109       ($ 770,388)     ($4,128,894)      ($2,136,596)
                                           ==========       =========       ==========       ==========        ==========
Total Assets                              $  347,131       $  961,964       $1,275,296       $  199,751       $   211,072
                                           =========        =========        =========        ==========       ==========
Total Liabilities                         $  814,125       $  632,589       $2,431,304       $4,166,080        $2,168,543
                                           =========        =========        =========        =========        ==========
Shareholders' Equity (Deficit)           ($  466,994)      $  329,375      ($1,156,008)     ($3,966,329)      ($1,957,471)
                                           =========        =========        =========        =========        ==========

         All share and per share information has been retroactively adjusted to reflect 0.7 for 1 stock split affected April 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and notes thereto annexed hereto.

Liquidity and Capital Resources

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" of the 1996 Form 10-K, Part II, Item 7, as to Registrant's lack of revenues and dependence upon the sale of its securities to fund the operations of the Registrant. Such dependence continued throughout the fiscal year ended September 30, 1997 as the Registrant had minimal revenues. Due to the lack of any meaningful revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital. In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. The Company has not conducted any business operations since October 15, 1997, other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner. Such efforts were unsuccessful.

         On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding shares, common and preferred, of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A 2% Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") of the Company. Pursuant to the terms of, the Agreement and Plan of Reorganization, the current shareholders of the Company wi1l retain 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock of the Company and certain creditors of the Company will receive 6,346 shares of the Series A Preferred Stock in exchange for their debt of $648,365, in the aggregate. Such shares, on conversion, will equal 5% of the equity and voting power of the company.

         The Agreement and Plan or Reorganization requires that SES Acquisition corp. and its subsidiaries have a minimum combined net worth of not less than $1,500,000.

         SES Acquisition Corp. is the sole stockholder of Sequentia1 Electronic Systems, Inc. which designs and manufacturers electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology. The operations of the Company subsequent to the stock exchange will be that of SES Acquisition Corp.

         During the 1997 year, the company was successful in obtaining through private placements, working capital aggregating $1,200,721, as well as proceeds of $348,808 from the exercise of stock warrants. However, no significant sales orders were received during the current year. During the same period, cash used in operating activities amounted to $1,911,615. As the Company had a beginning cash balance of $404,986, by year end only $34,566 of cash reserves were left. On October 15, 1997, the Company suspended its operations, pending its April 28, 1999 reorganization discussed above.

Results of Operations

         During the thirty-six month period from October 1. 1994 to September 30, 1997, the Registrant's revenues from sales aggregated to approximately $56,500 (inclusive of interest revenues) as contrasted to the cost and expenses of operations during this thirty-six month period aggregating approximately $6,775,700. Of these costs and expenses, research and development during this thirty-six month period aggregated approximately $3,338,600; selling, general and administrative expenses totaled approximately $3,092,300, and interest and amortization of debt cost aggregated approximately $152,700, for a total of $6,583,600. Included in the $3,092,300 were the bankruptcy administration costs of approximately $260,000, which cost should be non-recurring.

         The following is an analysis of the results of operations for the last three fiscal years ended September 30, 1997, 1996 and 1995.

For the Year Ended September 30, 1997

         During this annual period, the Registrant had commercial sales aggregating $24,308, principally for test orders. However, as discussed above, the Registrant was unable to overcome its working capital shortage and make a sustained sales effort that might have resulted in additional revenues. Research and development costs were $1.2 million versus $1.3 million in the prior year. These costs were necessitated by the continuing effort to refine the operation of the Chek/One, Chek/Ten, and Booking Station versions of its products. Selling, general and administrative expenses decreased $275,000 from $1,203,000 to $928,000, due to the down-sizing of the Company and resolution of prior issues requiring $120,000 of professional fees in prior years. Interest costs also decreased, as old obligations were substantially reduced in the current year. Due to the suspension of operations, in 1997 a charge of $191,983 was recorded to reflect a write-down of inventory and property and equipment to their estimated market values.

For the Year Ended September 30, 1996

         During this annual period, the Registrant had no sales revenue. The prior fiscal year, as noted below, had revenues of $268. Research and development costs were $1,358,059 as compared to the prior fiscal year of $751,437. These increased research and development costs were attributable to refining the operation of the Chek/One, attempting to achieve F.B.I. standards for the Chek/Ten, and manufacturing proto-types for the Chek/One, Chek/Ten and the Booking Station for "beta testing" by prospective customers. Selling, general and administrative costs for this fiscal year were $1,203,020 as contrasted to $701,246 in the prior fiscal year. The approximate $502,000 increase in these costs were in part attributable to having five additional full time employees plus five other employees who had worked for only part of the prior fiscal year. In addition, approximately $120,000 was paid in accounting and legal fees to enable the Registrant to update the disclosure and financial statements required under the S12 of the Securities Exchange Act for the three prior fiscal years and a four month stub period. The debt expense on the moneys owed to SIS Capital Corp. pursuant to the Second Amended Plan of Reorganization of $61,396 as compared to $62,985 in the prior year.

For the Year Ended September 30, 1995

         During the period, the Registrant had only $268 in sales revenues. Research and development was $751,437 as compared to the prior fiscal period of $760,549. The research and development costs were expended on development of the LPS-12 (now the Chek/One), the LPS-14 (now the Chek/Ten), and the Booking Station. Selling and general administration costs were $701,246 as compared to $788,329 for the year ended September 30, 1994.


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

          Not applicable

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Part III

Item 10. Directors and Executive Officers of the Registrant

         As more fully described in Part I., Item 1. and in the attached financial statements, on April 28, 1999, in a share exchange, with Trinity, a privately held Delaware corporation, the Company acquired all of the issued and outstanding shares, common and preferred, of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company. Effective upon the closing of the share exchange the current directors of the Registrant resigned and Messrs. Lewis S. Schiller, E. Gerald Kay and Joel Brown were appointed to the Board of Directors of the Registrant. At such time the officers of the Registrant also resigned and the Board of Directors appointed Lewis S. Schiller as Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Fred Zivitofsky as President and Grace Wnuk as Vice President and Secretary.

         The following sets forth information concerning the directors and executive officers of the registrant as of September 30, 1997.

Name                    Age     Position with the Company
----                    ---     -------------------------
Thomas T. Harding        58     President, Chief Executive Officer and Director
Gordon R. Molesworth     80     Secretary, Director
Seth M. Lukash           51     Director
Fred I. Sonnenfeld       70     Director

         Thomas T. Harding, President, Chief Executive Officer and Director. After a short period in November 1994 during which Mr. Harding was a marketing and management consultant to the Trustee, in December 1994 the Trustee with Bankruptcy Court approval appointed Mr. Harding as president of the Company. From 1979 to 1994, Mr. Harding was a marketing and management consultant to various corporate clients, among them the Company for the period from 1982 to 1990. Prior to 1979, Mr. Harding was a corporate vice-president and division manager with Perkin-Elmer (1976-1978), and division vice president of Litton Industries, Inc. (1972-1975). Mr. Harding holds a Bachelor of Science Degree in Electronics from the University of Scranton and he did graduate work at George Washington University in engineering administration.

         Gordon R. Molesworth, Secretary and Director. Mr. Molesworth was one of the leaders of the Company's Pre-Petition shareholders group and he was instrumental in partially funding the financing of Company, both Post-Petition and Post-Confirmation. He was appointed to the Board of Directors as a representative for the shareholders Pre-Petition, as well as for the new shareholders. Through his company, Molesworth Associates Inc., he also serves as communications consultant to the Company. He is the President of Molesworth Associates Inc., a communications and public relations consultancy located in Green Valley, Arizona, which has been in existence since 1959. Prior to 1990, Mr. Molesworth had been a consultant to the Company.

         Seth M. Lukash, Director. He is Chairman and Chief Executive Officer of Tridex Corporation, an electronic equipment manufacturer listed on the NASDAQ stock market. Mr. Lukash also serves as a Director for the following organizations Tanaka Capital Management, Inc., an investment advisory firm located in New York, NY, and JobDirect Inc., an Internet-based recruitment organization located in Greenwich, CT. Mr. Lukash is also the Chairman of the Connecticut Chapter of the American Electronics Association (AEA). He also is a Board Member of the AEA. He has had no prior connection with Company and was chosen by reason of his success with his own company.

         Fred I. Sonnenfeld, Director, is an attorney licensed to practice in the State of New York for over forty years. He is a partner in Sonnenfeld & Richman who are counsel to the Company. Between 1990 and January, 1993, Mr. Sonnenfeld's law firm was general counsel to the Company when his firm resigned such position. Mr. Sonnenfeld was one of three members of the committee for general unsecured creditors.

         All of the four directors of the Company as of September 30, 1997 were appointed as directors pursuant to the Bankruptcy Plan at its effective date of April 17 and were re-elected at the annual meeting of the Company on August 6, 1996. As of September 30, 1997 the only executive officers of the Company were Thomas T. Harding, President and Gordon R. Molesworth, Secretary. Mr. Harding also performed the functions of Treasurer, as required. While Mr. Molesworth's company, Molesworth Associates, Inc., received compensation as a consultant to the Company, only Mr. Harding is an employee of the Company. The non-employee directors each received options under a Director Stock Option Plan to purchase 75,000 shares of Common Stock at an exercise price of $2.375 per share, the market price on July 21, 1995, the date of the grant of the option. While the options granted to each non-employee director was 75,000 shares, only 37,500 shares were exercisable during the first year following the grant and thereafter, on each of the anniversary date of the grant options to purchase 12,500 shares became exercisable, provided the non-employee director was still a director of the Company. Upon their resignations in 1999, all of the directors options expired.

         Lewis Schiller was appointed as a director pursuant to the Bankruptcy Plan at its effective date of April 17, 1995 and was re-elected at the annual meeting of the Company on August 6, 1996. However, on October 21, 1996, Lewis Schiller resigned as a director of Company because of the pressure of other corporate business than that of the Company.
The vacancy created by Mr. Schiller's resignation was not filled.

         Executive officers of the Company serve at the pleasure of the Company's Board of Directors, or until the next annual meeting of the Board of Directors and until their respective successors have been elected and qualify. Directors serve until the next annual meeting of shareholders and until their respective successors have been elected and qualify.

Item 11. Executive Compensation

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company in excess of $100,000 during the fiscal years ended September 30, 1997, 1996 and 1995.

                                                                                                 Long-term Compensation
                                                                                                 ----------------------
                                                  Annual Compensation                 Awards                    Payouts
                                                  -------------------                 ------                    -------
                                                                     Other                 Securities    Long-term
                                Year Ended                           Annual    Restricted  Underlying     Incentive    All Other
                                September                           Compen-      Stock      Options/        Plan       Compen-
Name and Principal Position        30,        Salary       Bonus    sation       Awards       SARs        Payments      sation
---------------------------        ---        ------       -----    ------       ------       ----        --------      ------
Thomas T. Harding                  1997       $111,336          --      --           --         --              --           --
(Chief Executive Officer)          1996       $140,000       (2)--      --        (2)--         --              --           --
                                   1995 (1)   $ 70,000          --      --           --         --              --           --

Gordon R. Molesworth               1997             --          --      --           --         --              --           --
(Treasurer)                        1996          (3)--          --      --           --      (4)--              --           --
                                   1995          (3)--          --      --           --         --              --           --

(1)  Mr. Harding's employment commenced in April 1995.
(2) Pursuant to the Bankruptcy Plan, in January 1996 Mr. Harding received 115,000 shares of the Company's common stock for his worked performed during the bankruptcy proceedings.
(3) Pursuant to a written agreement with the Company made in April 1995, Mr. Molesworth's company, Molesworth Associates, Inc. was paid $4,000 per month plus expenses for consulting and public relations services it rendered to the Company.
(4) Under the Bankruptcy Plan, Mr. Molesworth received 250,000 A-Warrants and 150,000 C-Warrants for his services in reorganizing the Company and arranging for financing of the Company. He exercised 50,000 A-Warrants and 50,000 C-Warrants to receive 100,000 shares of Common Stock, which Mr. Molesworth gave to his children.

         Mr. Harding and the Company entered into an employment agreement which commenced on the confirmation of the Bankruptcy Plan (April 17, 1995). The employment agreement was automatically renewed on April 17, 1996 for one year and expired during April 1996. Subsequent to the agreements expiration, the Company extended the agreement on a month to month basis. His annual salary under the employment agreement was $140,000. As additional compensation to Mr. Harding, the employment agreement provided that he was to receive, and he did receive on January 5, 1996, without any payment on his part, 115,000 shares of the Common Stock, having a bid price of $1.875 per share. He also obtained an option to purchase 237,500 shares of the Common Stock at an exercise price equal to the "bid" price at the close of business on July 21, 1995 ($2 3/8 per share) in accordance with the Employee Stock Option Plan and which would expire July 21, 2005. The stock and the options were in discharge of options contemplated to be granted under the Bankruptcy Plan to Mr. Harding. Mr. Harding was reimbursed for all reasonable and necessary expenses which he incurred in the performance of his duties. The Company paid him in July 1995, the sum of $7,000 for relocating himself and his family to the New York City area. Apart from the right to participate as an employee in whatever employee benefit plans the Company shall afford to its employees, Mr. Harding receives no other benefits and compensation other than those set forth above.

         During the fiscal year ended September 30, 1996 Mr. Sonnenfeld's law firm received from the Company $91,125 in fees and was reimbursed by the Company $2,465.75 for disbursements. For the fiscal year ended September 30, 1995 his law firm received no fees from the Company.

Employee Stock Option Plan

         The Bankruptcy Plan provided for reservation of 225,000 shares of Common Stock to be issued under an Employee Stock Option Plan ("ESOP") to be adopted by the Board of Directors. Such an ESOP was adopted by the Board of Directors on July 21, 1995, except that the Directors increased the number of shares to 350,000. The ESOP was approved by the shareholders of the Company on August 6, 1996; the shareholders also ratified the options granted to employees prior to August 6, 1996. The ESOP provides for the granting of incentive stock options ("ISO"), non-qualified stock options, or both, which shall be determined by a Compensation Committee made up of non-employee members of the Company's Board of Directors. The prices of the options are to be determined by the Compensation Committee within certain guidelines, namely, for non-qualified stock options, the price per share may not be less than 85% of the "fair market value" on the date of the grant of the option and for ISOs, the price per share may not be less than 100% of the fair market value of a share on date of grant (and not less than 110% of the fair market value of a share for an employee who owns more than ten percent of the outstanding securities of the Company. The ESOP determines the fair market value of a Company's share by anyone of the following which are applicable: (i) the closing price on date of the grant as reported on a national securities exchange; (ii) the closing price on the date of the grant as reported by the National Association of Securities Dealers Automatic Quotation System; (iii) the average of the closing bid and asked prices on the date of the grant as reported in the over-the-counter market; and
(iv) and if none of the foregoing are extant, then by determination of the Compensation Committee.

As of September 30, 1997, the following ESOP options have been granted to officers and employees of the Company:

                                         Number of
                                          Shares            Option            Grant          Expiration
Name or Group                             Granted           Price             Date              Date
-------------                             -------           -----             ----              ----

Thomas T. Harding                         237,500           $2.375        July 25, 1995    July 21, 2005
All Employees (19 in Number)              308,000            (1)               (2)         July 21, 2005

(1)      Varying prices from a low of $1.75 to a high of $2.375.
(2)      Varying dates between July 25, 1995 through April 30, 1996.

         Options may be granted up to ten years from July 21, 1995, when the ESOP itself expires.

Non-Employee Directors' Stock Option Plan

         The Bankruptcy Plan provided for 125,000 A-Warrants to be issued to each of the non-employee directors. In July 1995, the directors of Registrant waived their rights to the A-Warrants and in lieu thereof adopted a Director Stock Option Plan ("DSOP"). At the annual shareholders' meeting held on August 6, 1996, the shareholders approved the DSOP as well as the options that had been granted thereunder to non-employee directors. The maximum number of shares of the Common Stock which shall be reserved for the DSOP options is 500,000 shares. The options under DSOP are effective for ten years from DSOP's effective date, July 21, 1995. Accordingly all DSOP options expire on July 21, 2005. DSOP is not an incentive stock option plan. As of September 30, 1997, there were three non-employee directors, namely, Messrs. Molesworth, Lukash, and Sonnenfeld who each have options to purchase 75,000 shares of Common Stock at the fair market value of the Common Stock as of July 21, 1995, which was $2.375 per share. Of the options to purchase 75,000 shares of Common Stock, only options to purchase 37,500 shares of Common Stock were exercisable during the first year of the grant. On each anniversary date after the grant, options to purchase 12,500 shares of Common Stock become exercisable, up to a total of 37,500 shares, provided the non-employee director is still a director on the Company's Board of Directors on each anniversary date. Accordingly, as of September 30, 1997, each of the non-employee directors have options to purchase 62,500 shares of Common Stock. Any new directors appointed or elected after the effective date are awarded option to purchase 25,000 shares of Common Stock at the fair market value of a share on the date of appointment or election. On each anniversary of the effective date the non-employee directors, if they are still in office shall be entitled to an option to purchase an additional 12,500 shares at the fair market value per share on such anniversary. Fair market value is determined in the same manner as the ESOP, except that if there is no market for the shares, then the Board of Directors in their discretion determine the price. Upon their resignations in 1999, all of the directors options expired.

          Options to purchase 50,000 shares, granted to Lewis Schiller, were vitiated upon his resignation on October 21, 1996. 401-K Plan

         Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three years ended September 30, 1997 the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Non-Management Persons Having More Than A 5% Interest In Registrant's Securities

         The following table sets forth information as of September 30, 1997 with respect to those persons who are not part of the Registrant's Management known to the Registrant to be the beneficial owner of more than five percent (5%) of Registrant's one class of voting securities, common stock ($.01 par value):

                                                 Number of     Percent of
Name and Address of Beneficial Owner            Shares Held      Class
------------------------------------            -----------      -----
PT. Dolak Permi (b)                               1,500,000        16%
Tampa Firemen's Fund                                540,120         6%

Management Security Ownership

         The following table sets forth information as of September 30, 1997 with respect to the beneficial holdings of Management with respect to the Common Stock and other options held:

                                                Number of
                                                 Shares
                                               Assuming the
                                  Number of    Exercise of    Percent of
Name                                Shares     All Options      Class
----                                ------     -----------      -----
Thomas T. Harding (a) (b)           116,237      353,737        3.75%
Gordon R. Molesworth (c)             48,491      451,203        4.79%
Seth Lukash (d)                          --       75,000          *
Fred I. Sonnenfeld (e)               14,500       89,500        1.00%

* - Less than 1 %.

a) Mr. Harding received 237,500 options to purchase 237,500 shares of the Company's New Common stock pursuant to his employment agreement and a stock option agreement. The option expires on July 25, 2005.

(b) 200,000 of Mr. Harding's shares were pledged to PT Dolak, however, as of the date of this report, such pledge has not been consummated.

(c) Mr. Molesworth received the following options and warrants:

1. 250,000 A-Warrants issued pursuant to the Plan exercisable at $1 per share expiring July 17, 2000 to purchase 250,000 shares;

2. 27,712 B-Warrants issued pursuant to the Plan exercisable at $2 per share expiring July 17, 2000 to purchase 27,712 shares;

3. 150,000 C-Warrants issued pursuant to the Plan exercisable at $.01 per share expiring April 17, 2000 to purchase 150,000 shares; and,

4. 75,000 share option granted pursuant to Directors Stock Option Plan ("DSOP") at $2.375 per share; only 62,500 shares were exercisable at September 30, 1997. Such options expired upon the director's resignation.

(d)  Mr. Lukash received an option to purchase 75,000 shares of New Common
Stock pursuant to the Directors Stock Option Plan, of which only 62,500 shares were exercisable at September 30, 1997. Such options expired upon the director's resignation.

(e) Mr. Sonnenfeld acquired his shares of the Common Stock as a general unsecured creditor under the Plan. In addition, as a director he received an option to purchase 75,000 shares of New Common Stock in accordance with the Directors Stock Option Plan upon approval by shareholders, of which only 62,500 shares were exercisable. at September 30, 1997. Such options expired upon the director's resignation.

Item 13.  Certain Relationships and Related Transactions

SIS Capital Corp. and Shareholder Alliance

         Pursuant to the Bankruptcy Plan, the Company owed SIS Capital Corp., a company for which Lewis S. Schiller was CEO and President, a principal sum of $1,067,000. As of September 30, 1997, there was owed $217,000 plus interest currently at 8% per annum. During April of 1998, Schiller negotiated a settlement whereby the Company was no longer required to repay said sum of $217,000.

Sale of Common Shares to PT Dolok Permai

         Unable to raise the capital financing contemplated under the Bankruptcy Plan from the Equity Lenders, the Company, on or about August 30, 1995, entered into a private placement agreement with PT. Dolak Permei (also known as P.T. Dolok Permai) ("Dolak"), an Indonesian company, totally independent of the Company, whereby the Company would sell 2,000,000 shares of Common Stock at a price of $1.00 per share for an aggregate price of $2,000,000. $1,000,000 of the $2,000,000 purchase price was paid in September, 1995, and thereafter the balance was to be paid in monthly installments of $100,000, commencing January 1, 1996. By March 1996, Dolak had purchased 1,100,000 shares for $1,100,000, at which time Dolak requested a deferral of the remaining purchases until June 1, 1996 when monthly purchases of 100,000 shares at $1 per share resumed. By December 2, 1996, Dolak had purchased the entire 2,000,000 shares of Common Stock for an aggregate price of $2,000,000. The shares issued to Dolak were sold in accordance with Regulation S promulgated under the Securities Act with a restriction barring sale one year from issue of each purchase of shares.

         In the Stock Purchase Agreement, Dolak represented to the Company that it was purchasing the shares for its own account or as fiduciary for one or more trusts, and that Dolak and each of the trusts are accredited investors within the meaning of Rule 501(a) of Regulation D promulgated under the Act.

         In October 1996, Dolak sold or transferred 500,000 shares of Common Stock to approximately fifty entities, and by the addresses listed for these entities and according to the representation of Dolak, each entity is a "non-U.S. persons" as that term is defined in Rule 902 (i) of Regulation S promulgated under the Securities Act of 1933, as amended.

Sale of Common Shares to Tampa Fund

         In May, 1996, the Fireman's and Policeman's Pension Fund of Tampa Florida ("Tampa Fund") authorized the conversion of the Promissory Note in the sum of $250,000 into 250,000 restricted shares of Common Stock. The Promissory Note was originally issued in November 1994 in exchange for a loan of $250,000 to the Company after approval by the United States Bankruptcy Court. Under the original conversion terms, the loan was to be converted into two and one-half(2 1/2%) percent of the equity at confirmation date which would have entitled the Tampa Fund to 75,000 shares of the Common Stock, or a price of over $3.00 per share. In order to have the conversion price be closer to market and to recognize the aid given by the Tampa Fund to the Company during the bankruptcy proceeding, the Board of Trustees amended the conversion right to $1.00 per share.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
      F-1       Report of Farber, Blicht & Eyerman, LLP Independent Certified
                 Accountants
   F-2 & F-3    Balance Sheets as of September 30, 1997 and 1996
   F-4 & F-5    Statements of Operations for the Fiscal Years Ended
                 September 30, 1997, 1996 and 1995
   F-6 - F-19   Statements of Stockholders' Equity
                 (Deficiency) for the Fiscal Years Ended September
                 30, 1997, 1996 and 1995
  F-20 - F-21   Statements of Cash Flows for the Fiscal Years Ended
                 December 31, 1997, 1996 and 1995
  F-22 - F-23   Consolidated Statement of Changes in Financial Position
  F-24 - F-40   Notes to Consolidated Financial Statements

2. Financial Statement Schedules
         None

3. Reports on Form 8-K
         None

4.      Exhibits
1       Certificate of Incorporation(1)
3.2     By-laws(1)
23      Consent of Independent Auditors
27      Financial Data Schedule.(2)
-------
(1) Filed as an exhibit to the Company's prior annual reports on Form 10-K and incorporated herein by reference.
(2) Filed only to the SEC in electronic format.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FINGERMATRIX, INC.

Date:    July 13, 1999                      /s/________________________________
                                               Lewis S. Schiller
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/________________          Chief Executive Officer and       July 13, 1999
Lewis S. Schiller            Chairman of the Board
                             (Principal Executive and
                             Accounting Officer)

/s/________________          President                         July 13, 1999
Fred Zivitofosky

/s/________________          Secretary and Vice-President      July 13, 1999
Grazyana B. Wnuk

/s/________________          Director                          July 13, 1999
Gerald Kay

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997, 1996 AND 1995

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                           Page Number
                                                           -----------
Auditor's Report                                               F-1

Balance Sheets                                              F-2 - F-3

Statements of Operations                                    F-4 - F-5

Statements of Stockholders' Equity (Deficiency in assets)   F-6 - F-19

Statements of Cash Flows                                   F-20 - F-21

Consolidated Statement of Changes in Financial Position    F-22 - F-23

Notes to Financial Statements                              F-24 - F-40

FARBER, BLICHT & EYERMAN, LLP
--------------------------------------------------------------------------------
Certified Public Accountants
255 Executive Drive, Suite 215           Telephone: (516) 576-7040
Plainview, NY 11803-1715                 Facsimile:  (516) 576-1232


 To the Board of Directors
  and Stockholders of
 Fingermatrix, Inc.
 Dobbs Ferry, NY

        We have audited the accompanying balance sheets of Fingermatrix, Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fingermatrix, Inc. as of September 30, 1997 and 1996, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1a and 2 to the financial statements, the Company is a development stage company that emerged from bankruptcy in April, 1995, generated no significant revenues in 1997 and 1996, and has limited working capital at September 30, 1997. In 1998, the Company suspended its operations and in April, 1999, its net tangible assets were acquired for $90,000 pursuant to a plan of reorganization and recapitalization, which included the acquisition of a controlling interest by another corporation. The operations of the Company subsequent to the change in control will be that of the acquiring corporation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements include a valuation adjustment for inventory and property and equipment as a result of these circumstances.


 Plainview, New York
 June 9, 1999

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS

                                                 1997         1996
                                                 ----         ----
 Current assets:
  Cash and cash equivalents                   $ 34,566     $404,986
  Inventories                                        -       78,870
  Prepaid insurance                            100,241       19,592
  Other receivables                                  -      111,084
  Other current assets                           3,179       26,166
                                              --------     --------
 Total current assets                          137,986      640,698
                                              --------     --------

 Property, plant and equipment - at cost:
   Equipment                                   179,996      206,281
   Leasehold improvements                       21,024       21,024
   Furniture and fixtures                       11,603       11,603
                                              --------     --------
                                               212,623      238,908
 Less allowances for:
  Depreciation and amortization                (95,150)     (64,600)
  Valuation                                    (27,473)           -
                                              --------     --------
                                                90,000      174,308
                                              --------     --------
 Other assets:
  Patents                                      241,533      241,533
  Less accumulated amortization                122,388      108,180
                                              --------     --------
                                               119,145      133,353
  Deposits                                           -       13,605
                                              --------     --------
                                               119,145      146,958
                                              --------     --------
 Total assets                                 $347,131     $961,964
                                              ========     ========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                                1997             1996
                                                ----             ----
Current liabilities:
 Accounts payable -  trade               $    194,983     $      1,291
 Accrued expenses                             119,142          126,459
 Notes payable                                500,000          504,839
                                         ------------     ------------
Total current liabilities                     814,125          632,589
                                         ------------     ------------
Comments, commitments and contingencies

Stockholders' equity
 (deficiency in assets):
  Common stock - $.01 par value:
   20,000,000 shares authorized;
   9,429,400 and 8,206,250 shares
   issued and outstanding                      94,294           82,062
  Additional paid in capital               61,993,172       60,452,875
  Deficit accumulated during
   the development stage                  (62,554,460)     (60,205,562)
                                         ------------     ------------
Stockholders' equity (deficiency
 in assets)                                  (466,994)         329,375
                                         ------------     ------------
Total liabilities and stockholders'
 equity (deficiency in assets)           $    347,131     $    961,964
                                         ============     ============


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     From Inception
                                                                                     (May 1976) to
                                                Years ended September 30,            September 30,
                                           1997            1996           1995         1997  (*)
                                           ----            ----           ----       -------------

Revenues:
 Sales and service contracts         $    24,308     $         -     $       268     $  3,457,058
 Interest income                           4,328          24,538           3,009        2,821,481
                                     -----------     -----------     -----------     ------------
     Total                                28,636          24,538           3,277        6,278,539
                                     -----------     -----------     -----------     ------------

Costs and Expenses:
 Cost of sales                                 -               -               -        2,008,190
 Write down of assets                    191,983               -               -        2,342,286
 Research and development              1,229,143       1,358,059         751,437       22,946,454
 Selling, general and
  administrative                         928,032       1,203,020         701,246       34,603,045
 Bankruptcy administration costs               -               -         260,038          714,092
 Interest and amortization
  of debt expense                         28,376          61,396          62,985          697,537
 Amortization of deferred
  compensation - stock options                 -               -               -        4,808,788
 Loss from investment in
  Unimark Credit Systems, Inc.                 -               -               -        1,145,768
 Liquidation damages                           -               -               -          702,118
                                     -----------     -----------     -----------     ------------
     Total costs and expenses          2,377,534       2,622,475       1,775,706       69,968,278
                                     -----------     -----------     -----------     ------------
Loss before extraordinary item        (2,348,898)     (2,597,937)     (1,772,429)    (63,689,739)
Extraordinary credit - gain on
 debt restructuring                            -               -       1,781,128        1,781,128
                                     -----------     -----------     -----------     ------------
Net income (loss)                    $(2,348,898)    $(2,597,937)    $     8,699     $(61,908,611)
                                     ===========     ===========     ===========     ============

(*) Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                   (Continued)


                                           Years ended September 30,
                                      1997           1996           1995
                                      ----           ----           ----
Loss per common share (*):
  Before extraordinary credit     $    (.26)     $    (.42)     $    (.93)
  Extraordinary credit                    -              -            .93
                                  ---------      ---------      ---------
Loss per common share             $    (.26)     $    (.42)     $       -
                                  =========      =========      =========

Weighted average number
 of shares outstanding (*)        9,075,433      5,843,633      1,907,431
                                  =========      =========      =========


(*) Retroactively adjusted to reflect reverse .07 for 1 stock split effected in April, 1996, concurrent with bankruptcy plan confirmation.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                                                Deficit
                                                    Common Stock                              Accumulated
                                        -----------------------------------   Additional      During the
                                                      Price       Par Value     Paid in       Development
                                        Shares      Per Share       Total       Capital          Stage              Total
                                        ------      ---------       -----       -------          -----              -----
Balance (at inception)
Common stock issued for cash            564,458     $ .20 to      $ 11,289     $  190,998     $         -     $     202,287
                                                     2.00
Common stock issued for assets          691,500       .17           13,830        103,206               -           117,036
Net loss for the year                         -         -                -              -        (274,349)         (274,349)
                                      ---------     --------      --------     ----------     -----------       -----------
Balance at May 31, 1977(*)            1,255,958         -           25,119        294,204        (274,349)           44,974

Common stock issued upon
 conversation of debt                   222,250      2.00            4,445        440,055               -           444,500
Net loss for the year                         -         -                -              -        (230,254)         (230,254)
                                      ---------     --------      --------     ----------     -----------       -----------
Balance at May 31, 1978(*)            1,478,208         -           29,564        734,259        (504,603)          259,220

Common stock issued for cash            170,000      2.00            3,400        336,600               -           340,000
Common stock issued for services         31,250      2.00              625         61,875               -            62,500
Net loss for the year                         -         -                -              -        (967,640)          967,640)
                                      ---------     --------      --------     ----------     -----------       -----------
Balance at May 31, 1979(*)            1,679,458      2.00           33,589      1,132,734      (1,472,243)          305,920)

Common stock issued for
 liquidation damages                     32,964      2.00              659         65,269               -            65,928
Common stock issued for services         51,250      2.00            1,025        101,475               -           102,500
Common stock issued to
 noteholder for waiving
 default on note                          2,825      2.00               57          5,593               -             5,650
Common stock issued in payment
 of old debt                              1,000      2.00               20          1,980               -             2,000
Common stock issued upon
 conversion of debt                      88,393      2.83            1,769        248,231               -           250,000
Net loss for the year                         -         -                -              -      (1,221,278)       (1,221,278)
                                      ---------                   --------     ----------     -----------       -----------
Balance at May 31, 1980(*)            1,855,890         -         $ 37,119     $1,555,282     $(2,693,521)      $(1,101,120)
                                      ---------                   --------     ----------     -----------       -----------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                                                Deficit
                                                    Common Stock                              Accumulated
                                        -----------------------------------   Additional      During the
                                                      Price       Par Value     Paid in       Development
                                        Shares      Per Share       Total       Capital          Stage              Total
                                        ------      ---------       -----       -------          -----              -----
Balance at May 31, 1098 (*)           1,855,890         -         $ 37,119     $1,555,282     $(2,693,521)     $(1,101,120)

Common stock issued in public
 offering                               500,000     $ 4.00          10,000      1,990,000               -        2,000,000

Common stock issued upon
 exercise of warrants                   339,353       3.00           6,787      1,011,272               -        1,018,059
Common stock issued upon
 recapitalization of debt               594,275       2.21 to       11,885        613,683               -          625,568
                                                      3.00
Common stock issued for services         18,000       2.00             360         35,640               -           36,000
Common stock and warrants issued
 under settlement of lawsuit             26,875       8.00             538        424,462               -          425,000

Net loss for the year                         -          -               -              -      (1,614,141)      (1,614,141)
                                      ---------     --------      --------     ----------     -----------      -----------
Balance at May 31, 1981(*)            3,334,393          -          66,689      5,630,339      (4,307,662)       1,389,366

Common stock issued upon
 exercise of warrants                   430,201       2.00 to        8,605      1,231,394               -        1,239,999
                                                      4.00
Warrants issued for services at
 an exercise price less than
 market value                                 -          -               -         50,000               -           50,000
Common stock issued for services         14,500       3.05 to          288         55,339               -           55,627
                                                      4.42
Common stock issued under
 settlement of lawsuit                   16,241          -             325           (325)              -                -

Net loss for the year                         -          -               -              -      (1,588,610)      (1,588,610)
                                      ---------                   --------     ----------     -----------      -----------
Balance at May 31, 1982(*)            3,795,335          -        $ 75,907     $6,966,747     $(5,896,272)     $ 1,146,382
                                      ---------                   --------     ----------     -----------      -----------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                                                      Deficit
                                                         Common Stock                               Accumulated
                             Convertible      -----------------------------------   Additional      During the
                              Preferred                     Price       Par Value     Paid in       Development
                                Stock         Shares      Per Share       Total       Capital          Stage              Total
                                -----         ------      ---------       -----       -------          -----              -----
Balance at May 31,
 1982(*)                       $      -     3,795,335           -       $ 75,907     $ 6,966,747     $(5,896,272)     $1,146,382

Preferred stock and
 warrants issued in
 a public offering                6,600             -           -              -       5,464,995               -       5,471,595
Common stock issued
 upon exercise of
 stock appreciation
 rights                               -        28,974           -            579         337,547               -         338,126
Common stock issued
 upon exercise of
 warrants                             -       549,126       $2.00 to      10,982       1,705,279               -       1,716,261
                                                             4.80
Common stock issued
 upon conversion of
 preferred stock                 (4,171)      834,100           -         16,682         (12,511)              -               -
Warrants issued to an
 employee at an
 exercise price less
 than market value                    -             -           -              -           5,000               -           5,000
Common stock issued in
 payment of debt                      -        74,837        3.87          1,497         289,647               -         291,144
Warrants issued in
 payment of debt                      -             -           -              -         121,184               -          121,184
Net loss for the year                 -             -           -              -               -      (2,899,728)      (2,899,728)
                               --------     ---------                  ---------     -----------     -----------       ----------
Balance at May 31, 1983(*)     $  2,429     5,282,372                  $ 105,647     $14,877,888     $(8,796,000)      $6,189,964
                               --------     ---------                  ---------     -----------     -----------       ----------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                                                      Deficit
                                                         Common Stock                               Accumulated
                             Convertible      -----------------------------------   Additional      During the
                              Preferred                     Price       Par Value     Paid in       Development
                                Stock         Shares      Per Share       Total       Capital          Stage              Total
                                -----         ------      ---------       -----       -------          -----              -----
Balance at May 31, 1983(*)     $  2,429     5,282,372                  $ 105,647     $14,877,888     $(8,796,000)      $6,189,964

Convertible preferred stock
 issued upon exercise of
 warrants                           233             -           -              -         278,768               -          279,001
Common stock issued upon
 exercise of warrants                 -       154,531       $2.00 to       3,091         516,899               -          519,990
                                                             5.00
Common stock issued upon
 conversion of preferred
 stock                             (627)      125,394           -          2,508          (1,881)              -                -
Warrants issued for cash                            -           -              -               -           5,000            5,000
Compensation expense
 relating to stock
 appreciation rights                  -             -           -              -         355,500               -          355,500
Preferred cash dividends
 paid $1.00 per share                 -             -           -              -        (224,747)              -         (224,747)
Net loss for the year                 -             -           -              -               -      (4,002,829)      (4,002,829)
                               --------      --------                  ---------     -----------    ------------     ------------
Balance at May 31, 1984(*)        2,035     5,562,297                    111,246      15,807,427     (12,798,829)       3,121,879

Convertible preferred stock
 issued upon exercise of
 warrants                           193             -            -             -         229,307               -          229,500
Common stock issued upon
 exercise of warrants                 -        44,437         2.75 to        889         244,238               -          245,127
                                                              5.00
Common stock issued upon con-
 version of preferred stock        (758)      151,546            -         3,031          (2,273)              -                -
Warrants issued for cash              -             -            -             -          12,000               -           12,000
Compensation expense
 relating to waiver of
 stock appreciation rights            -             -            -             -         230,675               -          230,675
Common stock issued in
 private offering                     -       383,164            -         7,663       1,727,709               -        1,735,372
Net loss for the year                 -             -            -             -               -      (3,380,834)      (3,380,834)
                               --------     ---------                  ---------     -----------    ------------      -----------
Balance at May 31, 1985(*)     $  1,470     6,141,444                  $ 122,829     $18,249,083    $(16,179,663)     $ 2,193,719
                               --------     ---------                  ---------     -----------    -------------     -----------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                        Common Stock
                                           Convertible      -----------------------------------
                                            Preferred                     Price       Par Value
                                              Stock         Shares      Per Share       Total
                                              -----         ------      ---------       -----
Balance at May 31, 1985(*)                  $ 1,470         6,141,444    $    -        $ 122,829
Common stock issued upon conversion
 of preferred stock                             (97)           19,308         -              386
Common stock issued upon exercise of
 warrants                                         -           473,541      .75 to          9,471
                                                                          7.00
Common stock issued in private offering           -           855,600     5.00 to         17,112
                                                                          6.00
Common stock issued in payment of debt            -            43,228     6.76               865
Issuance of stock options for 300,000
 shares                                           -                 -        -                 -
Amortization of deferred compensation
 stock options                                    -                 -        -                 -
Net loss for the year                             -                 -        -                 -
                                            -------         ---------    --------      ---------
Balance at May 31, 1986 (*)                   1,373         7,533,121        -           150,663

Common stock issued upon conversion
 of preferred stock                            (250)           50,128        -             1,002
Common stock issued upon exercise of
 warrants                                         -           283,097     4.25 to          5,662
                                                                          6.75
Common stock issued upon exercise of
 stock options                                    -             3,000     6.00                60
Common stock issued in payment of debt            -            86,116     3.00 to          1,722
                                                                          5.25
Amortization of deferred compensation
 - stock options                                  -                 -        -                 -
Net loss for the year                             -                 -                          -
                                            -------         ---------                  ---------
Balance at May 31, 1987 (*)                 $ 1,123         7,955,462                  $ 159,109
                                            -------         ---------                  ---------
                                                                                     (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1985(*)                 $18,249,083     $(16,179,663)    $         -       $ 2,193,719
Common stock issued upon conversion
 of preferred stock                               (289)               -               -                 -
Common stock issued upon exercise of
 warrants                                    1,789,543                -               -         1,799,014

Common stock issued in private offering      3,974,553                -               -         3,991,665

Common stock issued in payment of debt         290,923                -               -           291,788
Issuance of stock options for 300,000
 shares                                      1,912,500                -      (1,912,500)                -
Amortization of deferred compensation
 stock options                                       -                -          63,750            63,750
Net loss for the year                                -       (3,223,374)              -        (3,223,374)
                                           -----------     ------------     -----------        ----------
Balance at May 31, 1986 (*)                 26,216,313      (19,403,037)     (1,848,750)        5,116,562

Common stock issued upon conversion
 of preferred stock                               (752)               -               -                 -
Common stock issued upon exercise of
 warrants                                    1,197,060                -               -         1,202,722

Common stock issued upon exercise of
 stock options                                  17,940                -               -            18,000
Common stock issued in payment of debt         181,505                -               -           183,227

Amortization of deferred compensation
 - stock options                                     -                -         382,500           382,500
Net loss for the year                                -       (4,340,962)              -        (4,340,962)
                                           -----------     ------------     -----------        ----------
Balance at May 31, 1987 (*)                $27,612,066     $(23,743,999)    $(1,466,250)       $2,562,049
                                           -----------     ------------     -----------        ----------
                                                                                              (concluded)

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                       Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at May 31, 1987(*)                  $ 1,123       7,955,462      $   -         $ 159,109

Common stock issued upon
 conversation of rights                           -       2,649,681      $5.00            52,994
Common stock issued upon
 exercise of warrants                             -         450,164       4.64             9,003
Common stock issued upon conversation
 of preferred stock                             (64)         12,776          -               256
Issuance of warrants for 893,000
 shares (net of retirement of
 warrants and options for 446,500
 shares)                                          -               -          -                 -
Amortization of deferred
 compensation - stock options                     -               -          -                 -

Net loss for the year                             -               -                            -
                                            -------      ----------                    ---------
Balance at May 31, 1988 (*)                   1,059      11,068,083                      221,362

Amortization of deferred
 compensation - stock options                     -               -          -                 -

Net loss for the year                             -               -                            -
                                            -------      ----------                   ----------
Balance at May 31, 1989 (*)                 $ 1,059      11,068,083                   $  221,362
                                            -------      ----------                   ----------
                                                                                      (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1987(*)                 $27,612,066     $(23,743,999)    $(1,466,250)      $ 2,562,049

Common stock issued upon
 conversation of rights                     11,876,291                -               -        11,929,285
Common stock issued upon
 exercise of warrants                        2,014,610                -               -         2,023,613
Common stock issued upon conversation
 of preferred stock                               (192)               -               -                 -
Issuance of warrants for 893,000
 shares (net of retirement of
 warrants and options for 446,500
 shares)                                     1,724,062                -      (1,262,712)          461,350
Amortization of deferred
 compensation - stock options                        -                -         439,336           439,336

Net loss for the year                                -       (5,786,170)              -        (5,786,170)
                                         -------------     ------------     -----------       -----------
Balance at May 31, 1988 (*)                 43,226,837      (29,530,169)     (2,289,626)       11,629,463

Amortization of deferred
 compensation - stock options                        -                -         801,997           801,997

Net loss for the year                                -       (6,004,883)              -        (6,004,883)
                                           -----------     ------------     -----------       -----------
Balance at May 31, 1989 (*)                $43,226,837     $(35,535,052)    $(1,487,629)      $ 6,426,577
                                           -----------     ------------     -----------       -----------
                                                                                              (concluded)

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                      Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at May 31, 1989(*)                  $ 1,059       11,068,083     $   -         $221,362

Common stock issued upon exercise
 of employee incentive stock options              -            8,300       1.25             166
Common stock issued upon exercise
 of warrants                                      -          200,000        .50           4,000
Common stock issued upon conversion
 of preferred stock                            (962)         192,328          -           3,847
Common stock issued in lieu of
 accumulated dividends on preferred
 stock                                            -          257,100       2.03           5,142
Common stock issued for the purchase
 of Unimark                                       -          280,000       1.33           5,600
Common stock returned from escrow                 -           (1,884)         -             (38)
Common stock issued in private offering           -        1,150,000       1.00          23,000
Common stock issued in payment of debt            -          189,874       2.36           3,797
Common stock issued in connection with
 a loan to the  Company                           -           10,000       1.00             200
Amortization of deferred compensation -
 stock options                                    -                -          -               -
Net loss for the year                             -                -                          -
                                           --------       ----------                   --------
Balance at May 31, 1990 (*)                $     97       13,353,801                   $267,076
                                           --------       ----------                   --------
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1989(*)                 $43,226,837     $(35,535,052)    $(1,487,629)      $ 6,426,577

Common stock issued upon exercise
 of employee incentive stock options            10,209                -               -            10,375
Common stock issued upon exercise
 of warrants                                    96,000                -               -           100,000
Common stock issued upon conversion
 of preferred stock                             (2,885)               -               -                 -
Common stock issued in lieu of
 accumulated dividends on preferred
 stock                                         516,610         (521,752)              -                 -
Common stock issued for the purchase
 of Unimark                                    365,400                -               -           371,000

Common stock returned from escrow                   38                -               -                 -
Common stock issued in private offering      1,127,000                -               -         1,150,000
Common stock issued in payment of debt         444,287                -               -           448,084
Common stock issued in connection with
 a loan to the Company                          9,800                 -               -            10,000

Amortization of deferred compensation -
 stock options                                      -                 -         801,995           801,995
Net loss for the year                               -        (7,581,322)              -        (7,581,322)
                                           -----------     ------------     -----------       -----------
Balance at May 31, 1990 (*)                $45,793,296     $(43,638,126)    $  (685,634)      $ 1,736,709
                                           -----------     ------------     -----------       -----------
                                                                                              (concluded)

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                      Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at May 31, 1990 (*)                    $97       13,353,801      $     -       $267,076

Common stock issued upon
 exercise of employee
 incentive stock options                         -            6,816         1.25            136
Common stock issued upon
 conversion of preferred stock                  (1)             300            -              6
Common stock issued upon
 conversion of preferred stock                   -        1,000,000         1.00         20,000
Common stock issued in private
 offering                                        -          700,000  .50 to 1.00         14,000
Common stock issued in payment
 of debt                                         -          100,525         1.22          2,010
Amortization of deferred
 compensation - stock options                    -                -            -              -

Net loss for the year                            -                -                           -
                                               ---       ----------                    --------
Balance at May 31, 1991 (*)                    $96       15,161,442                    $303,228
                                               ---       ----------                    --------
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1990 (*)                $45,793,296     $(43,638,126)     $ (685,634)      $ 1,736,709

Common stock issued upon
 exercise of employee
 incentive stock options                         8,384                -               -             8,520
Common stock issued upon
 conversion of preferred stock                      (5)               -               -                 -
Common stock issued upon
 conversion of preferred stock                 980,000                -               -         1,000,000
Common stock issued in private
 offering                                      386,000                -               -           400,000
Common stock issued in payment
 of debt                                       120,307                -               -           122,317
Amortization of deferred
 compensation - stock options                        -                -         685,634           685,634

Net loss for the year                                -       (3,463,900)              -        (3,463,900)
                                           -----------     ------------      ----------       -----------
Balance at May 31, 1991 (*)                $47,287,982     $(47,102,026)     $        -       $   489,280
                                           -----------     ------------      ----------       -----------
                                                                                              (concluded)

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                      Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at May 31, 1991 (*)                 $   96       15,161,442      $     -       $303,228

Common stock issued upon
 exercise of employee
 incentive stock options                         -            5,000         1.25            100
Common stock issued upon
 conversion of preferred stock                (299)         149,450            -          2,989
Preferred stock issued in public
 offering (net of registration costs)        3,165                -            -              -
Preferred stock issued in private
 offering                                      794                -            -              -
Common stock issued in private
 offering                                        -        1,022,870   50 to 1.25         20,459
Common stock issued in payment
 of debt                                         -           24,475         1.75            489
Preferred cash dividends paid                    -                -            -              -
Issuance of stock options for
 2,344,000 shares                                -                -            -              -
Amortization of deferred
 compensation - stock options                    -                -            -              -

Net loss for the year                            -                -                           -
                                            ------       ----------                    --------
Balance at May 31, 1992 (*)                 $3,756       16,363,237                    $327,265
                                             ------      ----------                    --------
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1991 (*)                $47,287,982     $(47,102,026)     $         -      $   489,280

Common stock issued upon
 exercise of employee
 incentive stock options                         6,150                -                -            6,250
Common stock issued upon
 conversion of preferred stock                 (23,690)               -                -                -
Preferred stock issued in public
 offering (net of registration costs)        2,683,356                -                -        2,686,521
Preferred stock issued in private
 offering                                      793,206                -                -          794,000
Common stock issued in private
 offering                                      900,412                -                -          920,871
Common stock issued in payment
 of debt                                        42,342                -                -           42,831
Preferred cash dividends paid                 (233,940)               -                -         (233,940)
Issuance of stock options for
 2,344,000 shares                            3,513,000                -       (3,513,000)               -
Amortization of deferred
 compensation - stock options                        -                -          190,000          190,000

Net loss for the year                                -       (3,334,190)               -       (3,334,190)
                                           -----------     ------------      -----------      -----------
Balance at May 31, 1992 (*)                $54,989,818     $(50,436,216)     $(3,323,000)     $ 1,561,623
                                           -----------     ------------      -----------      -----------
                                                                                              (concluded)

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                      Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at May 31, 1992 (*)                 $ 3,756      16,363,237      $    -       $ 327,265

Common stock issued
 upon conversion of
 preferred stock                               (191)         95,530           -           1,910

Common stock issued
 in private offering                              -          95,500        1.00           1,910

Common stock issued
 to employees in lieu
 of bonuses                                       -         257,000         .44           5,140

Amortization of deferred
 compensation - stock
 options                                          -               -           -               -

Deferred compensation
 stock options voided                             -               -           -               -

Net loss for the year                             -               -                           -
                                            -------      ----------                   ---------
Balance at May 31, 1993                     $ 3,565      16,811,267                   $ 336,225
                                            -------      ----------                   ---------
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1992 (*)                $54,989,818     $(50,436,216)     $(3,323,000)     $ 1,561,623

Common stock issued
 upon conversion of
 preferred stock                                (1,719)               -                -                -

Common stock issued
 in private offering                            93,590                -                -           95,500

Common stock issued
 to employees in lieu
 of bonuses                                    107,940                -                -          113,080

Amortization of deferred
 compensation - stock
 options                                             -                -          649,176          649,176

Deferred compensation
 stock options voided                         (455,842)               -          455,842                -

Net loss for the year                                -       (3,671,988)               -       (3,671,988)
                                           -----------      ------------     -----------      -----------
Balance at May 31, 1993                    $54,733,787      $(54,108,204)    $(2,217,982)     $(1,252,609)
                                           -----------      ------------     -----------      -----------
                                                                                              (concluded)

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                      Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at May 31, 1993                     $ 3,565       16,811,267        $                 $ 336,225

Amortization of deferred
 compensation stock options                       -                -                                  -

Net loss for the four
 months ended September 30, 1993                  -                -                                  -
                                            -------       ----------                          ---------
Balance, September 30, 1993                   3,565       16,811,267                            336,225

Amortization of deferred
 compensation stock options                      -                 -                                  -

Net loss for the year                            -                 -                                  -
                                           -------        ----------                          ---------
Balance at September 30, 1994              $ 3,565        16,811,267                          $ 336,225
                                           -------        ----------                          ---------
                                                                                            (continued)

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at May 31, 1993                    $54,733,787     $(54,108,204)     $(2,217,982)     $(1,252,609)

Amortization of deferred
 compensation stock
 options                                             -                -          198,600          198,600

Net loss for the four
 months ended September 30,
 1993                                                -         (903,462)               -         (903,462)
                                           -----------     ------------      -----------      -----------
Balance, September 30, 1993                 54,733,787      (55,011,666)      (2,019,382)      (1,957,471)

Amortization of deferred
 compensation stock options                          -                -          595,800          595,800

Net loss for the year                                -       (2,604,658)               -       (2,604,658)
                                           -----------     ------------      -----------      -----------
Balance at September 30, 1994              $54,733,787     $(57,616,324)     $(1,423,582)     $(3,966,329)
                                           -----------     ------------      -----------      -----------
                                                                                              (concluded)


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                      Common Stock
                                           Convertible    -------------------------------------
                                            Preferred                     Price       Par Value
                                              Stock       Shares        Per Share       Total
                                              -----       ------        ---------       -----
Balance at September 30, 1994               $ 3,565      16,811,267      $    -        $ 336,225

Bankruptcy reorganization
 transactions:
  Cancellation of old shares                 (3,565)    (16,811,267)          -         (336,225)
  Issuance of new shares to
   holders of old shares and
   unsecured pre-petition
   creditors                                      -       1,472,738           -           14,727
  Shares issued as additional
   consideration for settle-
   ment of post-petition
   financing                                      -         150,000           -            1,500
  Shares issued in exchange for
   convertible note                               -         250,000        1.00            2,500
  Cancellation of deferred
   compensation stock options                     -               -           -                -
  Shares issued in connection
   with settlement of litigation)                 -          78,098        4.62              781
  Shares issued to new share-
   holders in exchange for cash
   investment                                     -         300,000        1.60            3,000
Other transactions:
 Stock warrants exercised                         -         694,568     various            6,946
 Shares issued pursuant to
  a private placement                             -       1,000,000        1.00           10,000
Net income for the year                           -               -                            -
                                            -------      ----------                    ---------
Balance at September 30, 1995               $     -       3,945,404                    $  39,454
                                            -------      ----------                    ---------
                                                                                     (continued)

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                Deficit
                                                              Accumulated
                                             Additional       During the       Common
                                              Paid in         Development       Stock
                                              Capital            Stage         Options             Total
                                              -------            -----         -------             -----
Balance at September 30, 1994              $54,733,787     $(57,616,324)     $(1,423,582)     $(3,966,329)

Bankruptcy reorganization
 transactions:
  Cancellation of old shares                   339,790                -                -                -
  Issuance of new shares to
   holders of old shares and
   unsecured pre-petition
   creditors                                   (14,727)               -                -                -
  Shares issued as additional
   consideration for settle-
   ment of post-petition
   financing                                    (1,500)               -                -                -
  Shares issued in exchange for
   convertible note                            247,500                -                -          250,000
  Cancellation of deferred
   compensation stock options               (1,423,582)               -        1,423,582                -
  Shares issued in connection
   with settlement of litigation)              359,667                -                -          360,448
  Shares issued to new share-
   holders in exchange for cash
   investment                                  477,463                -                -          480,463
Other transactions:
 Stock warrants exercised                      703,765                -                -          710,711
 Shares issued pursuant to
  a private placement                          990,000                -                -        1,000,000
Net income for the year                              -            8,699                -            8,699
                                           -----------     ------------      -----------      -----------
Balance at September 30, 1995              $56,412,163     $(57,607,625)     $         -      $(1,156,008)
                                           -----------     ------------      -----------      -----------
                                                                                              (concluded)


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                                                                Deficit
                                                    Common Stock                              Accumulated
                                        -----------------------------------   Additional      During the
                                                      Price       Par Value     Paid in       Development
                                        Shares      Per Share       Total       Capital          Stage              Total
                                        ------      ---------       -----       -------          -----              -----
Balance at September 30, 1995         3,945,404                   $ 39,454     $56,412,163     $(57,607,625)     $(1,156,008)
                                      ---------                   --------     -----------     ------------      -----------

Issuance of shares to holders
 of old preferred shares                142,856           -          1,429          (1,429)               -                -

Shares issued as reimbursement
 for professional fees incurred
 by Stockholders' Alliance               62,032        1.75            620         107,936                -          108,556

Shares issued in exchange for
 convertible note                       250,000        1.00          2,500         247,500                -          250,000

Shares issued in lieu of
 employee bonuses                       143,787       $2.25 to       1,438         324,404                -          325,842
                                                      $2.00

Stock warrants exercised              3,162,071       $ .01 to      31,621       2,867,301                -        2,898,922
                                                      $2.00

Shares issued pursuant to a
 private placement                      500,000       $1.00          5,000         495,000                -          500,000

Net loss for the year                         -                          -               -       (2,597,937)      (2,597,937)
                                      ---------                   --------     -----------     ------------      -----------
Balance at September 30, 1996         8,206,150                   $ 82,062     $60,452,875     $(60,205,562)     $   329,375
                                      ---------                   --------     -----------     ------------      -----------


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1997

                                                    Common Stock
                                        -----------------------------------   Additional      Development
                                                      Price       Par Value     Paid in          Stage
                                        Shares      Per Share       Total       Capital         Deficit            Total
                                        ------      ---------       -----       -------         -------            -----
Balance, September 30, 1996           8,206,150                    $82,062    $60,452,875     $(60,205,562)    $  329,375

Warrants exercised                      174,779   $.01 to 2.00       1,747        347,061                -        348,808

Shares issued as
 reimbursement for
 professional fees incurred
 by stockholders' alliance                1,714       $1.75             17          2,983                -          3,000
Shares issued pursuant to
 private placement                      500,000       $1.00          5,000        495,000                -        500,000

Shares issued pursuant to
 Regulation S offering                  361,275       $1.30          3,613        465,587                -        469,200

Shares issued pursuant
 Regulation D offering                  185,482       $1.25          1,855        229,666                -        231,521

Net loss for the year                         -                          -              -       (2,348,898)    (2,348,898)
                                      ---------                    -------    -----------     ------------     ----------
Balance, September 30, 1997           9,429,400                    $94,294    $61,993,172     $(62,554,460)    $ (466,994)
                                      =========                    =======    ===========     ============     ==========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                 Years ended September 30,                      From June 1, 1988
                                                     --------------------------------------------------         to September 30,
                                                       1997                 1996                 1995                1997(*)
                                                       ----                 ----                 ----                -------
Cash flows from operating activities:
  Loss before extraordinary credit                 $(2,348,898)         $(2,597,937)         $(1,772,429)         $(34,283,667)
  Extraordinary credit                                       -                    -            1,781,128             1,781,128
                                                   -----------          -----------          -----------          ------------
Net income (loss)                                   (2,348,898)          (2,597,937)               8,699           (32,502,539)
                                                   -----------          -----------          -----------          ------------
Adjustments to reconcile net income
 (loss) to net cash used in
 operating activities:
  Extraordinary credit - gain on
   debt restructuring                                        -                    -           (1,781,128)           (1,781,128)
  Depreciation and amortization                         74,538               45,104               20,811             1,275,724
  Amortization of deferred compensation
   stock options                                             -                    -                    -             3,923,202
  Write-off of certain assets                          106,343                    -                    -               363,904
  Allowance for doubtful accounts                            -                    -                    -                70,354
  Gain on sale of property and equipment                     -                    -                    -                  (500)
  Loss from Unimark Credit System, Inc.                      -                    -                    -               470,374
  Settlement of liabilities in
   exchange for common stock                             3,000              131,773                    -               299,921

Changes in assets and liabilities:
 Decrease in accounts receivable                             -                    -                    -                17,429
 Decrease in interest receivable                             -                    -                    -               364,055
 (Increase) decrease in loans receivable
  from employees                                             -                    -                    -                 8,459
 Increase in inventory                                       -              (78,870)                   -             1,506,033
 (Increase) decrease in prepaid expenses
  and other current assets                              53,422              (27,362)             (14,461)              130,368
 (Increase) decrease in deposits                        13,605                 (800)               1,900                     -
 (Decrease) increase in accounts
  payable                                              193,692              (33,674)             (14,147)            2,002,591
 (Decrease) increase in accrued
  expenses                                              (7,317)            (548,593)             541,117               885,192
                                                   -----------          -----------          -----------          ------------
Total adjustments                                      437,283             (512,422)          (1,245,908)            9,535,978
                                                   -----------          -----------          -----------          ------------
Net cash used in operating activities               (1,911,615)          (3,110,359)          (1,237,209)          (22,969,561)
                                                   -----------          -----------          -----------          ------------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                 Years ended September 30,                      From June 1, 1988
                                                     --------------------------------------------------         to September 30,
                                                       1997                 1996                 1995                1997(*)
                                                       ----                 ----                 ----                -------
Cash flows from investing activities:
  Expenditures for property and equipment          $    (3,495)         $  (193,383)         $   (15,185)          $  (337,736)
  Expenditures for patents                                   -              (17,148)                   -              (203,661)
  Proceeds from sale of property and
   equipment                                                 -                    -                    -                 3,500
  Payment for covenant not to compete                        -                    -                    -              (100,000)
  Investment in Unimark Credit System,Inc.                   -                    -                    -              (111,333)
                                                   -----------          -----------          -----------           -----------

Net cash used in investing activities                   (3,495)            (210,531)             (15,185)             (749,230)
                                                   -----------          -----------          -----------           -----------

Cash flows from financing activities:
 Payment from (to) restricted cash account                   -               31,825              (31,825)                    -
 Payments to creditors as part of
  debt restructuring                                   (87,839)            (663,823)            (446,124)           (1,197,786)
 Proceeds from notes payable                           400,000                    -              575,954             3,160,811
 Proceeds from shares issued, pursuant
  to private placements                              1,200,721              500,000            1,480,463             6,654,635
 Repayment of notes payable                           (317,000)                   -                    -              (317,000)
 Proceeds from exercise of stock
  warrants and options                                 348,808            2,790,297              710,711             3,974,962
 Payments under capitalized leases                           -                    -                    -               (50,109)
 Payment of dividends                                        -                    -                    -              (233,940)
 Proceeds from public offering                               -                    -                    -             2,686,521
 Payments from employee                                      -                    -               17,225                27,225
                                                   -----------          -----------          -----------           -----------

Net cash flows provided by financing
 activities                                          1,544,690            2,658,299            2,306,404            14,705,319
                                                   -----------          -----------          -----------           -----------

Net increase (decrease) in cash and
 cash equivalents                                     (370,420)            (662,591)           1,054,010            (9,010,472)
Cash and cash equivalents at beginning
 of period                                             404,986            1,067,577               13,567             9,450,024
                                                   -----------          -----------          -----------           -----------

Cash and cash equivalents at end of period         $    34,566          $   404,986          $ 1,067,577           $   439,552
                                                   ===========          ===========          ===========           ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                        $    32,538          $    73,071          $    35,691           $   149,318
                                                   ===========          ===========          ===========           ===========

Reference is made to Notes 2, 5, 7, 8, 9e and 9f relating to non-monetary issuances of common stock.

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                                 From inception
                                                                                 (May 1976) to
                                                                                 May 31, 1988(*)
                                                                                 ---------------
Use of funds:
 Operations:
 Net loss                                                                        $29,530,169
 Items not consuming working capital:
   Depreciation and amortization                                                  (1,267,675)
   Amortization of deferred compensation-stock options                              (885,586)
   Common stock and warrants issued under settlement of law suit                    (425,000)
   Write-off of certain fixed assets                                                (365,440)
   Write-off of certain patents                                                     (220,238)
   Stock appreciation rights                                                        (924,301)
                                                                                 -----------

Working capital consumed by operations                                            25,441,929

Expenditures for patent applications                                                 570,805
Acquisition of fixed assets                                                        1,547,222
Deferred compensation - stock options                                              3,175,212
Reclassification of test equipment from inventory to fixed assets                    633,319
Increase in deferred charges                                                         209,187
Common stock issued in connection with acquisition of fixed assets                    81,276
Common stock issued in connection with acquisition of patents                         25,115
Long-term debt converted into common stock                                           444,500
Payments and current maturities of long-term debt                                  1,506,173
Preferred dividends paid                                                             224,747
Loans receivable from employees                                                       80,897
                                                                                 -----------

Total funds consumed                                                              33,940,382
                                                                                  ----------
Sources of funds:
 Collections of loans receivable from employees                                       80,897
 Decrease in deferred charges                                                        100,418
 Increase in long-term debt                                                        1,950,672
 Issuances of common stock                                                        32,695,141
 Issuances of preferred stock                                                      5,976,001
 Proceeds from sale of warrants                                                       17,000
 Issuance of stock options                                                         3,636,562
                                                                                  ----------

Total funds provided                                                              44,456,691
                                                                                  ----------
Net increase in working capital                                                   10,516,309
Working capital - inception                                                                -
                                                                                  ----------
Working capital, May 31, 1988                                                    $10,516,309
                                                                                 ===========

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

                                   (Continued)

                                                                                 From inception
                                                                                 (May 1976) to
                                                                                 May 31, 1988(*)
                                                                                 ---------------
Changes in components of working capital:
 Increase in current assets:
  Cash                                                                           $ 9,045,038
  Accounts receivable                                                                 76,203
  Interest receivable                                                                364,055
  Loans receivable from employees                                                     37,264
  Inventory                                                                        1,584,903
  Prepaid expenses and other current assets                                          125,163
 (Increase) in current liabilities:
  Accounts payable                                                                  (456,779)
  Accrued expenses                                                                  (259,538)
                                                                                 -----------
Net increase in working capital                                                  $10,516,309
                                                                                 ===========

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies

         a.  Organization, history and basis of presentation

               The Company was incorporated in the State of New York in May, 1976. For the period from its inception through September 30, 1997, the Company has been in the development stage and, accordingly, has directed its efforts and resources to develop and prototype its development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September, 1995, at which date a Trustee was appointed. On March 31, 1996, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors.

               In April, 1999, an agreement and plan of reorganization was executed between the Company and The Trinity Group Inc. ("Trinity"). Trinity is affiliated with SIS Capital Corp. ("SIS")(Note 5). Said agreement enables Trinity to acquire from the Company shares of capital stock of the Company representing 85% of the equity and voting power of the Company in exchange for certain assets of Trinity and the stock of certain subsidiaries of Trinity. Concurrent with the execution of this agreement, a separate debt exchange agreement was executed. The agreements require Trinity to acquire the Company's furniture, fixtures and inventory, which had been seized by the Company's landlord and to contribute said assets to the Company and to provide facilities in its offices in which the Company may conduct its business. The Company will take the necessary steps to amend its certificate of incorporation, deliver to Trinity all the intellectual property of the Company, issue 635 shares of the Series A Preferred Stock to certain creditors and noteholders, issue 9,365 shares of the Series A Preferred Stock and 10,571,607 shares of the Company's common stock to Trinity.

               A second phase of the reorganization entailed, among other things, the conversion of the above-referenced 10,000 Series A Preferred Shares into 3,937,000 common shares. Shares of the common stock owned by the existing stockholders, as defined, will be converted into 500,000 shares of common stock, shares of the common stock owned by Trinity will be converted into 563,000 shares of common stock.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (continued)

         a. Organization, history and basis of presentation (continued)

               The financial statements have been prepared assuming that the Company will continue as a going concern which is dependent upon the successful completion of the Company's development program, generating sufficient sales to obtain profitable operations and its ability to obtain additional working capital or financing, if necessary. During the three years ended September 30, 1997, the Company had aggregate revenues of approximately $56,000 while incurring losses before extraordinary credits aggregating approximately $6,720,000 during the same period. Additionally, the Company has an accumulated deficit of approximately $62,554,000 as of September 30, 1997. The Company's recurring losses from operations and lack of sufficient working capital raise substantial doubt about the Company's ability to continue as a going concern (see Note 2).

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

         c.  Inventory valuation

               Inventories, consisting of raw materials only, have been valued at the lower of cost (first-in, first-out) or market. See Note 3.

         d.  Property and equipment

               The Company depreciates its property and equipment on the straight-line method over the estimated useful lives of the assets, which is generally five years. Leasehold improvements are amortized on the straight-line basis over the shorter of their estimated useful lives or the remaining lease term. Any gain or loss realized on disposition is recorded in operations at the time of the disposal. Expenditures for maintenance, repairs, renewal and betterments are reviewed by management and only those expenditures representing improvements to property and equipment are capitalized.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (continued)

         d.  Property and equipment (continued)

               In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each long-lived asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investment, the estimated useful or contractual life of the asset, the contract or product supporting the asset, and in the case of purchased technology and capitalized software development costs, the Company will periodically review the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. During fiscal 1997, the Company recorded long-lived asset impairment losses of $27,473, relating to property and equipment.

         e.  Research and development

               The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Accordingly, certain software development costs incurred will be capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts will be amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs will be charged to cost of product revenues and cost of services revenues. As testing of the Company's products has not been completed, no software development costs have been capitalized from inception through September 30, 1997. Research and development expenditures are charged to research and development in the period incurred and aggregated approximately $1,229,000, $1,358,000 and $751,000 for each of the three years ended September 30, 1997, 1996 and 1995, respectively.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (continued)

         f.  Patents and intangible assets

               The cost of obtaining patents is amortized on the straight-line method over 17 years. Patent application costs are deferred until a patent is received or the application is abandoned. The Company did not incur any patent application costs during the current year while for the year ended September 30, 1996, said costs aggregated $17,148. Costs incurred to maintain patents in good standing are expensed as incurred. Amortization of patent costs was $14,208, $13,219 and $15,815 for the years ended September 30, 1997, 1996 and 1995, respectively.

         g.  Revenue recognition

               The Company recognizes revenues from customers upon delivery and installation, subject to acceptance by the customer, of its systems. Service contract revenues are recognized as earned, pursuant to the terms of the contract.

         h.  Earnings (loss) per common share

               Earnings (loss) per common share is computed using the income
(loss) for the year adjusted for preferred dividends divided by the weighted average number of common shares outstanding during the respective periods. Retroactive effect has been given for all periods shown for the reverse .07 for 1 stock split effected April, 1996 concurrent with the bankruptcy plan confirmation. Common stock equivalents, convertible notes and convertible preferred stock outstanding, were not included in the computation, since the effect of their inclusion would be anti-dilutive or immaterial.

         i.  Cash equivalents and restricted cash

               Cash and cash equivalents generally consist of cash and money market instruments. These securities have original maturity dates not exceeding three months. Such investments are stated at cost which approximates fair value and are considered cash equivalents for purposes of reporting cash flows.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (continued)

         j.  Deferred income taxes

               During 1997, the Company adopted Statement of financial Accounting Standards No. 109, "Accounting for Income Taxes' ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1997. These timing differences result substantially from the differences between the tax bases of assets and liabilities and their bases for financial reporting purposes, the gain on sale of vehicles and the allowance for liability insurance claims. In addition, SFAS 109 requires the recognition of future tax benefits resulting from the utilization of net operating losses.

         k.  Concentration of credit risk

               Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash and cash equivalents.

               The Company places its cash with financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, such cash balances may be in excess of the FDIC insurance limit.

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

         m.  Fair value of financial instruments

               In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, which requires entities with total assets less than $150 million to disclose the fair value of financial instruments recognized in the balance sheet. At September 30, 1997, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1997 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (continued)

         n.  Year 2000 compliance

               As has been widely reported, many computer systems process dates based on two digits for the years of a transaction and are unable to process dates in the year 2000 and beyond. The financial impact of making the required system changes for year 2000 compliance are not expected to have a material effect on the Company's financial statements.

         o.  New accounting standards

               The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structures." SFAS No. 128 was issued in February, 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior ending earnings per share (EPS) data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have significant impact on its reported EPS.

               SFAS No. 129 was issued in February, 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosures.

               In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. The Company will adopt SFAS No. 130 and No. 131 for fiscal year 1998. Implementation of SFAS No. 130 and No. 131 is not expected to have a material effect on the financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 2.  Bankruptcy Reorganization

               On September 15, 1993, the former Chief Executive Officer of the Company caused a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code to be filed on behalf of the Company. As of that date, liabilities of the Company aggregated approximately $2,168,500, which exceeded the Company's assets of $252,000 by $1,916,500. The Company operated as a debtor under Chapter 11 of the United States Bankruptcy Code until September, 1995, at which date a Trustee was appointed. On March 31, 1996, a Plan of Reorganization ("the Plan") was confirmed. In the interim, the Chief Executive Officer was replaced and new management installed.

               The Plan established different classes of creditors or equity interests and specified the property, if any, that was to be distributed to each class. As more fully detailed below, the Plan provided for distribution to the creditors of cash, Fingermatrix New Common Stock, A-Warrants, B-Warrants, and C-Warrants, and other consideration. See Notes 7 and 8 for further discussion of stock and warrant issuances.

               The Company restructured $2,920,890 of liabilities by the payment of $447,150 on the distribution date (April 19, 1996), a commitment to pay $332,166 in the future, and the issuance of common stock and warrants valued at $360,448 in lieu of a cash payment (Note 10f), resulting in an extraordinary gain of $1,781,128 during the year ended September 30, 1996. This settlement represents a payment of approximately 27 cents for every dollar of pre-petition debt. During the term of the bankruptcy, the Company incurred $714,092 of bankruptcy administrative costs. These costs, primarily professional fees for attorneys and accountants, were expensed during the two years ended September 30, 1996. Through September 30, 1997, all Plan required payments had been made by the Company.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 2.  Bankruptcy Reorganization (continued)

               The following is a summary of the cash, common stock and warrant distributions scheduled to be made under the Plan as modified by the Board of Directors and approved by the Shareholders:

                                                                                               Other
                                                                                             Warrants     Cash on        Deferred
                               New Common Shares      A-Warrants    B-Warrants  C-Warrants      and     Distribution       Cash
            Recipient         Number (A)       %        Number        Number      Number      Options       Date         Payments
            ---------         ----------      ---       ------        ------      ------      -------       ----         --------
Old Shareholders              1,500,000       50%     2,500,000     1,250,000           0           0            0              0
New Shareholders                825,000       27.5    1,375,000       687,500           0           0            0              0
SIS Capital Corp.               150,000        5        250,000       125,000           0           0     $250,000       $817,000
Unsecured Creditors             300,000       10        500,000       250,000           0           0     $ 96,520/      $351,662/
                                                                                                          $ .05 per      $.20 per
                                                                                                          $1.00 of       $1.00 of
                                                                                                          allowed        allowed
                                                                                                            claim          claim
ESOP (B)                        225,000        7.5      375,000       187,000           0     350,000            0              0
Gordon Molesworth, Daniel
 Storr and Orvall Riessen             0        0        500,000       250,000     300,000           0            0              0
Michael Schiller                      0        0        100,000        50,000           0     200,000            0              0
                                                                                              (Note 8)
          TOTAL:              3,000,000      100%     5,725,000     2,862,500     300,000

(A) Actual number of shares distributed varies from the above chart; see Statement of Shareholders' Equity (Deficit).
(B) Modified so that stock warrants were issued in lieu of shares.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 3.  Inventories

               The Company's limited sales led management to re-evaluate its inventory and a determination was made that new prototypes were required and the Company's existing inventory had no market value. Accordingly, all inventory of raw materials and work in process was valued at zero and, accordingly, no inventory is reflected in the accompanying financial statements for 1997.

               As of September 30, 1996, inventories consisted of raw material components purchased in the 1996 fiscal year, to be utilized in the production of the Company's fingerprint identification systems.

Note 4.  Accrued Expenses

               Details of accrued expenses as of September 30, 1997 and 1996 are as follows:

                                                  1997           1996
                                                  ----           ----
               Insurance                       $ 92,000       $      -
               Other                             18,438         70,802
               Salaries                           8,704         22,968
               Patent professional fees
                and costs                             -         32,689
                                               --------       --------
                                               $119,142       $126,459
                                               ========       ========

Note 5.  Long-term Debt

               As of September 30, 1997 and 1996, long-term debt is comprised of the following:

                                                      1997           1996
                                                      ----           ----
Note payable - SIS post- petition financing;
 note in the original amount of $1,067,000 was
 collateralized by a first lien upon all
 Company assets and bears interest at prime,
 plus 2% (10.25% and 10.75% at September 30,
 1997 and 1996, respectively); note payable in
 three $200,000 semi-annual installments,
 commencing October 19, 1996; the principal
 balance and all accrued interest is payable
 April 19, 1997 (as of September 30, 1997 and
 1996, related accrued interest aggregated
 $15,552 and $35,744, respectively)(a)             $100,000        $417,000
                                                   --------        --------
Sub-total                                          $100,000        $417,000
                                                   --------        --------

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 5.  Long-term Debt (continued)
                                                      1997           1996
                                                      ----           ----

Balance forward                                    $100,000        $417,000

Convertible 10% subordinated notes payable
 with maturity no later than June 30, 1998;
 notes are convertible at the holder's option,
 each $.70 of principal owed on the note is
 convertible into one share of the Company's
 common stock (b)                                   200,000               -

Subordinated promissory note payable bearing
 interest at 10% per annum with a maturity
 date of August 26, 1998. Said note includes
 200,000 warrants where each warrant
 represents the right to purchase one share of
 the Company's common stock at an exercise
 price of $.20 until the expiration date of
 August 26, 1999 (b)                                200,000               -
                                                    -------         -------

Pre-petition payables due in three semi-annual
 payments, commencing October 19, 1996,
 without interest (final payment made October
 19, 1997):
  Unrelated creditors                                     -          41,990
  Related parties (see Note 9a)                           -          45,849
                                                    -------         -------
                                                    500,000         504,839
Less current portion                                500,000         504,839
                                                    -------         -------
                                                   $      -        $      -
                                                   ========        ========

(a) On June 1, 1997, SIS agreed to waive and discharge its first priority security interest and lien on the Company's assets.

(b) In January, 1999, holders of these notes agreed to accept a total of 432 shares of the Company's newly created $.01 par value Series A 2% voting convertible preferred stock in full settlement of the Company's obligation (See Note 1a).

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 6.  Preferred and Common Stock

               Effective with the bankruptcy reorganization consummated on March 31, 1996, the Company's entire preferred and common stock structure was changed. As of that date, all issued and outstanding convertible preferred $.01 par value shares and common $.02 par value shares were canceled and new common stock with $.01 par value was issued.

               In conjunction with the reorganization, the Company arranged for new stockholders to invest $480,463 in exchange for 300,000 new common shares. Said proceeds were received in April, 1996. The Plan of Reorganization had allotted, 825,000 shares for issuance to said new stockholders, which would have represented an ownership of 27 1/2% in the Company. See chart in Note 2. These shareholders were also issued 500,000 A-Warrants and 250,000 B-Warrants.

               In October, 1995, $250,000 was received from another investor. The proceeds represented a convertible note payable with interest at prime, plus 4% (11.75%). In April, 1996, the note was converted into 250,000 shares of common stock. Accrued interest was forgiven upon conversion and was included in the gain on debt restructuring.

               In June, 1997, the Company completed a Regulation D offering to "Accredited Investors" that raised a net of $231,521, through the sale of 185,482 common shares at varying prices ranging from $.93 to $1.54 per share. By February 1997, the Company sold 361,275 common shares in an offering primarily to two "Accredited Investors" pursuant to Regulation S at varying prices ranging from $1.26 to $1.43 per share with the Company receiving $469,200.

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

               Effective in January, 1999, the Board of Directors amended the certificate of incorporation which created a new class of stock, "Series A 2% Voting Convertible Redeemable Preferred Stock", consisting of 10,000 shares of preferred stock with a $.01 par value per share. Holders of these shares shall be entitled to, as declared by the Board of Directors, cash dividends at an annual rate of $18.74 per share. Each share of Series A Preferred Stock is convertible at the Holders option into 393.7 shares of common stock.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 7.  Stock Warrants and Options

         a. In addition to the common shares issued as part of the revision of the capital structure of the Company, the Company issued three classes of common stock warrants, Series A, B and C. The number of warrants expected to be issued is detailed in the chart in Note 2. Pursuant to the terms of the reorganization plan, all previously issued warrants that were not fully exercised, exchanged and evidenced by stock certificates were canceled. Class A warrants expired January 16, 1997, except for 500,000 warrants issued to three individuals who were instrumental in securing financing for the Company.

               In conjunction with the overall settlement of claims between the Company and the former Chief Executive Officer, the Company issued an additional 200,000 common stock warrants ("additional warrants") that were exercisable at $.01 per share and which were exercised in September, 1997.

               As of September 30, 1997, the number of warrants exercisable and outstanding is detailed in the chart below:

                                            Number of
               Number of                     Warrants
                Warrants                   Outstanding                   Total
             Outstanding at                     at          Exercise    Potential
              September 30,    Warrants    September 30,   Price Per   Conversion
  Class          1996         Exercised        1997          Share      Amounts
  -----      --------------   ---------    -----------     ----------  ----------
B Warrants      1,245,681      174,779             -              -            -

C Warrants        100,000            -       100,000          $ .01     $  1,000

Special A
 Warrants         285,000            -       285,000          $1.00     $285,000

Special B
 Warrants         205,000            -       205,000          $2.00     $410,000

               Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant. These warrants expired January 15, 1997.

               Class C and additional Warrants entitle the holder thereof to purchase for $.01 one share of common stock in exchange for one warrant.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 7.  Stock Warrants and Options (continued)

               Special Class A warrants entitle the holder thereof to purchase for $1.00 one share of common stock in exchange for one warrant. These warrants will expire July, 2000.

               Special Class B warrants entitle the holder thereof to purchase for $2.00 one share of common stock in exchange for one warrant. These warrants will expire July, 2001.

               Between October 1, 1996 and September 30, 1997, 174,779 warrants were exercised generating $348,848 and resulting in the issuance of 174,779 common shares. Class A Warrants expired January 15, 1996.

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

                                                      Number
                                                        of
                                                      Shares
                                                      ------
Authorized July 21, 1995 (1)                         850,000
Granted                                             (578,500)
Exercised                                                  -
                                                     -------
Available , September 30, 1995                       271,500

Granted                                              (34,000)
Terminated                                            42,500
Exercised                                                  -
                                                     -------
Available, September 30, 1996                        280,000

Granted                                                    -
Terminated                                          (280,000)
Exercised                                                  -
                                                     -------
Available, September 30, 1997                              -
                                                     =======

(1)  Date of adoption of Plan.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 7.  Stock Warrants and Options (continued)

               Option exercise prices pursuant to the ESOP and DSOP shall not be less than 85% and 100%, respectively, of the fair market value of the common stock at the time of the Grant. During the year ended September 30, 1996, options were granted at prices ranging from $1.75 to $2.375 per share. Exercise periods are for ten years (5 years for certain incentive stock options), but terminate at a stipulated period of time after an employees' death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plans. The options become exercisable in such installments, which need not be equal, and at such times as designated by the Compensation Committee.

Note 8.  Income Taxes

               The Company, as of September 30, 1997, has available approximately $50,083,000 of net operating loss carryforwards to reduce future Federal and state income taxes. In addition, the Company had available investment tax credits of approximately $15,100 expiring 1997 through 2001, and research tax credits of approximately $585,000 which began to expire in the fiscal year ended May 31, 1993. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carryforward period, a valuation allowance in the amounts of $19,012,000 and $18,667,000, respectively, has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carryforwards expire as follows:

               Year                    NOL Amount
               ----                    ----------
               1997                   $ 2,549,215
               1998                     3,878,063
               1999                     3,181,148
               2000                     3,290,778
               2001                     4,047,945
               2002                     5,383,607
               2003                     5,162,539
               2004                     5,615,608
               2005                     2,207,073
               2006                     2,792,000
               2007                     3,671,988
               2008                       903,462
               2009                     2,604,658
               2010                     2,473,840
               2011                     2,321,425
                                      -----------
                                      $50,083,349

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 8.  Income Taxes

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

Note 9.  Commitments and Contingencies

         a. The Company leases its office and factory space pursuant to a non-cancelable operating lease which expires in November, 1998 (Note 10). The terms of the lease require the Company to pay for its own electricity, in addition to the basic annual rent which increases from $47,061 to $54,479 over the term of the lease.

               The future minimum annual rental commitments at September 30, 1997 on long-term leases is as follows:

                           1998              $54,479
                           1999                6,810

               Rental expense for each of the periods was as follows:

      Year ended September 30, 1995                64,751
      Year ended September 30, 1996                73,019
      Year ended September 30, 1997                76,842

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

         b. The Company had an employment agreement with Thomas T. Harding, who served as its President for annual salary of $140,000, which agreement effectively expired in December, 1997.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 9.  Commitments and Contingencies (continued)

         c. Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three years ended September 30, 1997, the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

         d. At September 30, 1997, 590,000 shares of the Company's common stock were reserved for issuance in connection with the exercise of warrants (Note 7).

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997, 1996 AND 1995


Note 9.  Commitments and Contingencies (continued)

         h. During the pendency of the bankruptcy reorganization, a Stockholders' Alliance was formed by a group of common stock owners. Said Alliance incurred certain legal and professional fees in connection with financing and other company related matters. To reimburse the Alliance for said expenses, the Board of Directors approved the issuance of shares to the individuals who comprised the Alliance.

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

Note 10. Subsequent Events

              Due to the lack of any meaningful revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital. In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises and sold them to Trinity for $90,000 (Note 5).

              In January, 1999, debt aggregating $654,796 was satisfied in full by the issuance of the Company's shares. The six largest unsecured creditors and the two largest note holders agreed to accept 635 shares of the Company's $.01 par value voting convertible preferred stock in full settlement of the Company's obligations to them.

                               Fingermatrix, Inc.
                                Index to Exhibits
                                September 30, 1997

                                                                        Page
                                                                        ----
1.   23   Consent of Independent Auditors                               Ex-2
2.   27   Financial Data Schedule
           (filed only in electronic format with the SEC)                n/a
3.   F-1  Financial Statements                                           F-1


                                      Ex-1

                                                                      EXHIBIT 23

FARBER, BLICHT & EYERMAN, LLP
--------------------------------------------------------------------------------
Certified Public Accountants
255 Executive Drive, Suite 215           Telephone: (516) 576-7040
Plainview, NY 11803-1715                 Facsimile:  (516) 576-1232


                         CONSENT OF INDEPENDENT AUDITORS


     We hereby consent to the inclusion of our report on the 1997 financial statements and schedules of Fingermatrix, Inc., included in the Annual Report on Form 10-K of Fingermatrix, Inc. for the year ended September 30, 1997.



Plainview, New York
July 12, 1999

                                      Ex-2