Form 10-K
period 1998-09-30
FINGERMATRIX INC
filed 1999-07-28
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ______________ to
_____________.

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

Title of Each Class                       Outstanding shares as of July 23, 1999
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

         As of July 23, 1999, the aggregate market value of the common equity held by non-affiliates approximated $5 million.

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

PART I

ITEM 1. BUSINESS

Organization and Changes in Management of the Company

         Fingermatrix, Inc. (the "Company", the "Registrant" or "Fingermatrix") was incorporated in the State of New York in May 1976. For the period from its inception through October 1997, the Company had been in the development stage and, accordingly, had directed its efforts and resources to product and prototype development and production planning of electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September 1995, at which date a Trustee was appointed. On March 31, 1996, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors. Due to the lack of any meaningful revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital. In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. The Company has not conducted any business operations since October 15, 1997, other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner. Such efforts were unsuccessful.

         On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding shares, common and preferred, of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A
2% Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") of the Company. Pursuant to the terms of the Agreement and Plan of Reorganization, the current shareholders of the Company will retain 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock of the Company and certain creditors of the Company will receive 6,635 shares of the Series A Preferred Stock in exchange for their debt of $654,796.95, in the aggregate. Such shares, on conversion, will equal 5% of the equity and voting power of the Company. Subsequent to the share exchange, the Company issued 1,000 shares of Series B Preferred stock to Lewis S. Schiller, the newly appointed Chairman of the Board and Chief Executive Officer. The Series B Preferred Stock gives Mr. Schiller the right to elect a majority of the Company's Board of Directors.

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


Business of the Company Prior to the Cessation of Operations in October 1997

         Prior to the cessation of operations in October 1997, the Company was developing various electronic fingerprint identification systems including, (1) the Single Fingerprint Access System, a ready-to-sell single fingerprint access system known as CHEK/ONE which allowed for the enrollment of the fingerprint(s) of individuals, assignment of a PIN or other identifying characteristic to these enrollees, and use of the combination of PIN and fingerprint to gain access to certain privileges which was intended for use in commercial, industrial, and government applications where secure control of access is required and (2) the Forensic Quality Ten Print Scanner and Booking Station to be marketed to law enforcement agencies. During the three year period ended September 30, 1998, the only revenues generated were in 1997 and approximated $24,000, and net losses approximated $208,000, $2.4 million and $2.6 million, respectively, for each of the three years then ended. Prior to the cessation of the Company's operations in October 1997, the Company employed 13 persons. Such employees were non unionized and were employed on an at will basis.

ITEM 2.  PROPERTIES

         Until October 1997, the Company operated out of a 5,600 square foot facility located on the first floor of a multi-story concrete and steel loft building at 145 Palisade Street, Dobbs Ferry, New York, which it leased from an independent third party, Commerce and Industry Associates, under a written lease which commenced on November 15, 1993 and was to terminate on November 14, 1998. The annual rent for the period November 15, 1996 to November 14, 1997 was $51,885; and from November 15, 1997 until November 14, 1998, the annual rent was to be $54,479. In the basement of the same building the Company also leased, on a month-to-month basis from Commerce and Industry Associates, about 800 square feet of storage space, which lease commenced on March 1, 1995. The rental for the basement was $750 per month plus electricity. As indicated previously, in early 1998, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. Trinity intends to acquire the Company's seized property from the landlord and contribute said assets to the Company and has provided facilities in its offices in which the Company may conduct its business at 249 Saw Mill River Road, Elmsford, New York.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock:

         Since April 19, 1995, the date that the Company's securities were distributed pursuant to the Second Amended Plan of Reorganization dated as of March 10, 1995, the Company's common stock has been traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol COTG. As such, the following table sets forth the reported high and low bid prices of the common stock for the quarters ended December 31, 1996 through September 30, 1998. Such OTC bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending                                     High Bid          Low Bid
--------------                                     --------          -------
December 31, 1997                                   $0.750           $0.170
March 31, 1998                                      $0.375           $0.190
June 30, 1998                                       $0.270           $0.063
September 30, 1998                                  $0.160           $0.040

December 31, 1996                                   $3.000           $1.625
March 30, 1997                                      $2.125           $1.3125
June 30, 1997                                       $2.875           $1.3125
September 30, 1997                                  $1.375           $0.3125


         On July 23, 1999 the low and high bid price per share for the Company's common stock was $0.25 and $0.29, respectively.

         As of July 23, 1999, there were approximately 6,802 holders of record of the Company's common stock.

         No cash dividends have been paid to the holders of the Common Stock during the fiscal years ended September 30, 1998, 1997 and 1996.

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

Quarter Ending                                     High Bid          Low Bid
--------------                                     --------          -------
September 30, 1996                                  $0.50             $0.48
December 31, 1996                                   $0.680            $0.12
December 31, 1996 through January 14, 1997
                                                    $0.12             $0.12

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Fiscal Year Ended September 30,
                                           1998              1997             1996              1995             1994
                                           ----              ----             ----              ----             ----
Selected Statements of Operations Data
Revenues                                  $       --      $    28,636     $   24,538        $    3,277        $   29,764
                                          ===========      ===========     ==========        ===========       ==========
Loss Before Extraordinary Item           ($  209,170)     ($2,348,898)    ($2,597,937)      ($1,772,429)      ($2,604,658)
Extraordinary Gain on Debt
 Extinguishment                                   --               --              --        $1,781,128                --
                                         ------------     -----------      ----------        ----------        ----------
Net Income (Loss)                        ($  209,170)     ($2,348,898)    ($2,597,937)            8,699       ($2,604,658)
                                         ===========       ==========       =========        ==========        ==========

Loss per Common Share:
  Loss Before Extraordinary Item              ($0.02)          ($0.26)         ($0.42)           ($0.93)           ($2.41)
  Extraordinary Gain on Debt
   Extinguishment                                 --               --              --             $0.93                --
                                                ----             ----            ----              ----              ----
  Net Income (Loss) per Common Share          ($0.02)          ($0.26)         ($0.42)           ($0.93)           ($2.41)
                                              ======           =======         ======            =======           =======

Weighted Average Number of Common
  Shares                                   9,429,400        9,075,433       5,843,633         1,907,431         1,227,222
                                           =========        =========       =========         =========         =========

Selected Balance Sheet Data
Working Capital (Deficiency)              ($ 871,101)     ($  676,139)      $    8,109       ($ 770,388)     ($4,128,894)
                                            ========        =========        =========         ========        ==========
Total Assets                               $ 195,101       $  347,131       $  961,964       $1,275,296       $  199,751
                                            ========        =========        =========        =========        =========
Total Liabilities                          $ 871,265       $  814,125       $  632,589       $2,431,304       $4,166,080
                                            ========        =========        =========        =========        =========
Shareholders' Equity (Deficit)            ($ 676,164)     ($  466,994)      $  329,375      ($1,156,008)     ($3,966,329)
                                            ========        =========        =========        =========        =========

         All share and per share information has been retroactively adjusted to reflect 0.7 for 1 stock split affected April 1995.

Item 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and notes thereto annexed hereto.


Liquidity and Capital Resources

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" of the 1996 Form 10-K, Part II, Item 7, as to Registrant's lack of revenues and dependence upon the sale of its securities to fund the operations of the Registrant. Such dependence continued through October 1997 and during the fiscal year ended September 30, 1998 the Registrant had no revenues. Due to the lack of any revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital. In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. The Company has not conducted any business operations since October 15, 1997, other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner. Such efforts were unsuccessful.

         On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding shares, common and preferred, of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A 2% Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") of the Company. Pursuant to the terms of, the Agreement and Plan of Reorganization, the current shareholders of the Company wi1l retain 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock of the Company and certain creditors of the Company will receive 6,635 shares of the Series A Preferred Stock in exchange for their debt of $654,796, in the aggregate. Such shares, on conversion, will equal 5% of the equity and voting power of the company. Subsequent to the share exchange, the Company issued 1,000 shares of Series B Preferred stock to Lewis S. Schiller, the newly appointed Chairman of the Board and Chief Executive Officer. The Series B Preferred Stock gives Mr. Schiller the right to elect a majority of the Company's Board of Directors.

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

Results of Operations

         During the thirty-six month period from October 1. 1995 to September 30, 1998, the Registrant's revenues from sales aggregated to approximately $53,200 (inclusive of interest revenues) as contrasted to the cost and expenses of operations during this thirty-six month period aggregating approximately $5,209,200. Of these costs and expenses, research and development during this thirty-six month period aggregated approximately $2,587,200; selling, general and administrative expenses totaled approximately $2,290,000, interest and amortization of debt cost aggregated approximately $140,100 and write down of assets aggregated approximately $191,900 for a total of $5,207,400.

         The following is an analysis of the results of operations for the last three fiscal years ended September 30, 1998, 1997 and 1996.

For the Year Ended September 30, 1998

         On October 15, 1997, the Company ceased operations. During this annual period the Company had no revenues and incurred selling, general and administrative expenses of $158,900 and interest and amortization of debt expense of $50,270.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Part III

Item 10. Directors and Executive Officers of the Registrant

         As more fully described in Part I., Item 1. and in the attached financial statements, on April 28, 1999, in a share exchange, with Trinity, a privately held Delaware corporation, the Company acquired all of the issued and outstanding shares, common and preferred, of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company. Effective upon the closing of the share exchange the current directors of the Registrant resigned and Messrs. Lewis S. Schiller, E. Gerald Kay and Joel Brown were appointed to the Board of Directors of the Registrant. At such time the officers of the Registrant also resigned and the Board of Directors appointed Lewis S. Schiller as Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Fred Zivitofsky as President and Grace Wnuk as Vice President and Secretary. Subsequent to the share exchange, the Company issued 1,000 shares of Series B Preferred stock to Lewis S. Schiller, the newly appointed Chairman of the Board and Chief Executive Officer. The Series B Preferred Stock gives Mr. Schiller the right to elect a majority of the Company's Board of Directors.

         The following sets forth information concerning the directors and executive officers of the registrant as of September 30, 1998.

Name                    Age     Position with the Company
----                    ---     -------------------------
Thomas T. Harding        59      President, Chief Executive Officer and Director
Gordon R. Molesworth     81      Secretary, Director
Seth M. Lukash           52      Director
Fred I. Sonnenfeld       71      Director

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

         Fred I. Sonnenfeld, Director, is an attorney licensed to practice in the State of New York for over forty years. He is a partner in Sonnenfeld & Richman who are counsel to the Company. Between 1990 and January 1993, Mr. Sonnenfeld's law firm was general counsel to the Company when his firm resigned such position. Mr. Sonnenfeld was one of three members of the committee for general unsecured creditors.

         All of the four directors of the Company as of September 30, 1998 were appointed as directors pursuant to the Bankruptcy Plan at its effective date of April 17 and were re-elected at the annual meeting of the Company on August 6, 1996. As of September 30, 1998 the only executive officers of the Company were Thomas T. Harding, President and Gordon R. Molesworth, Secretary. Mr. Harding also performed the functions of Treasurer, as required. While Mr. Molesworth's company, Molesworth Associates, Inc., received compensation as a consultant to the Company, only Mr. Harding is an employee of the Company. The non-employee directors each received options under a Director Stock Option Plan to purchase 75,000 shares of Common Stock at an exercise price of $2.375 per share, the market price on July 21, 1995, the date of the grant of the option. While the options granted to each non-employee director was 75,000 shares, only 37,500 shares were exercisable during the first year following the grant and thereafter, on each of the anniversary date of the grant options to purchase 12,500 shares became exercisable, provided the non-employee director was still a director of the Company. Upon their resignations in 1999, all of the directors options expired.

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

Item 11. Executive Compensation

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company in excess of $100,000 during the fiscal years ended September 30, 1998, 1997 and 1996.

                                                                                                 Long-term Compensation
                                                                                                 ----------------------
                                                  Annual Compensation                 Awards                    Payouts
                                                  -------------------                 ------                    -------
                                                                     Other                 Securities    Long-term
                                Year Ended                           Annual    Restricted  Underlying     Incentive    All Other
                                September                           Compen-      Stock      Options/        Plan       Compen-
Name and Principal Position        30,        Salary       Bonus    sation       Awards       SARs        Payments      sation
---------------------------        ---        ------       -----    ------       ------       ----        --------      ------
Thomas T. Harding                  1998(1)         --          --      --           --         --              --           --
(Chief Executive Officer)          1997      $111,336          --      --           --         --              --           --
                                   1996      $140,000       (2)--      --        (2)--         --              --           --

Gordon R. Molesworth               1998            --          --      --           --         --              --           --
(Treasurer)                        1997            --          --      --           --         --              --           --
                                   1996         (3)--          --      --           --      (4)--              --           --

(1) The Company ceased operations on October 15, 1997 and no salaries were paid for the year ended September 30, 1998.
(2) Pursuant to the Bankruptcy Plan, in January 1996 Mr. Harding received 115,000 shares of the Company's common stock for his worked performed during the bankruptcy proceedings.
(3) Pursuant to a written agreement with the Company made in April 1995, Mr. Molesworth's company, Molesworth Associates, Inc. was paid $4,000 per month plus expenses for consulting and public relations services it rendered to the Company.
(4) Under the Bankruptcy Plan, Mr. Molesworth received 250,000 A-Warrants and 150,000 C-Warrants for his services in reorganizing the Company and arranging for financing of the Company. He exercised 50,000 A-Warrants and 50,000 C-Warrants to receive 100,000 shares of Common Stock, which Mr. Molesworth gave to his children.

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

         As of September 30, 1998, the following ESOP options have been granted to officers and employees of the Company:

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


Non-Employee Directors' Stock Option Plan

         The Bankruptcy Plan provided for 125,000 A-Warrants to be issued to each of the non-employee directors. In July 1995, the directors of Registrant waived their rights to the A-Warrants and in lieu thereof adopted a Director Stock Option Plan ("DSOP"). At the annual shareholders' meeting held on August 6, 1996, the shareholders approved the DSOP as well as the options that had been granted thereunder to non-employee directors. The maximum number of shares of the Common Stock which shall be reserved for the DSOP options is 500,000 shares. The options under DSOP are effective for ten years from DSOP's effective date, July 21, 1995. Accordingly all DSOP options expire on July 21, 2005. DSOP is not an incentive stock option plan. As of September 30, 1998, there were three non-employee directors, namely, Messrs. Molesworth, Lukash, and Sonnenfeld who each have options to purchase 75,000 shares of Common Stock at the fair market value of the Common Stock as of July 21, 1995, which was $2.375 per share. Of the options to purchase 75,000 shares of Common Stock, only options to purchase 37,500 shares of Common Stock were exercisable during the first year of the grant. On each anniversary date after the grant, options to purchase 12,500 shares of Common Stock become exercisable, up to a total of 37,500 shares, provided the non-employee director is still a director on the Company's Board of Directors on each anniversary date. Accordingly, as of September 30, 1998, each of the non-employee directors have options to purchase 62,500 shares of Common Stock. Any new directors appointed or elected after the effective date are awarded option to purchase 25,000 shares of Common Stock at the fair market value of a share on the date of appointment or election. On each anniversary of the effective date the non-employee directors, if they are still in office shall be entitled to an option to purchase an additional 12,500 shares at the fair market value per share on such anniversary. Fair market value is determined in the same manner as the ESOP, except that if there is no market for the shares, then the Board of Directors in their discretion determine the price. Upon their resignations in 1999, all of the directors' options expired.

         Options to purchase 50,000 shares, granted to Lewis Schiller, were vitiated upon his resignation on October 21, 1996.
         401-K Plan

         Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three years ended September 30, 1998 the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Non-Management Persons Having More Than A 5% Interest In Registrant's Securities

         The following table sets forth information as of September 30, 1998 with respect to those persons who are not part of the Registrant's Management known to the Registrant to be the beneficial owner of more than five percent (5%) of Registrant's one class of voting securities, common stock ($.01 par value):

                                                 Number of     Percent of
Name and Address of Beneficial Owner            Shares Held      Class
------------------------------------            -----------      -----
PT. Dolak Permi (b)                               1,500,000        16%
Tampa Firemen's Fund                                540,120         6%


Management Security Ownership

         The following table sets forth information as of September 30, 1998 with respect to the beneficial holdings of Management with respect to the Common Stock and other options held:

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

* - Less than 1 %.

(a) Mr. Harding received 237,500 options to purchase 237,500 shares of the Company's New Common stock pursuant to his employment agreement and a stock option agreement. The option expires on July 25, 2005.

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

    3. 150,000 C-Warrants issued pursuant to the Plan exercisable at $.01 per share expiring April 17, 2000 to purchase 150,000 shares; and,

    4. 75,000 share option granted pursuant to Directors Stock Option Plan ("DSOP") at $2.375 per share; only 62,500 shares were exercisable at September 30, 1998. Such options expired upon the director's resignation.

(d) Mr. Lukash received an option to purchase 75,000 shares of New Common Stock pursuant to the Directors Stock Option Plan, of which only 62,500 shares were exercisable at September 30, 1998. Such options expired upon the director's resignation.

(e) Mr. Sonnenfeld acquired his shares of the Common Stock as a general unsecured creditor under the Plan. In addition, as a director he received an option to purchase 75,000 shares of New Common Stock in accordance with the Directors Stock Option Plan upon approval by shareholders, of which only 62,500 shares were exercisable. at September 30, 1998. Such options expired upon the director's resignation.

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

Sale of Common Shares to Tampa Fund

         In May 1996, the Fireman's and Policeman's Pension Fund of Tampa Florida ("Tampa Fund") authorized the conversion of the Promissory Note in the sum of $250,000 into 250,000 restricted shares of Common Stock. The Promissory Note was originally issued in November 1994 in exchange for a loan of $250,000 to the Company after approval by the United States Bankruptcy Court. Under the original conversion terms, the loan was to be converted into two and one-half(2 1/2%) percent of the equity at confirmation date which would have entitled the Tampa Fund to 75,000 shares of the Common Stock, or a price of over $3.00 per share. In order to have the conversion price be closer to market and to recognize the aid given by the Tampa Fund to the Company during the bankruptcy proceeding, the Board of Trustees amended the conversion right to $1.00 per share.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
      F-1         Report of Farber, Blicht & Eyerman, LLP Independent Certified
                   Accountants
   F-2 & F-3      Balance Sheets as of September 30, 1998 and 1997
   F-4 & F-5      Statements of Operations for the Fiscal Years Ended
                   September 30, 1998, 1997 and 1996
   F-6 - F-19     Statements of Stockholders' Equity (Deficiency) for the Fiscal
                   Years Ended September 30, 1998, 1997 and 1996
   F-20 - F-21    Statements of Cash Flows for the Fiscal Years Ended
                   September 31, 1998, 1997 and 1996
   F-22 - F-23    Consolidated Statement of Changes in Financial Position
   F-24 - F-40    Notes to Consolidated Financial Statements

2. Financial Statement Schedules
         None

3. Reports on Form 8-K
         None

4.      Exhibits

 1      Certificate of Incorporation(1)
 3.2    By-laws(1)
23      Consent of Independent Auditors
27      Financial Data Schedule.(2)
-------
(1) Filed as an exhibit to the Company's prior annual reports on Form 10-K and incorporated herein by reference. 2 Filed only to the SEC in electronic format.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FINGERMATRIX, INC.

Date:    July 27, 1999                      /s/________________________________
                                              Lewis S. Schiller
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                    Date
---------                    ----                                     ----

/s/________________          Chief Executive Officer and          July 27, 1999
Lewis S. Schiller            Chairman of the Board
                             (Principal Executive and
Accounting Officer)

/s/________________          President                            July 27, 1999
Fred Zivitofosky

/s/________________          Secretary and Vice-President         July 27, 1999
Grazyana B. Wnuk

/s/________________          Director                             July 27, 1999
Gerald Kay

                             FINGERMATRIX, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1998, 1997 AND 1996

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


 To the Board of Directors
  and Stockholders of
 Fingermatrix, Inc.
 Dobbs Ferry, NY

        We have audited the accompanying balance sheets of Fingermatrix, Inc. (a development stage company) as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency in assets), and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fingermatrix, Inc. as of September 30, 1998 and 1997, and the results of operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1a and 2 to the financial statements, the Company is a development stage company that emerged from bankruptcy in April, 1995, generated no significant revenues in 1998 and 1997, and has limited working capital at September 30, 1998. In 1997, the Company suspended its operations and in April, 1999, its net tangible assets were acquired for $90,000 pursuant to a plan of reorganization and recapitalization, which included the acquisition of a controlling interest by another corporation. The operations of the Company subsequent to the change in control will be that of the acquiring corporation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements include a valuation adjustment for inventory and property and equipment as a result of these circumstances.

                                     FARBER, BLICHT & EYERMAN, LLP

 Plainview, New York
 June 9, 1999

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997

                                     ASSETS

                                                 1998         1997
                                                 ----         ----
 Current assets:
  Cash and cash equivalents                   $    164     $ 34,566
  Prepaid insurance                                  -      100,241
  Other current assets                               -        3,179
                                              --------     --------
 Total current assets                              164      137,986
                                              --------     --------

 Property, plant and equipment -
  at net realizable value:                      90,000       90,000
                                              --------     --------
 Other assets:
  Patents                                      241,533      241,533
  Less accumulated amortization                136,596      122,388
                                              --------     --------
                                               104,937      119,145
                                              --------     --------
 Total assets                                 $195,101     $347,131
                                              ========     ========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                                1998             1997
                                                ----             ----
Current liabilities:
 Accounts payable -  trade               $    260,533     $    194,983
 Accrued expenses                              85,732          119,142
 Notes payable                                525,000          500,000
                                         ------------     ------------
Total current liabilities                     871,265          814,125
                                         ------------     ------------
Comments, commitments and contingencies

Stockholders' equity
 (deficiency in assets):
  Common stock - $.01 par value:
   20,000,000 shares authorized;
   9,429,400 shares issued and
   outstanding                                 94,294           94,294
  Additional paid in capital               61,993,172       61,993,172
  Deficit accumulated during
   the development stage                  (62,763,630)     (62,554,460)
                                         ------------     ------------
Stockholders' equity (deficiency
 in assets)                                  (676,164)        (466,994)
                                         ------------     ------------
Total liabilities and stockholders'
 equity (deficiency in assets)           $    195,101     $    347,131
                                         ============     ============


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     From Inception
                                                                                     (May 1976) to
                                                Years ended September 30,            September 30,
                                           1998            1997           1996         1998  (*)
                                           ----            ----           ----       -------------

Revenues:
 Sales and service contracts         $         -     $    24,308     $         -     $  3,457,058
 Interest income                               -           4,328          24,538        2,821,481
                                     -----------     -----------     -----------     ------------
     Total                                     -          28,636          24,538        6,278,539
                                     -----------     -----------     -----------     ------------

Costs and Expenses:
 Cost of sales                                 -               -               -        2,008,190
 Write down of assets                          -         191,983               -        2,342,286
 Research and development                      -       1,229,143       1,358,059       22,946,454
 Selling, general and
  administrative                         158,900         928,032       1,203,020       34,727,986
 Bankruptcy administration costs               -               -               -          714,092
 Interest and amortization
  of debt expense                         50,270          28,376          61,396          747,807
 Amortization of deferred
  compensation - stock options                 -               -               -        4,808,788
 Loss from investment in
  Unimark Credit Systems, Inc.                 -               -               -        1,145,768
 Liquidation damages                           -               -               -          702,118
                                     -----------     -----------     -----------     ------------
     Total costs and expenses            209,170       2,377,475       2,622,475       70,143,489
                                     -----------     -----------     -----------     ------------
Loss before extraordinary item          (209,170)     (2,348,898)     (2,597,937)     (63,864,950)
Extraordinary credit - gain on
 debt restructuring                            -               -               -        1,781,128
                                     -----------     -----------     -----------     ------------
Net income (loss)                    $  (209,170)    $(2,348,898)    $(2,597,937)    $(62,083,822)
                                     ===========     ===========     ===========     ============

(*) Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                   (Continued)


                                           Years ended September 30,
                                      1998           1997           1996
                                      ----           ----           ----
Loss per common share (*):
  Before extraordinary credit     $    (.02)     $    (.26)     $    (.42)
  Extraordinary credit                    -              -              -
                                  ---------      ---------      ---------
Loss per common share             $    (.02)     $    (.26)     $    (.42)
                                  =========      =========      =========

Weighted average number
 of shares outstanding (*)        9,429,400      9,075,433      5,843,633
                                  =========      =========      =========


(*) Retroactively adjusted to reflect reverse .07 for 1 stock split effected in April, 1996, concurrent with bankruptcy plan confirmation.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                     (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                      (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                        (continued)

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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
                                                                                     (continued)

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO SEPTEMBER 30, 1998

                                                    Common Stock
                                        -----------------------------------   Additional      Development
                                                      Price       Par Value     Paid in          Stage
                                        Shares      Per Share       Total       Capital         Deficit            Total
                                        ------      ---------       -----       -------         -------            -----
Balance, September 30, 1996           8,206,150                    $82,062    $60,452,875     $(60,205,562)    $  329,375

Warrants exercised                      174,779   $.01 to 2.00       1,747        347,061                -        348,808

Shares issued as
 reimbursement for
 professional fees incurred
 by stockholders' alliance                1,714       $1.75             17          2,983                -          3,000
Shares issued pursuant to
 private placement                      500,000       $1.00          5,000        495,000                -        500,000

Shares issued pursuant to
 Regulation S offering                  361,275       $1.30          3,613        465,587                -        469,200

Shares issued pursuant
 Regulation D offering                  185,482       $1.25          1,855        229,666                -        231,521

Net loss for the year                         -                          -              -       (2,348,898)    (2,348,898)
                                      ---------                    -------    -----------     ------------     ----------
Balance, September 30, 1997           9,429,400                    $94,294    $61,993,172     $(62,554,460)    $ (466,994)

Net loss for the year                         -                          -              -         (209,170)      (209,170)
                                      ---------                    -------    -----------     ------------     ----------
Balance, September 30, 1998           9,429,400                    $94,294    $61,993,172     $(62,763,630)    $ (676,164)
                                      =========                    =======    ===========     ============     ==========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                 Years ended September 30,                      From June 1, 1988
                                                     --------------------------------------------------         to September 30,
                                                       1998                 1997                 1996                1998(*)
                                                       ----                 ----                 ----                -------
Cash flows from operating activities:
  Loss before extraordinary credit                 $(  209,170)         $(2,348,898)         $(2,597,937)         $(34,492,837)
  Extraordinary credit                                       -                    -                    -             1,781,128
                                                   -----------          -----------          -----------          ------------
Net income (loss)                                     (209,170)          (2,348,898)          (2,597,937)          (32,711,709)
                                                   -----------          -----------          -----------          ------------
Adjustments to reconcile net income
 (loss) to net cash used in
 operating activities:
  Extraordinary credit - gain on
   debt restructuring                                        -                    -                    -            (1,781,128)
  Depreciation and amortization                         14,208               74,538               45,104             1,275,724
  Amortization of deferred compensation
   stock options                                             -                    -                    -             3,923,202
  Write-off of certain assets                                -              106,343                    -               363,904
  Allowance for doubtful accounts                            -                    -                    -                70,354
  Gain on sale of property and equipment                     -                    -                    -                  (500)
  Loss from Unimark Credit System, Inc.                      -                    -                    -               470,374
  Settlement of liabilities in
   exchange for common stock                                 -                3,000              131,773               299,921

Changes in assets and liabilities:
 Decrease in accounts receivable                             -                    -                    -                17,429
 Decrease in interest receivable                             -                    -                    -               364,055
 (Increase) decrease in loans receivable
  from employees                                             -                    -                    -                 8,459
 Increase in inventory                                       -                    -              (78,870)            1,506,033
 (Increase) decrease in prepaid expenses
  and other current assets                             103,420               53,422              (27,362)              233,788
 (Increase) decrease in deposits                             -               13,605                 (800)                    -
 (Decrease) increase in accounts
  payable                                               65,550              193,692              (33,674)            2,068,141
 (Decrease) increase in accrued
  expenses                                             (33,410)              (7,317)            (548,593)              851,782
                                                   -----------          -----------          -----------          ------------
Total adjustments                                      149,768              437,283             (512,422)            9,685,746
                                                   -----------          -----------          -----------          ------------
Net cash used in operating activities                  (59,402)          (1,911,615)          (3,110,359)          (23,025,963)
                                                   -----------          -----------          -----------          ------------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                 Years ended September 30,                      From June 1, 1988
                                                     --------------------------------------------------         to September 30,
                                                       1998                 1997                 1996                1998(*)
                                                       ----                 ----                 ----                -------
Cash flows from investing activities:
  Expenditures for property and equipment          $         -          $    (3,495)         $  (193,383)          $  (337,736)
  Expenditures for patents                                   -                    -              (17,148)             (203,661)
  Proceeds from sale of property and
   equipment                                                 -                    -                    -                 3,500
  Payment for covenant not to compete                        -                    -                    -              (100,000)
  Investment in Unimark Credit System,Inc.                   -                    -                    -              (111,333)
                                                   -----------          -----------          -----------           -----------

Net cash used in investing activities                        -               (3,495)            (210,531)             (749,230)
                                                   -----------          -----------          -----------           -----------

Cash flows from financing activities:
 Payment from (to) restricted cash account                   -                    -               31,825                     -
 Payments to creditors as part of
  debt restructuring                                         -              (87,839)            (663,823)           (1,197,786)
 Proceeds from notes payable                            25,000              400,000                    -             3,185,811
 Proceeds from shares issued, pursuant
  to private placements                                      -            1,200,721              500,000             6,654,635
 Repayment of notes payable                                  -             (317,000)                   -              (317,000)
 Proceeds from exercise of stock
  warrants and options                                       -              348,808            2,790,297             3,974,962
 Payments under capitalized leases                           -                    -                    -               (50,109)
 Payment of dividends                                        -                    -                    -              (233,940)
 Proceeds from public offering                               -                    -                    -             2,686,521
 Payments from employee                                      -                    -               17,225                27,225
                                                   -----------          -----------          -----------           -----------

Net cash flows provided by financing
 activities                                             25,000            1,544,690            2,658,299            14,730,319
                                                   -----------          -----------          -----------           -----------

Net increase (decrease) in cash and
 cash equivalents                                      (34,402)            (370,420)            (662,591)           (9,044,874)
Cash and cash equivalents at beginning
 of period                                              34,566              404,986            1,067,577             9,484,590
                                                   -----------          -----------          -----------           -----------

Cash and cash equivalents at end of period         $       164          $    34,566          $   404,986           $   439,716
                                                   ===========          ===========          ===========           ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                        $         -          $    32,538          $    73,071           $   149,318
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

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 1.  Summary of Significant Accounting Policies

         a.   Organization, history and basis of presentation

              The Company was incorporated in the State of New York in May, 1976. For the period from its inception through September 30, 1998, the Company has been in the development stage and, accordingly, has directed its efforts and resources to develop and prototype its development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September, 1995, at which date a Trustee was appointed. On March 31, 1996, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors.

              In April, 1999, an agreement and plan of reorganization was executed between the Company and The Trinity Group Inc. ("Trinity"). Trinity is affiliated with SIS Capital Corp. ("SIS")(Note 5). Said agreement enables Trinity to acquire from the Company shares of capital stock of the Company representing 85% of the equity and voting power of the Company in exchange for certain assets of Trinity and the stock of certain subsidiaries of Trinity. Concurrent with the execution of this agreement, a separate debt exchange agreement was executed. The agreements require Trinity to acquire the Company's furniture, fixtures and inventory, which had been seized by the Company's landlord and to contribute said assets to the Company and to provide facilities in its offices in which the Company may conduct its business. The Company will take the necessary steps to amend its certificate of incorporation, deliver to Trinity all the intellectual property of the Company, issue 635 shares of the Series A Preferred Stock to certain creditors and noteholders, issue 93,654 shares of the Series A Preferred Stock and 10,571,607 shares of the Company's common stock to Trinity.

              A second phase of the reorganization entailed, among other things, the conversion of the above-referenced 10,000 Series A Preferred Shares into 3,937,000 common shares. Shares of the common stock owned by the existing stockholders, as defined, will be converted into 500,000 shares of common stock, shares of the common stock owned by Trinity will be converted into 563,000 shares of common stock (see Note 6b).

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 1.  Summary of Significant Accounting Policies (continued)

         a.   Organization, history and basis of presentation (continued)

              The financial statements have been prepared assuming that the Company will continue as a going concern which is dependent upon the successful completion of the Company's development program, generating sufficient sales to obtain profitable operations and its ability to obtain additional working capital or financing. During the three years ended September 30, 1998, the Company had aggregate revenues of approximately $53,000 while incurring losses aggregating approximately $5,156,000 during the same period. Additionally, the Company has an accumulated deficit of approximately $62,764,000 as of September 30, 1998. Due to the lack of any meaningful revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital which raises substantial doubt about the Company's ability to continue as a going concern (Note 2). In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises and sold them to Trinity for $90,000 (Note 5).

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

                        SEPTEMBER 30, 1998, 1997 AND 1996


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

         e.   Research and development

              The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Accordingly, certain software development costs incurred will be capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts will be amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs will be charged to cost of product revenues and cost of services revenues. As testing of the Company's products has not been completed, no software development costs have been capitalized from inception through September 30, 1997. Research and development expenditures are charged to research and development in the period incurred. There were no research and development expenditures for the year ended September 30, 1998, but said expenditures aggregated approximately $1,229,000 and $1,358,000 for each of the two years ended September 30, 1997 and 1996, respectively.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 1.  Summary of Significant Accounting Policies (continued)

         f.   Patents and intangible assets

              The cost of obtaining patents is amortized on the straight-line method over 17 years. Patent application costs are deferred until a patent is received or the application is abandoned. The Company did not incur any patent application costs during the current two years while for the year ended September 30, 1996, said costs aggregated $17,148. Costs incurred to maintain patents in good standing are expensed as incurred. Amortization of patent costs was $14,208 for each of the years ended September 30, 1998 and 1997 and $13,219 for the year ended September 30, 1996.

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

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 1.  Summary of Significant Accounting Policies (continued)

         j.   Deferred income taxes

              During 1997, the Company adopted Statement of financial Accounting Standards No. 109, "Accounting for Income Taxes' ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1998. These timing differences result substantially from the differences between the tax bases of assets and liabilities and their bases for financial reporting purposes, the gain on sale of vehicles and the allowance for liability insurance claims. In addition, SFAS 109 requires the recognition of future tax benefits resulting from the utilization of net operating losses.

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

         l.   Accounting for stock-based compensation

              In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted the disclosure provisions of the Statement and SFAS No. 123 will not have a significant impact on its financial position, results of operations or cash flows.

         m.   Fair value of financial instruments

              In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, which requires entities with total assets less than $150 million to disclose the fair value of financial instruments recognized in the balance sheet. At September 30, 1998, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1998 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


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

         o.   New accounting standards

              The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structures." SFAS No. 128 was issued in February, 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, requires all prior ending earnings per share (EPS) data to be restated to conform to the provisions of the statement. This statement's objective is to simplify the computations EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company adopted SFAS No. 128 in fiscal 1998 and the statement did not have a significant impact on its reported EPS.

              SFAS No. 129 was issued in February, 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding their capital structure. SFAS No. 129 will specify the disclosure for all companies, including descriptions of their capital structure and the contractual rights of the holders of such securities. The Company adopted SFAS No. 129 in fiscal 1998 and the statement did not have a significant impact on its disclosures.

              In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. The Company adopted SFAS No. 130 and No. 131 for fiscal year 1998. Implementation of SFAS No. 130 and No. 131 did not have a material effect on the financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


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

              The Company restructured $2,920,890 of liabilities by the payment of $447,150 on the distribution date (April 19, 1996), a commitment to pay $332,166 in the future, and the issuance of common stock and warrants valued at $360,448 in lieu of a cash payment (Note 10f), resulting in an extraordinary gain of $1,781,128 during the year ended September 30, 1996. This settlement represents a payment of approximately 27 cents for every dollar of pre-petition debt. During the term of the bankruptcy, the Company incurred $714,092 of bankruptcy administrative costs. These costs, primarily professional fees for attorneys and accountants, were expensed during the two years ended September 30, 1996. All Plan required payments have been made by the Company.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998, 1997 AND 1996


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 3.  Inventories

              The Company's limited sales led management to re-evaluate its inventory and a determination was made that new prototypes were required and the Company's existing inventory had no market value. Accordingly, all inventory of raw materials and work in process was valued at zero and, accordingly, no inventory is reflected in the accompanying financial statements for 1998 and 1997.

              As of September 30, 1996, inventories consisted of raw material components purchased in the 1996 fiscal year, to be utilized in the production of the Company's fingerprint identification systems.


Note 4.  Accrued Expenses

              Details of accrued expenses as of September 30, 1998 and 1997 are as follows:
                                      1998           1997
                                      ----           ----
              Insurance             $24,072       $ 92,000
              Interest               61,660         11,390
              Salaries                    -          8,704
              Other                       -          7,048
                                    -------       --------
                                    $85,732       $119,142
                                    =======       ========

Note 5.  Long-term Debt

              As of September 30, 1998 and 1997, long-term debt is comprised of the following:
                                                    1998           1997
                                                    ----           ----

Note payable - SIS post- petition financing;
 note in the original amount of $1,067,000
 was collateralized by a first lien upon all
 Company assets and bears interest at prime,
 plus 2% (8.5% and 10.25% at September 30,
 1998 and 1997, respectively); the principal
 balance and all accrued interest was payable
 April 19, 1997 (as of September 30, 1998 and
 1997, related accrued interest aggregated
 $13,224 and $15,552, respectively)(a)            $100,000       $100,000
                                                  --------       --------
Sub-total                                         $100,000       $100,000
                                                  --------       --------

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 5.  Long-term Debt (continued)
                                                    1998           1997
                                                    ----           ----

Balance forward                                   $100,000       $100,000

Convertible 10% subordinated notes maturing
 on June 30, 1998; notes are convertible at
 the holder's option, each $.70 of principal
 owed on the note is convertible into one
 share of the Company's common stock (b)           200,000        200,000

Subordinated promissory note payable bearing
 interest at 10% per annum maturing on August
 26, 1998. Said note includes 200,000
 warrants where each warrant represents the
 right to purchase one share of the Company's
 common stock at an exercise price of $.20
 until the expiration date of August 26, 1999 (b)  200,000        200,000

Promissory note payable bearing interest at
 prime (8.5% at September 30, 1998) per annum
 due on demand (b)                                  25,000              -
                                                  --------       --------
                                                   525,000        500,000
Less current portion                               525,000        500,000
                                                  --------       --------
                                                  $      -       $      -
                                                  ========       ========

(a) On June 1, 1997, SIS agreed to waive and discharge its first priority security interest and lien on the Company's assets.

(b) In January, 1999, holders of these notes agreed to accept a total of 489 shares of the Company's newly created $.01 par value Series A 2% voting convertible preferred stock in full settlement of the Company's obligation (See Note 1a).

Note 6.  Preferred and Common Stock

         a.   Current period capitalization

              Effective with the bankruptcy reorganization consummated on March 31, 1996, the Company's entire preferred and common stock structure was changed. As of that date, all issued and outstanding convertible preferred $.01 par value shares and common $.02 par value shares were canceled and new common stock with $.01 par value was issued.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 6.  Preferred and Common Stock (continued)

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

         b.   Subsequent capitalization change

              Effective in January, 1999, the Board of Directors amended the certificate of incorporation which created a new class of stock, "Series A 2% Voting Convertible Redeemable Preferred Stock", consisting of 10,000 shares of preferred stock with a $.01 par value per share. Holders of these shares shall be entitled to, as declared by the Board of Directors, cash dividends at an annual rate of $18.74 per share. Each share of Series A Preferred Stock is convertible at the Holders option into 393.7 shares of common stock (see Note
1a).

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


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

              As of September 30, 1998 and 1997, the number of warrants exercisable and outstanding is detailed in the chart below:

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

                        SEPTEMBER 30, 1998, 1997 AND 1996


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

              Between October 1, 1996 and September 30, 1997, 174,779 warrants were exercised generating $348,848 and resulting in the issuance of 174,779 common shares. No warrants were exercised during the year ended September 30, 1998. Class A Warrants expired January 15, 1996.

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

                        SEPTEMBER 30, 1998, 1997 AND 1996

Note 7.  Stock Warrants and Options (continued)

              Option exercise prices pursuant to the ESOP and DSOP shall not be less than 85% and 100%, respectively, of the fair market value of the common stock at the time of the Grant. No options were granted during the years ended September 30, 1998 and 1997, but during the year ended September 30, 1996, options were granted at prices ranging from $1.75 to $2.375 per share. Exercise periods are for ten years (5 years for certain incentive stock options), but terminate at a stipulated period of time after an employees' death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plans. The options become exercisable in such installments, which need not be equal, and at such times as designated by the Compensation Committee.

Note 8.  Income Taxes

              The Company, as of September 30, 1998, has available approximately $43,865,000 of net operating loss carryforwards to reduce future Federal and state income taxes. In addition, the Company had available investment tax credits of approximately $15,100 expiring 1998 through 2001, and research tax credits of approximately $585,000 which began to expire in the fiscal year ended May 31, 1993. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carryforward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carryforwards expire as follows:

               Year                    NOL Amount
               ----                    ----------
               1999                    $3,181,148
               2000                     3,290,778
               2001                     4,047,945
               2002                     5,383,607
               2003                     5,162,539
               2004                     5,615,608
               2005                     2,207,073
               2006                     2,792,000
               2007                     3,671,988
               2008                       903,462
               2009                     2,604,658
               2010                     2,473,840
               2011                     2,321,425
               2017                       209,170
                                      -----------
                                      $43,865,241
                                      ===========

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996


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

              The future minimum annual rental commitments at September 30, 1998 on long-term leases is as follows:

                      1999                6,810

              Rental expense for each of the periods was as follows:

      Year ended September 30, 1996                                $73,019
      Year ended September 30, 1997                                 76,842
      Year ended September 30, 1998                                 58,623

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

                        SEPTEMBER 30, 1998, 1997 AND 1996


Note 9.  Commitments and Contingencies (continued)

         c. Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three years ended September 30, 1998, the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

         d. At September 30, 1998, 590,000 shares of the Company's common stock were reserved for issuance in connection with the exercise of warrants (Note 7).

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

                        SEPTEMBER 30, 1998, 1997 AND 1996


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


Note 10. Subsequent Events

              In January, 1999, debt aggregating $654,797 was satisfied in full by the issuance of the Company's shares. The six largest unsecured creditors and the two largest note holders agreed to accept 635 shares of the Company's $.01 par value voting convertible preferred stock in full settlement of the Company's obligations to them.