Form 10-K/A
period 1997-09-30
FINGERMATRIX INC
filed 1999-08-03
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                       Outstanding shares as of June 30, 1999
- -------------------                       --------------------------------------

Common Stock, par value 0.01 per share                   20,000,000

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

DOCUMENTS INCORPORATED BY REFERENCE

         None

Purpose of Amendment

Part II, Item 5., " Market for Registrant's Common Equity and Related Stockholder Matters" in order to include the correct ticker symbol which is FINX.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock:

         Since April 19, 1995, the date that the Company's securities were distributed pursuant to the Second Amended Plan of Reorganization dated as of March 10, 1995, the Company's common stock has been traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol FINX. As such, the following table sets forth the reported high and low bid prices of the common stock for the quarters ended December 31, 1995 through September 30, 1997. Such OTC bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ending                                     High Bid          Low Bid
- --------------                                     --------          -------

December 31, 1996                                   $3.000           $1.625
March 31, 1997                                      $2.125           $1.3125
June 30, 1997                                       $2.875           $1.3125
September 30, 1997                                  $1.375           $0.3125

December 31, 1995                                   $2.500           $1.375
March 30, 1996                                      $1.690           $1.440
June 30, 1996                                       $4.680           $1.810
September 30, 1996                                  $4.310           $2.500

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

Quarter Ending                                     High Bid          Low Bid
- --------------                                     --------          -------
September 30, 1996                                  $0.50             $0.48
December 31, 1996                                   $0.680            $0.12
December 31, 1996 through January 14, 1997
                                                    $0.12             $0.12

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 Fiscal Year Ended September 30,
                                           1997              1996             1995              1994             1993
                                           ----              ----             ----              ----             ----
Selected Statements of Operations Data
Revenues                                  $   28,636       $    24,538     $    3,277        $   29,764        $   44,655
                                          ===========      ===========     ==========        ===========       ==========
Loss Before Extraordinary Item           ($2,348,898)     ($2,597,937)    ($1,772,429)      ($2,604,658)      ($3,671,988)
Extraordinary Gain on Debt
 Extinguishment                                   --               --      $1,781,128                --                --
                                         ------------     -----------      ----------        ----------        ----------
Net Income (Loss)                        ($2,348,898)     ($2,597,937)     $    8,699       ($2,604,658)      ($3,671,988)
                                         ===========       ==========       =========        ==========        ==========

Loss per Common Share:
  Loss Before Extraordinary Item              ($0.26)          ($0.42)         ($0.93)           ($2.41)           ($3.32)
  Extraordinary Gain on Debt
   Extinguishment                                 --               --           $0.93                --                --
                                                ----             ----            ----              ----              ----
  Net Income (Loss) per Common Share          ($0.26)          ($0.42)             --            ($2.41)           ($3.32)
                                              ======           =======         ======            =======           =======

Weighted Average Number of Common
  Shares                                   9,075,433        5,843,633       1,907,431         1,227,222         1,214,526
                                           =========        =========       =========         =========         =========

Selected Balance Sheet Data
Working Capital (Deficiency)             ($  676,139)      $    8,109       ($ 770,388)     ($4,128,894)      ($2,136,596)
                                           ==========       =========       ==========       ==========        ==========
Total Assets                              $  347,131       $  961,964       $1,275,296       $  199,751       $   211,072
                                           =========        =========        =========        ==========       ==========
Total Liabilities                         $  814,125       $  632,589       $2,431,304       $4,166,080        $2,168,543
                                           =========        =========        =========        =========        ==========
Shareholders' Equity (Deficit)           ($  466,994)      $  329,375      ($1,156,008)     ($3,966,329)      ($1,957,471)
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

                                           FINGERMATRIX, INC.

Date:    August 3, 1999                    /S/________________________________
                                              Lewis S. Schiller
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                    Date
- ---------                    ----                                     ----

/S/________________          Chief Executive Officer and         August 3, 1999
Lewis S. Schiller            Chairman of the Board
                             (Principal Executive and
                             Accounting Officer)

/S/________________          President                           August 3, 1999
Fred Zivitofosky

/S/________________          Secretary and Vice-President        August 3, 1999
Grazyna B. Wnuk

/S/________________          Director                            August 3, 1999
Gerald Kay