Form 10-K/A
period 1998-09-30
FINGERMATRIX INC
filed 1999-08-03
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ______________ to
- -------------.

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

Title of Each Class                       Outstanding shares as of July 23, 1999
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

DOCUMENTS INCORPORATED BY REFERENCE

         None

Purpose of Amendment

Part II, Item 5., " Market for Registrant's Common Equity and Related Stockholder Matters" in order to include the correct ticker symbol which is FINX and Part IV, Exhibit 23 which was omitted from the original filing.

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

Quarter Ending                                     High Bid          Low Bid
- --------------                                     --------          -------
December 31, 1997                                   $0.750           $0.170
March 31, 1998                                      $0.375           $0.190
June 30, 1998                                       $0.270           $0.063
September 30, 1998                                  $0.160           $0.040

December 31, 1996                                   $3.000           $1.625
March 30, 1997                                      $2.125           $1.3125
June 30, 1997                                       $2.875           $1.3125
September 30, 1997                                  $1.375           $0.3125


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

2. Financial Statement Schedules
         None

3. Reports on Form 8-K
         None

4.      Exhibits

 1      Certificate of Incorporation(1)
 3.2    By-laws(1)
23      Consent of Independent Auditors
27      Financial Data Schedule.(2)
- -------
(1) Filed as an exhibit to the Company's prior annual reports on Form 10-K and incorporated herein by reference. 2 Filed only to the SEC in electronic format.

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

/S/________________          Chief Executive Officer and         August 3, 1999
Lewis S. Schiller            Chairman of the Board
                             (Principal Executive and
                             Accounting Officer)

/S/________________          President                           August 3, 1999
Fred Zivitofosky

/S/________________          Secretary and Vice-President        August 3, 1999
Grazyna B. Wnuk

/S/________________          Director                            August 3, 1999
Gerald Kay

                                                                      EXHIBIT 23

FARBER, BLICHT & EYERMAN, LLP
- --------------------------------------------------------------------------------
Certified Public Accountants
255 Executive Drive, Suite 215           Telephone: (516) 576-7040
Plainview, NY 11803-1715                 Facsimile:  (516) 576-1232


                         CONSENT OF INDEPENDENT AUDITORS


     We hereby consent to the inclusion of our report on the 1998 financial statements and schedules of Fingermatrix, Inc., included in the Annual Report on Form 10-K of Fingermatrix, Inc. for the year ended September 30, 1998.



Plainview, New York
August 2, 1999

                                      Ex-23