Form 10-K
period 1998-12-31
FINGERMATRIX INC
filed 1999-09-13
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended September 30, 1998.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from Pctober 1, 1998 to December 31, 1998.

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                   Outstanding shares as of September 8, 1999
-------------------                   ------------------------------------------

Common Stock, par value 0.01 per share                   20,000,000

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

         As of September 8, 1999, the aggregate market value of the common equity held by non-affiliates approximated $9 million.

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

Business of the Company Prior to the Cessation of Operations in October 1997

         Prior to the cessation of operations in October 1997, the Company was developing various electronic fingerprint identification systems including, (1) the Single Fingerprint Access System, a ready-to-sell single fingerprint access system known as CHEK/ONE which allowed for the enrollment of the fingerprint(s) of individuals, assignment of a PIN or other identifying characteristic to these enrollees, and use of the combination of PIN and fingerprint to gain access to certain privileges which was intended for use in commercial, industrial, and government applications where secure control of access is required and (2) the Forensic Quality Ten Print Scanner and Booking Station to be marketed to law enforcement agencies. During the period from October 1995 through December 1998, the Company had aggregate revenues of approximately $53,000, and net losses aggregating approximately $5,201,000 during the same period. Prior to the cessation of the Company's operations in October 1997, the Company employed 13 persons. Such employees were non unionized and were employed on an at will basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 19, 1995, the date that the Company's securities were distributed pursuant to the Second Amended Plan of Reorganization dated as of March 10, 1995, the Company's common stock has been traded on the Over-the-Counter ("OTC") Bulletin Board under the symbol FINX. As such, the following table sets forth the reported high and low bid prices of the common stock for the quarters ended December 31, 1996 through September 30, 1998 and for the three month transition period ended December 31, 1998. Such OTC bid quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Three Month Transition Period Ended                High Bid         Low Bid
-----------------------------------                --------         -------
December 31, 1998                                   $0.063           $0.02

Quarter Ending                                     High Bid         Low Bid
--------------                                     --------         -------
December 31, 1997                                   $0.750           $0.170
March 31, 1998                                      $0.375           $0.190
June 30, 1998                                       $0.270           $0.063
September 30, 1998                                  $0.160           $0.040

December 31, 1996                                   $3.000           $1.625
March 30, 1997                                      $2.125           $1.3125
June 30, 1997                                       $2.875           $1.3125
September 30, 1997                                  $1.375           $0.3125

         On September 8, 1999 the low and high bid price per share for the Company's common stock was $0.48 and $0.41, respectively.

         As of September 8, 1999, there were approximately 6,802 holders of record of the Company's common stock.

         No cash dividends have been paid to the holders of the Common Stock during the three month transition period ended December 31, 1998 or the fiscal years ended September 30, 1998, 1997 and 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                                           Three
                                           Month
                                        Transition
                                          Period
                                          Ended
                                         December
                                            31,                  Fiscal Year Ended September 30,
                                           1998              1998           1997           1996           1995           1994
                                           ----              ----           ----           ----           ----           ----
Selected Statements of Operations Data
Revenues                                   $       --        $       --     $   28,636     $   24,538     $    3,277     $   29,764
                                           ==========        ==========     ==========     ==========     ==========     ==========
Loss Before Extraordinary Item            ($   45,285)      ($  209,170)   ($2,348,898)   ($2,597,937)   ($1,772,429)   ($2,604,658)
Extraordinary Gain on Debt
 Extinguishment                                    --                --             --             --     $1,781,128             --
                                           ----------        ----------     -----------    ----------     ----------     ----------
Net Income (Loss)                         ($   45,285)      ($  209,170)   ($2,348,898)   ($2,597,937)    $    8,699    ($2,604,658)
                                           ==========        ==========     ==========     ==========     ==========     ==========

Loss per Common Share:
  Loss Before Extraordinary Item                   --            ($0.02)        ($0.26)        ($0.42)        ($0.93)        ($2.41)
  Extraordinary Gain on Debt
   Extinguishment                                  --                --             --             --          $0.93             --
                                                 ----              ----           ----           ----           ----           ----
  Net Income (Loss) per Common Share               --            ($0.02)        ($0.26)        ($0.42)        ($0.93)        ($2.41)
                                                 ====             =====          =====          =====          =====          =====

Weighted Average Number of Common
  Shares                                    9,429,400         9,429,400      9,075,433      5,843,633      1,907,431      1,227,222
                                            =========         =========      =========      =========      =========      =========

Selected Balance Sheet Data
Working Capital (Deficiency)               ($ 912,834)       ($ 871,101)   ($  676,139)    $    8,109     ($ 770,388)   ($4,128,894)
                                            =========         =========     ==========     ==========      =========     ==========
Total Assets                                $ 191,385         $ 195,101     $  347,131     $  961,964      $1,275,296    $  199,751
                                            =========         =========     ==========     ==========      ==========    ==========
Total Liabilities                           $ 912,834         $ 871,265     $  814,125     $  632,589      $2,431,304    $4,166,080
                                            =========         =========     ==========     ==========      ==========    ==========
Shareholders' Equity (Deficit)             ($ 721,449)       ($ 676,164)   ($  466,994)    $  329,375     ($1,156,008)  ($3,966,329)
                                            =========         =========     ==========     ==========      =========     ==========

         All share and per share information has been retroactively adjusted to reflect 0.7 for 1 stock split effected April 1996.

Item 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and notes thereto annexed hereto.


Liquidity and Capital Resources

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" of the 1996 Form 10-K, Part II, Item 7, as to Registrant's lack of revenues and dependence upon the sale of its securities to fund the operations of the Registrant. Such dependence continued through October 1997 and during the fiscal year ended September 30, 1998 and the three month transition period ended December 31, 1998 the Registrant had no revenues. Due to the lack of any revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital. In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises. The Company has not conducted any business operations since October 15, 1997, other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner. Such efforts were unsuccessful.

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

For the Three Month Transition Period Ended December 31, 1998 and the Year Ended September 30, 1998

         On October 15, 1997, the Company ceased operations. During the three month transition period ended December 31, 1998 and the fiscal year ended September 30, 1998 the Company had no revenues and incurred selling, general and administrative expenses of $32,349 and $158,900, respectively, and interest and amortization of debt expense of $12,936 and $50,270, respectively.

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

For the Year Ended September 30, 1996

         During this annual period, the Registrant had no sales revenue. The prior fiscal year, as noted below, had revenues of $268. Research and development costs were $1,358,059 as compared to the prior fiscal year of $751,437. These increased research and development costs were attributable to refining the operation of the Chek/One, attempting to achieve FBI standards for the Chek/Ten, and manufacturing proto-types for the Chek/One, Chek/Ten and the Booking Station for "beta testing" by prospective customers. Selling, general and administrative costs for this fiscal year were $1,203,020 as contrasted to $701,246 in the prior fiscal year. The approximate $502,000 increase in these costs were in part attributable to having five additional full time employees plus five other employees who had worked for only part of the prior fiscal year. In addition, approximately $120,000 was paid in accounting and legal fees to enable the Registrant to update the disclosure and financial statements required under the S12 of the Securities Exchange Act for the three prior fiscal years and a four month stub period. The debt expense on the moneys owed to SIS Capital Corp. pursuant to the Second Amended Plan of Reorganization of $61,396 as compared to $62,985 in the prior year.

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

         The following sets forth information concerning the directors and executive officers of the registrant as of December 31, 1998.

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

         All of the four directors of the Company as of December 31, 1998 were appointed as directors pursuant to the Bankruptcy Plan at its effective date of April 17 and were re-elected at the annual meeting of the Company on August 6, 1996. As of December 31, 1998 the only executive officers of the Company were Thomas T. Harding, President and Gordon R. Molesworth, Secretary. Mr. Harding also performed the functions of Treasurer, as required. While Mr. Molesworth's company, Molesworth Associates, Inc., received compensation as a consultant to the Company, only Mr. Harding is an employee of the Company. The non-employee directors each received options under a Director Stock Option Plan to purchase 75,000 shares of Common Stock at an exercise price of $2.375 per share, the market price on July 21, 1995, the date of the grant of the option. While the options granted to each non-employee director was 75,000 shares, only 37,500 shares were exercisable during the first year following the grant and thereafter, on each of the anniversary date of the grant options to purchase 12,500 shares became exercisable, provided the non-employee director was still a director of the Company. Upon their resignations in 1999, all of the directors options expired.

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

Item 11. Executive Compensation

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company in excess of $100,000 (on an annualized basis) during the three month transition period ended December 31, 1998 and the fiscal years ended September 30, 1998, 1997 and 1996.

                                                                                     Long-term Compensation
                                                                                     ----------------------
                                            Annual Compensation                 Awards                    Payouts
                                            -------------------                 ------                    -------
                                                       Other                 Securities    Long-term
                                                       Annual    Restricted  Underlying     Incentive    All Other
                                                       Compen-      Stock      Options/        Plan       Compen-
Name and Principal Position        Salary     Bonus    sation       Awards       SARs        Payments      sation
---------------------------        ------     -----    ------       ------       ----        --------      ------
Thomas T. Harding
(Chief Executive Officer)

Three Month Transition Period
 Ended December 31, 1998               --        --      --           --         --              --           --
Year ended September 30, 1998          --        --      --           --         --              --           --
Year ended September 30, 1997    $111,336        --      --           --         --              --           --
Year ended September 30, 1996    $140,000     (2)--      --        (2)--         --              --           --


Gordon R. Molesworth
(Treasurer)

Three Month Transition Period
 Ended December 31, 1998               --        --      --           --         --              --           --
Year ended September 30, 1998          --        --      --           --         --              --           --
Year ended September 30, 1997          --        --      --           --         --              --           --
Year ended September 30, 1996       (3)--        --      --           --      (4)--              --           --


(1) The Company ceased operations on October 15, 1997 and no salaries were paid for the three month transition period ended December 31, 1998 and the year ended September 30, 1998.

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

         Mr. Harding and the Company entered into an employment agreement which commenced on the confirmation of the Bankruptcy Plan (April 17, 1995). The employment agreement was automatically renewed on April 17, 1996 for one year and expired during April 1996. Subsequent to the agreement's expiration, the Company extended the agreement on a month to month basis. His annual salary under the employment agreement was $140,000. As additional compensation to Mr. Harding, the employment agreement provided that he was to receive, and he did receive on January 5, 1996, without any payment on his part, 115,000 shares of the Common Stock, having a bid price of $1.875 per share. He also obtained an option to purchase 237,500 shares of the Common Stock at an exercise price equal to the "bid" price at the close of business on July 21, 1995 ($2 3/8 per share) in accordance with the Employee Stock Option Plan and which would expire July 21, 2005. The stock and the options were in discharge of options contemplated to be granted under the Bankruptcy Plan to Mr. Harding. Mr. Harding was reimbursed for all reasonable and necessary expenses which he incurred in the performance of his duties. The Company paid him in July 1995, the sum of $7,000 for relocating himself and his family to the New York City area. Apart from the right to participate as an employee in whatever employee benefit plans the Company shall afford to its employees, Mr. Harding received no other benefits and compensation other than those set forth above.

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

         As of December 31, 1998, the following ESOP options have been granted to officers and employees of the Company:

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


Non-Employee Directors' Stock Option Plan

         The Bankruptcy Plan provided for 125,000 A-Warrants to be issued to each of the non-employee directors. In July 1995, the directors of Registrant waived their rights to the A-Warrants and in lieu thereof adopted a Director Stock Option Plan ("DSOP"). At the annual shareholders' meeting held on August 6, 1996, the shareholders approved the DSOP as well as the options that had been granted thereunder to non-employee directors. The maximum number of shares of the Common Stock which shall be reserved for the DSOP options is 500,000 shares. The options under DSOP are effective for ten years from DSOP's effective date, July 21, 1995. Accordingly all DSOP options expire on July 21, 2005. DSOP is not an incentive stock option plan. As of December 31, 1998, there were three non-employee directors, namely, Messrs. Molesworth, Lukash, and Sonnenfeld who each have options to purchase 75,000 shares of Common Stock at the fair market value of the Common Stock as of July 21, 1995, which was $2.375 per share. Of the options to purchase 75,000 shares of Common Stock, only options to purchase 37,500 shares of Common Stock were exercisable during the first year of the grant. On each anniversary date after the grant, options to purchase 12,500 shares of Common Stock become exercisable, up to a total of 37,500 shares, provided the non-employee director is still a director on the Company's Board of Directors on each anniversary date. Accordingly, as of December 31, 1998, each of the non-employee directors have options to purchase 62,500 shares of Common Stock. Any new directors appointed or elected after the effective date are awarded option to purchase 25,000 shares of Common Stock at the fair market value of a share on the date of appointment or election. On each anniversary of the effective date the non-employee directors, if they are still in office shall be entitled to an option to purchase an additional 12,500 shares at the fair market value per share on such anniversary. Fair market value is determined in the same manner as the ESOP, except that if there is no market for the shares, then the Board of Directors in their discretion determine the price. Upon their resignations in 1999, all of the directors' options expired.

         Options to purchase 50,000 shares, granted to Lewis Schiller, were vitiated upon his resignation on October 21, 1996.

401-K Plan

         Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three month transition period ended December 31, 1998 and the three years ended September 30, 1998 the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Non-Management Persons Having More Than A 5% Interest In Registrant's Securities

         The following table sets forth information as of December 31, 1998 with respect to those persons who are not part of the Registrant's Management known to the Registrant to be the beneficial owner of more than five percent (5%) of Registrant's one class of voting securities, common stock ($.01 par value): Name and Address of Beneficial Owner Number of Percent of Class

                                                 Number of     Percent of
Name and Address of Beneficial Owner            Shares Held      Class
------------------------------------            -----------      -----
PT. Dolak Permi (b)                               1,500,000        16%
Tampa Firemen's Fund                                540,120         6%


Management Security Ownership

         The following table sets forth information as of December 31, 1998 with respect to the beneficial holdings of Management with respect to the Common Stock and other options held:

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

(d) Mr. Lukash received an option to purchase 75,000 shares of New Common Stock pursuant to the Directors Stock Option Plan, of which only 62,500 shares were exercisable at December 31, 1998. Such options expired upon the director's resignation.

(e) Mr. Sonnenfeld acquired his shares of the Common Stock as a general unsecured creditor under the Plan. In addition, as a director he received an option to purchase 75,000 shares of New Common Stock in accordance with the Directors Stock Option Plan upon approval by shareholders, of which only 62,500 shares were exercisable. at December 31, 1998. Such options expired upon the director's resignation.

Item 13.  Certain Relationships and Related Transactions

SIS Capital Corp. and Shareholder Alliance

         Pursuant to the Bankruptcy Plan, the Company owed SIS Capital Corp., a company for which Lewis S. Schiller was CEO and President, a principal sum of $1,067,000. As of September 30, 1997, there was owed $217,000 plus interest currently at 8% per annum. During April of 1998, Mr. Schiller negotiated a settlement whereby the Company was no longer required to repay said sum of $217,000.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements
      F-1         Report of Farber, Blicht & Eyerman, LLP Independent Certified
                   Accountants
   F-2 & F-3      Balance Sheets as of September 30, 1998 and 1997
   F-4 & F-5      Statements of Operations for the Fiscal Years Ended
                   September 30, 1998, 1997 and 1996
   F-6 - F-19     Statements of Stockholders' Equity (Deficiency) for the Fiscal
                   Years Ended September 30, 1998, 1997 and 1996
  F-20 - F-21     Statements of Cash Flows for the Fiscal Years Ended
                   September 31, 1998, 1997 and 1996
  F-22 - F-23     Consolidated Statement of Changes in Financial Position
  F-24 - F-40     Notes to Consolidated Financial Statements
      F-41        Consent of Independent Auditors

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

                                           FINGERMATRIX, INC.

Date:    September 9, 1999                 /s/________________________________
                                              Lewis S. Schiller
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following personal on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                    Date
---------                    ----                                     ----

/s/________________          Chief Executive Officer and       September 9, 1999
Lewis S. Schiller            Chairman of the Board
                             (Principal Executive and
Accounting Officer)

/s/________________          President                         September 9, 1999
Fred Zivitofosky

/s/________________          Secretary and Vice-President      September 9, 1999
Grazyana B. Wnuk

/s/________________          Director                          September 9, 1999
Gerald Kay

                               FINGERMATRIX, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               December 31, 1998,
                        SEPTEMBER 30, 1998, 1997 AND 1996

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


 To the Board of Directors
  and Stockholders of
 Fingermatrix, Inc.
 Dobbs Ferry, NY

        We have audited the accompanying balance sheets of Fingermatrix, Inc. (a development stage company) as of December 31, 1998, September 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency in assets), and cash flows for the three months ended December 31, 1998 and each of the three years ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fingermatrix, Inc. as of December 31, 1998, September 30, 1998 and 1997, and the results of operations and its cash flows for the three months ended December 31, 1998 and each of the three years ended September 30, 1998 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1a and 2 to the financial statements, the Company is a development stage company that emerged from bankruptcy in April, 1995, generated no significant revenues in 1998, 1997 and 1996, and has limited working capital at December 31, 1998. In 1997, the Company suspended its operations and in April, 1999, its net tangible assets were acquired for $90,000 pursuant to a plan of reorganization and recapitalization, which included the acquisition of a controlling interest by another corporation. The operations of the Company subsequent to the change in control will be that of the acquiring corporation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements include a valuation adjustment for inventory and property and equipment as a result of these circumstances.

                                     FARBER, BLICHT & EYERMAN, LLP

 Plainview, New York
 August 13, 1999

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                         December 31,         September 30,
                                         ------------         -------------
                                             1998           1998         1997
                                             ----           ----         ----
 Current assets:
  Cash and cash equivalents               $       -       $    164     $ 34,566
  Prepaid insurance                               -              -      100,241
  Other current assets                            -              -        3,179
                                          ---------       --------     --------
 Total current assets                             -            164      137,986
                                          ---------       --------     --------

 Property, plant and equipment -
  at net realizable value:                   90,000         90,000       90,000
                                          ---------       --------     --------
 Other assets:
  Patents                                   241,533        241,533      241,533
  Less accumulated amortization             140,148        136,596      122,388
                                          ---------       --------     --------
                                            101,385        104,937      119,145
                                          ---------       --------     --------
 Total assets                             $ 191,385       $195,101     $347,131
                                          =========       ========     ========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                         December 31,           September 30,
                                         ------------           -------------
                                             1998           1998             1997
                                             ----           ----             ----

Current liabilities:
 Accounts payable -  trade               $    274,166     $    260,533       $    194,983
 Accrued expenses                             113,668           85,732            119,142
 Notes payable                                525,000          525,000            500,000
                                         ------------     ------------       ------------
Total current liabilities                     912,834          871,265            814,125
                                         ------------     ------------       ------------
Comments, commitments and contingencies

Stockholders' equity
 (deficiency in assets):
  Common stock - $.01 par value:
   20,000,000 shares authorized;
   9,429,400 shares issued and
   outstanding                                 94,294           94,294             94,294
  Additional paid in capital               61,993,172       61,993,172         61,993,172
  Deficit accumulated during
   the development stage                  (62,808,915)     (62,763,630)       (62,554,460)
                                          ------------     ------------       ------------
Stockholders' equity (deficiency
 in assets)                                  (721,449)         (676,164)          (466,994)
                                          ------------     -------------      -------------
Total liabilities and stockholders'
 equity (deficiency in assets)           $    191,385      $    195,101       $    347,131
                                         ============      ============       ============


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                  Three Months
                                     ended                                                          From Inception
                                  December 31,            Years ended September 30,                 (May 1976) to
                                  ------------            -------------------------                 December 31,
                                      1998           1998            1997           1996              1998  (*)
                                      ----           ----            ----           ----            -------------
Revenues:
 Sales and service contracts         $         -     $         -     $    24,308     $          -    $  3,457,058
 Interest income                               -               -           4,328           24,538       2,821,481
                                     -----------     -----------     -----------      -----------    ------------
     Total                                     -               -          28,636           24,538       6,278,539
                                     -----------     -----------     -----------      -----------    ------------

Costs and Expenses:
 Cost of sales                                 -               -               -                -       2,008,190
 Write down of assets                          -               -         191,983                -       2,342,286
 Research and development                      -               -       1,229,143        1,358,059      22,946,454
 Selling, general and
  administrative                          32,349         158,900         928,032        1,203,020      34,760,335
 Bankruptcy administration costs               -               -               -                -         714,092
 Interest and amortization
  of debt expense                         12,936          50,270          28,376           61,396         760,743
 Amortization of deferred
  compensation - stock options                 -               -               -                -       4,808,788
 Loss from investment in
  Unimark Credit Systems, Inc.                 -               -               -                -       1,145,768
 Liquidation damages                           -               -               -                -         702,118
                                     -----------     -----------     -----------      -----------       ----------
     Total costs and expenses             45,285         209,170       2,377,475        2,622,475       70,188,774
                                     -----------     -----------     -----------      -----------       ----------
Loss before extraordinary item           (45,285)       (209,170)     (2,348,898)      (2,597,937)     (63,910,235)
Extraordinary credit - gain on
 debt restructuring                            -               -               -                -        1,781,128
                                     -----------     -----------     -----------      -----------     ------------
Net income (loss)                    $   (45,285)    $  (209,170)    $(2,348,898)     $(2,597,937)    $(62,129,107)
                                     ===========     ===========     ===========      ============    =============

(*) Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                   (Continued)

                                  Three Months
                                     ended
                                  December 31,            Years ended September 30,
                                  ------------            -------------------------
                                      1998           1998            1997           1996
                                      ----           ----            ----           ----
Loss per common share (*):
  Before extraordinary credit     $       -      $    (.02)     $    (.26)      $    (.42)
  Extraordinary credit                    -              -              -               -
                                  ---------      ---------      ---------       ---------
Loss per common share             $       -      $    (.02)     $    (.26)      $    (.42)
                                  =========      =========      =========       =========

Weighted average number
 of shares outstanding (*)        9,429,400      9,429,400      9,075,433       5,843,633
                                  =========      =========      =========       =========


(*) Retroactively adjusted to reflect reverse .07 for 1 stock split effected in April, 1996, concurrent with bankruptcy plan confirmation.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                     (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                      (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                    (continued)

(*)  Not covered by Auditors' Report.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                        (continued)

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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
                                                                                     (continued)

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                FROM INCEPTION (MAY, 1976) TO DECEMBER 31, 1998

                                                    Common Stock
                                        -----------------------------------   Additional      Development
                                                      Price       Par Value     Paid in          Stage
                                        Shares      Per Share       Total       Capital         Deficit            Total
                                        ------      ---------       -----       -------         -------            -----
Balance, September 30, 1996           8,206,150                    $82,062    $60,452,875     $(60,205,562)    $  329,375

Warrants exercised                      174,779   $.01 to 2.00       1,747        347,061                -        348,808

Shares issued as
 reimbursement for
 professional fees incurred
 by stockholders' alliance                1,714       $1.75             17          2,983                -          3,000
Shares issued pursuant to
 private placement                      500,000       $1.00          5,000        495,000                -        500,000

Shares issued pursuant to
 Regulation S offering                  361,275       $1.30          3,613        465,587                -        469,200

Shares issued pursuant
 Regulation D offering                  185,482       $1.25          1,855        229,666                -        231,521

Net loss for the year                         -                          -              -       (2,348,898)    (2,348,898)
                                      ---------                    -------    -----------     ------------     ----------
Balance, September 30, 1997           9,429,400                    $94,294    $61,993,172     $(62,554,460)    $ (466,994)

Net loss for the year                         -                          -              -         (209,170)      (209,170)
                                      ---------                    -------    -----------     ------------     ----------
Balance, September 30, 1998           9,429,400                    $94,294    $61,993,172     $(62,763,630)    $ (676,164)
                                      =========                    =======    ===========     ============     ==========
Net loss for the three months
 ended December 31, 1998                      -                          -              -          (45,285)       (45,285)
                                      ---------                    -------    -----------     ------------     ----------
Balance, December 31, 1998            9,429,400                    $94,294    $61,993,172     $(62,808,915)    $ (721,449)
                                      =========                    =======    ===========     ============     ==========


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                      Three
                                                      Months                                                           From June 1,
                                                      ended                                                               1988 to
                                                   December 31,                         Years ended September 30,      December 31,
                                                   ------------                         -------------------------      ------------
                                                       1998                 1998           1997          1996          1998(*)
                                                       ----                 ----           ----          ----          ------
Cash flows from operating activities:
  Loss before extraordinary credit                 $(   45,285)        $(  209,170)   $(2,348,898)   $(2,597,937)   $(34,538,122)
  Extraordinary credit                                       -                   -              -              -       1,781,128
                                                   -----------         -----------    -----------    -----------    ------------
Net income (loss)                                      (45,285)           (209,170)    (2,348,898)    (2,597,937)    (32,756,994)
                                                   -----------         -----------    -----------    -----------    -------------
Adjustments to reconcile net income
 (loss) to net cash used in
 operating activities:
  Extraordinary credit - gain on
   debt restructuring                                        -                   -              -              -      (1,781,128)
  Depreciation and amortization                          3,552              14,208         74,538         45,104       1,293,484
  Amortization of deferred compensation
   stock options                                             -                   -              -              -       3,923,202
  Write-off of certain assets                                -                   -        106,343              -         363,904
  Allowance for doubtful accounts                            -                   -              -              -          70,354
  Gain on sale of property and equipment                     -                   -              -              -            (500)
  Loss from Unimark Credit System, Inc.                      -                   -              -              -         470,374
  Settlement of liabilities in
   exchange for common stock                                 -                   -          3,000        131,773         299,921

Changes in assets and liabilities:
 Decrease in accounts receivable                             -                   -              -              -          17,429
 Decrease in interest receivable                             -                   -              -              -         364,055
 (Increase) decrease in loans receivable
  from employees                                             -                   -              -              -           8,459
 Increase in inventory                                       -                   -              -        (78,870)      1,506,033
 (Increase) decrease in prepaid expenses
  and other current assets                                   -             103,420         53,422        (27,362)        233,788
 (Increase) decrease in deposits                             -                   -         13,605           (800)              -
 (Decrease) increase in accounts
  payable                                               13,633              65,550        193,692        (33,674)      2,081,774
 (Decrease) increase in accrued
  expenses                                              27,936             (33,410)        (7,317)      (548,593)        879,718
                                                   -----------          -----------     ----------    ------------     ---------
Total adjustments                                       45,121             149,768        437,283       (512,422)      9,730,867
                                                   -----------          -----------     ----------    ------------   ------------
Net cash used in operating activities                     (164)            (59,402)    (1,911,615)    (3,110,359)    (23,026,127)
                                                   -----------          -----------     -----------   ------------   ------------

(*)  Not covered by Auditors' Report.


                       See notes to financial statements.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                   Three Months                                                        From June 1,
                                                      ended                                                               1998 to
                                                   December 31,                         Years ended September 30,      December 31,
                                                   ------------                         -------------------------      ------------
                                                       1998                 1998           1997          1996          1998(*)
                                                       ----                 ----           ----          ----          ------
Cash flows from investing activities:
  Expenditures for property and equipment          $         -         $         -    $    (3,495)   $  (193,383)   $  (337,736)
  Expenditures for patents                                   -                   -              -        (17,148)      (203,661)
  Proceeds from sale of property and
   equipment                                                 -                   -              -              -          3,500
  Payment for covenant not to compete                        -                   -              -              -       (100,000)
  Investment in Unimark Credit System,Inc.                   -                   -              -              -       (111,333)
                                                   -----------          ----------    -----------    -----------    ------------
Net cash used in investing activities                        -                   -         (3,495)      (210,531)      (749,230)
                                                   -----------          ----------    -----------    -----------    ------------

Cash flows from financing activities:
 Payment from (to) restricted cash account                   -                   -              -         31,825               -
 Payments to creditors as part of
  debt restructuring                                         -                   -        (87,839)      (663,823)     (1,197,786)
 Proceeds from notes payable                                 -              25,000        400,000              -       3,185,811
 Proceeds from shares issued, pursuant
  to private placements                                      -                   -      1,200,721        500,000       6,654,635
 Repayment of notes payable                                  -                   -       (317,000)             -        (317,000)
 Proceeds from exercise of stock
  warrants and options                                       -                   -        348,808      2,790,297       3,974,962
 Payments under capitalized leases                           -                   -              -              -         (50,109)
 Payment of dividends                                        -                   -              -              -        (233,940)
 Proceeds from public offering                               -                   -              -              -       2,686,521
 Payments from employee                                      -                   -              -              -          27,225
                                                   -----------          ----------    -----------     ----------    ------------
Net cash flows provided by financing
 activities                                                  -              25,000      1,544,690      2,658,299      14,730,319
                                                   -----------          ----------    -----------     ----------    ------------

Net increase (decrease) in cash and
 cash equivalents                                         (164)            (34,402)      (370,420)      (662,591)     (9,045,038)
Cash and cash equivalents at beginning
 of period                                                 164              34,566        404,986      1,067,577       9,484,590
                                                   -----------          ----------    -----------     ----------    ------------
Cash and cash equivalents at end of period         $         -          $      164    $    34,566     $  404,986    $    439,552
                                                   ===========          ==========    ===========     ==========    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                        $         -          $        -    $    32,538     $    73,071   $   149,318
                                                   ===========          ==========    ===========     ===========   ===========

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


     Note 1.  Summary of Significant Accounting Policies

              a.  Organization, history and basis of presentation

                    The Company was incorporated in the State of New York in May, 1976. For the period from its inception through December 31, 1998, the Company has been in the development stage and, accordingly, has directed its efforts and resources to develop and prototype its development and production planning of its electronic fingerprint identification systems. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal Bankruptcy Code until September, 1995, at which date a Trustee was appointed. On March 31, 1996, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's Management was transferred to a Board of Directors.

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


     Note 1.  Summary of Significant Accounting Policies (continued)

              a. Organization, history and basis of presentation (continued)

                    The financial statements have been prepared assuming that the Company will continue as a going concern which is dependent upon the successful completion of the Company's development program, generating sufficient sales to obtain profitable operations and its ability to obtain additional working capital or financing. During the period from October, 1995 through December, 1998, the Company had aggregate revenues of approximately $53,000 while incurring losses aggregating approximately $5,201,000 during the same period. Additionally, the Company has an accumulated deficit of approximately $62,809,000 as of December 31, 1998. Due to the lack of any meaningful revenue stream and a working capital shortage, in early 1998, the Company suspended its operations and concentrated its efforts on raising working capital which raises substantial doubt about the Company's ability to continue as a going concern (Note 2). In the interim, the landlord seized all furniture, fixtures, inventory and equipment at the Company's premises and sold them to Trinity for $90,000 (Note 5).

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

              e. Research and development

                    The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Accordingly, certain software development costs incurred will be capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts will be amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Amortization of capitalized software costs will be charged to cost of product revenues and cost of services revenues. As testing of the Company's products has not been completed, no software development costs have been capitalized from inception through September 30, 1997. Research and development expenditures are charged to research and development in the period incurred. There were no research and development expenditures for the three months ended December 31, 1998 and the year ended September 30, 1998, but said expenditures aggregated approximately $1,229,000 and $1,358,000 for each of the two years ended September 30, 1997 and 1996, respectively.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


     Note 1.  Summary of Significant Accounting Policies (continued)

              f. Patents and intangible assets

                    The cost of obtaining patents is amortized on the straight-line method over 17 years. Patent application costs are deferred until a patent is received or the application is abandoned. The Company did not incur any patent application costs during the current two years and three months while for the year ended September 30, 1996, said costs aggregated $17,148. Costs incurred to maintain patents in good standing are expensed as incurred. Amortization of patent costs was $3,552 for the three months ended December 31, 1998 and $14,208 for each of the years ended September 30, 1998 and 1997 and $13,219 for the year ended September 30, 1996.

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


     Note 1.  Summary of Significant Accounting Policies (continued)

              j. Deferred income taxes

                    During 1997, the Company adopted Statement of financial Accounting Standards No. 109, "Accounting for Income Taxes' ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect. These timing differences result substantially from the differences between the tax bases of assets and liabilities and their bases for financial reporting purposes, the gain on sale of vehicles and the allowance for liability insurance claims. In addition, SFAS 109 requires the recognition of future tax benefits resulting from the utilization of net operating losses.

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

              m. Fair value of financial instruments

                    In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, which requires entities with total assets less than $150 million to disclose the fair value of financial instruments recognized in the balance sheet. At December 31, 1998, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of December 31, 1998 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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


Note 4.  Accrued Expenses

                    Details of accrued expenses as of December 31, 1998 and September 30, 1998 and 1997 are as follows:

                                       December 31,   September 30,
                                          1998        1998     1997
                                          ----        ----     ----
Insurance                              $ 24,072     $24,072  $ 92,000
Interest                                 74,596      61,660    11,390
Salaries                                      -           -     8,704
Other                                         -           -     7,048
Professional fees                        15,000           -         -
                                       --------     -------  --------
                                       $113,668     $85,732  $119,142
                                       ========     =======  ========

Note 5.  Long-term Debt

         As of December 31, 1998 and September 30, 1998 and 1997, long-term debt is comprised of the following:

                                       December 31,      September 30,
                                          1998           1998     1997
                                          ----           ----     ----

 Note payable - SIS Capital Corp.
("SIS") post- petition financing;
note in the original amount of
$1,067,000 bears interest at prime,
plus 2% (8.5% and 10.25% at
December 31, 1998, September 30,
1998 and 1997, respectively); the
principal balance and all accrued
interest was payable April 19, 1997
(as of December 31, 1998, September
30, 1998 and 1997, related accrued
interest aggregated $15,396,
$13,224 and $15,552, respectively)

                                       $100,000      $100,000  $100,000
                                       --------      --------  --------
Sub-total                              $100,000      $100,000  $100,000
                                       --------      --------  --------

           FINGERMATRIX, INC.
      (A DEVELOPMENT STAGE COMPANY)

      NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


Note 5.  Long-term Debt (continued)

                                       December 31,      September 30,
                                          1998           1998     1997
                                          ----           ----     ----

Balance forward                        $100,000      $100,000  $100,000

 Convertible 10% subordinated notes
maturing on June 30, 1998; notes
are convertible at the holder's
option, each $.70 of principal owed
on the note is convertible into one
share of the Company's common stock
(a)

                                        200,000       200,000   200,000

 Subordinated promissory note
payable bearing interest at 10% per
annum maturing on August 26, 1998.
Said note includes 200,000 warrants
where each warrant represents the
right to purchase one share of the
Company's common stock at an
exercise price of $.20 until the
expiration date of August 26, 1999
(a)

                                        200,000       200,000   200,000

 Promissory note payable bearing
interest at prime (8.5% per annum)
due on demand (a)

                                         25,000        25,000         -
                                       --------      --------  --------
                                        525,000       525,000   500,000
Less current portion                    525,000       525,000   500,000
                                       --------      --------  --------
                                       $      -      $      -  $      -
                                       ========      ========  ========

(a) In January, 1999, holders of these notes agreed to accept a total of 489 shares of the Company's newly created $.01 par value Series A 2% voting convertible preferred stock in full settlement of the Company's obligation (See Note 1a).


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                    As of December 31, 1998 and September 30, 1998 and 1997, the number of warrants exercisable and outstanding is detailed in the chart below:

                                            Number of
                                             Warrants
               Number of                   Outstanding
                Warrants                 at December 31,                  Total
             Outstanding at                  1998 and       Exercise   Potential
              September 30,    Warrants    September 30,   Price Per  Conversion
  Class          1996         Exercised   1998 and 1997      Share      Amounts
  -----      --------------   ---------    -----------     ----------  ---------
B Warrants      1,245,681      174,779             -              -            -

C Warrants        100,000            -       100,000          $ .01     $  1,000

Special A
 Warrants         285,000            -       285,000          $1.00     $285,000

Special B
 Warrants         205,000            -       205,000          $2.00     $410,000



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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


Note 7.  Stock Warrants and Options (continued)

                    Option exercise prices pursuant to the ESOP and DSOP shall not be less than 85% and 100%, respectively, of the fair market value of the common stock at the time of the Grant. No options were granted during the three months ended December 31, 1998 and years ended September 30, 1998 and 1997, but during the year ended September 30, 1996, options were granted at prices ranging from $1.75 to $2.375 per share. Exercise periods are for ten years (5 years for certain incentive stock options), but terminate at a stipulated period of time after an employees' death or termination of employment for causes other than disability or retirement. No options have been exercised since inception of the plans. The options become exercisable in such installments, which need not be equal, and at such times as designated by the Compensation Committee.

Note 8.  Income Taxes

                    The Company, as of December 31, 1998, has available approximately $43,865,000 of net operating loss carryforwards to reduce future Federal and state income taxes. In addition, the Company had available investment tax credits of approximately $15,100 expiring 1998 through 2001, and research tax credits of approximately $585,000 which began to expire in the fiscal year ended May 31, 1993. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carryforward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carryforwards expire as follows:

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
                                                                  -----------
                                                                  $43,865,241

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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

                    Rental expense for each of the periods was as follows:

      Year ended September 30, 1996                                    $73,019
      Year ended September 30, 1997                                     76,842
      Year ended September 30, 1998                                     58,623
      Three months ended December 31, 1998                              11,032

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

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996



Note 9.  Commitments and Contingencies (continued)

              c. Effective January 1, 1990, the Company established a 401(K) defined contribution and trust plan which covers substantially all officers and employees upon completion of six months employment. Officers and employees may contribute from 1% to 15% of their compensation. The Company may contribute to the fund at the discretion of management. During the three months ended December 31, 1998 and the three years ended September 30, 1998, 1997 and 1996, the Company did not make a contribution. The Company has elected to pay the plan administrative expenses, which were nominal, for this period.

              d. At December 31, 1998, 590,000 shares of the Company's common stock were reserved for issuance in connection with the exercise of warrants (Note 7).

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

              g. To correct an error in the Plan, on October 24, 1995, the Company approved the distribution of new common stock and warrants to holders of the Series B convertible preferred stock and certain present and former employees who were not fully covered by the original distribution made on April 19, 1995. The series B preferred shares were erroneously treated as if they were old common stock for purposes of the exchange into new common stock, when as a matter of right, each said share was convertible into five shares of new common. The additional shares and warrants aggregated 142,826 and 301,256, respectively.

                               FINGERMATRIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

              DECEMBER 31, 1998, SEPTEMBER 30, 1998, 1997 AND 1996


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


                         CONSENT OF INDEPENDENT AUDITORS


     We hereby consent to the inclusion of our report on the 1998 financial statements and schedules of Fingermatrix, Inc., included in the Annual Report on Form 10-K of Fingermatrix, Inc. for the three months ended December 31, 1998.



Plainview, New York
August 13, 1999