Form 10-Q
period 1999-03-31
FINGERMATRIX INC
filed 1999-11-03
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1999

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

                                 (914) 592-5930
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No    ____

     Number of common shares outstanding as of: November 1, 1999 20,000,000

                               Fingermatrix, Inc.
                          (A Development Stage Company)
                                      Index

                                                                         Page
                                                                         ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Statements of Operations - Unaudited -
 Three Months Ended March 31, 1999 and 1998                                3

Condensed Balance Sheets - March 31, 1999 and
 December 31, 1998                                                         4

Condensed Statements of Cash Flows - Unaudited -
 Three Months Ended March 31, 1999 and 1998                                5

Notes to Unaudited Condensed Financial Statements                         6-10

Item 2.  Management's Discussion and Analysis of
          the Financial Condition and Results of Operations              11-12

Part II - Other Information:
Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 14

                               Fingermatrix, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                    Unaudited

                                                Three Months Ended March 31,
                                                   1999              1998
                                                   ----              ----
Costs and expenses:
 Selling, general and administrative expense    $      3,552     $      38,930
 Interest expense                                     10,531            11,985
                                                 -----------      ------------
  Loss from operations                               (14,083)          (50,915)

Extraordinary gain on debt forgiveness               115,396                --
                                                 -----------      ------------
Net income (loss)                               $    101,313     $     (50,915)
                                                 ===========      ============

Basic and diluted earnings (loss) per
 common share:
 Loss from operations                           $      (0.00)*   $       (0.00)*
 Extraordinary gain on debt forgiveness                 0.01                --
                                                 -----------      ------------
Net income (loss)                               $       0.01*    $       (0.00)*
                                                 ===========      ============

Weighted average number of common shares           9,429,400         9,429,400
                                                 ===========      ============


             See notes to unaudited condensed financial statements.

* - less than $0.01

                               Fingermatrix, Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                      March 31,
                                                        1999       December 31,
                                                      Unaudited        1998
                                                      ---------        ----
Assets:
 Furniture, fixtures and equipment, net             $     90,000      $  90,000
 Patents, net                                             97,833        101,385
                                                     -----------       --------
   Total Assets                                     $    187,833        191,385
                                                     ===========       ========

Liabilities and Shareholders' Deficit:
 Liabilities:
  Accounts payable trade                            $    274,166      $ 274,166
  Accrued expenses                                       108,803        113,668
  Notes payable                                          425,000        525,000
                                                     -----------       --------
    Current liabilities                                  807,969        912,834
                                                     -----------       --------

 Shareholders' deficit:
  Common stock (par value $0.01,  20,000,000
   shares authorized and 9,429,400 shares
   issued and outstanding as of March 31, 1999
   and December 31, 1998)                                 94,294         94,294
  Additional paid-in-capital, common stock            61,993,172     61,993,172
  Accumulated deficit                                (62,707,602)   (62,808,915)
                                                     -----------    -----------
    Total shareholders' deficit                         (620,136)      (721,449)
                                                     -----------    -----------

      Total Liabilities and Shareholders' Deficit   $    187,833   $    191,385
                                                     ===========    ===========


             See notes to unaudited condensed financial statements.

                               Fingermatrix, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                    Unaudited

                                                    Three Months Ended March 31,
                                                       1999              1998
                                                       ----              ----
Net income (loss)                                $    101,313      $    (50,915)
Adjustments to reconcile net income
 (loss) to net cash used in
  operations:
  Extraordinary gain on debt forgiveness             (115,396)               --
  Amortization expense                                  3,552             3,552
  Change in assets and liabilities:
   Decrease in prepaid expense and other
    current assets                                         --            25,060
   Increase in accounts payable trade                      --            16,388
   Increase (decrease) in accrued expenses             10,531            (4,997)
                                                  -----------       -----------
    Net cash used in operating activities                  --           (10,912)

Cash flows from financing activities:
 Proceeds from issuance of debt                            --            25,000
                                                  -----------       -----------

Net increase in cash and cash equivalents                  --            14,088

Cash and cash equivalents at beginning of period           --             7,902
                                                  -----------       -----------
Cash and cash equivalents at end of period       $         --      $     21,990
                                                  ===========       ===========


Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
  Interest                                                 --                --
                                                  ===========       ===========
  Income taxes                                             --                --
                                                  ===========       ===========


             See notes to unaudited condensed financial statements.

                               Fingermatrix, Inc.
                          (A Development Stage Company)
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of Fingermatrix, Inc. (the "Company") as of March 31, 1999 and December 31, 1998, the statement of operations and the statement of cash flows for the three months ended March 31, 1999 and 1998.

(2) Nature of Operations - Since its inception, the Company had been in the development stage and, accordingly, had directed its efforts and resources to develop and prototype an electronic fingerprint identification system. The Company operated as a debtor in possession pursuant to Chapter 11 of the Federal bankruptcy Code from September 1993 until September 1995, at which date a Trustee was appointed. In March 1996, a Plan of Reorganization was confirmed and, accordingly, the Company exited from protection of the Bankruptcy Court and the Company's management was transferred to a Board of Directors. Since October 1997, the Company had not conducted any business operations other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner.

(3)      Subsequent Events

(a)      Change of Control

        On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A 2% Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). Pursuant to the terms of the Agreement and Plan of Reorganization, the shareholders of the Company prior to the share exchange retained 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock and certain creditors of the Company received 6,346 shares of the Series A Preferred Stock in exchange for their debt of $648,366, in the aggregate. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares, representing 5% of the current equity and voting power of the Company.

        The Agreement and Plan of Reorganization required that SES Acquisition Corp. and its subsidiaries have a minimum combined net worth of not less than $1,500,000 at the time of the share exchange. The Agreement and Plan of Reorganization also requires that, as soon as practicable, the Company call and hold a Special Meeting of Stockholders to vote upon increasing the authorized capital of the Company so as to permit the conversion of all of the Series A Preferred Stock into common stock and, upon the completion of such conversion, effecting a reverse split of the outstanding shares of the Common Stock so that there will remain 5,000,000 shares of common stock outstanding and no outstanding shares of the Series A Preferred Stock. Trinity owns a sufficient number of shares of the Company to cause the adoption of these proposals whether or not any other shareholder votes. The Company does not intend to solicit proxies for such meeting.

                               Fingermatrix, Inc.
                          (A Development Stage Company)
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

        SES Acquisition Corp. is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology.

        The share exchange transaction will be accounted for as a reverse acquisition, with SES acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, will be recapitalized and the financial statements will reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger will reflect the financial position and results of operations of SES Acquisition.

(b)      Change of Directors and Officers

        Effective upon the closing of the share exchange the current directors of the Company resigned and Messrs. Lewis S. Schiller, E. Gerald Kay and Joel Brown were appointed to the Board of Directors of the Company. At such time the officers of the Company also resigned and the Board of Directors appointed Lewis
S. Schiller as Chairman of the Board and Chief Executive Officer and Chief Financial Officer, Fred Zivitofsky as President and Grace Wnuk as Vice President and Secretary.

        Mr. Lewis S. Schiller was appointed as Chairman of the Board, Chief Executive Officer and Director of the Company on April 28, 1999. He also serves as Chairman of the Board, Chief Executive Officer and as a director of Trinity, SES Acquisition Corp. and its subsidiaries. For more than five years prior to his resignation on April 2, 1998, Mr. Schiller was the Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd. ("Sagemark"), formerly Consolidated Technology Group Ltd., a public company, and as, Chairman of the Board, Chief Executive Officer and a director of Sagemark's public and privately-held subsidiaries.

        Mr. Fred Zivitofsky was appointed President of the Company on April 28, 1999. From 1993 until August 1997 Mr. Zivitofsky served as Senior Vice President and Chief Operating Officer of S-Tech, Inc., a wholly owned subsidiary of SES Acquisition Corp. From August 1997 to date he has served as President of S-Tech, Inc.

        Ms. Grazyna B. Wnuk was appointed Vice President and Secretary of the Company. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary of Sagemark and all of its public and privately-held subsidiaries.

        Mr. E. Gerald Kay was appointed as a director of the Company on April 28, 1999. For more than five years prior to his resignation on April 2, 1998, he served as a director of Sagemark and its public and certain of its privately-held subsidiaries. Mr. Kay has also served as Chairman of the Board and Chief Executive Officer of Chem International, Inc., a pharmaceutical manufacturer, Manhattan Drug Co., Inc., a wholesaler of pharmaceutical

                               Fingermatrix, Inc.
                          (A Development Stage Company)
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

products, The Vitamin Factory, Inc., a chain of retail vitamin stores, and Connaught Press, Inc., a publisher, for more than the past five years. From 1988 to 1990, he was also President and a Director of The Rexall Group, Inc., a distributor of Rexall brand products.

        Mr. Joel Brown was appointed as a director of the Company on April 28, 1999. For more than five years prior to such date, Mr. Brown has been a private investor.

(c)      Settlement of Accrued Rent

        During the period wherein operations of the Company were suspended, the landlord of the Company's then leased premises, seized all furniture, fixtures and equipment of the Company for nonpayment of rent. In July 1999, the Company negotiated a settlement of the unpaid rent which included the payment of $70,000 ($20,000 paid by Mr. Schiller, $50,000 paid by SES Acquisition), issuance of a note payable in the amount of $45,000 and issuance of Series A Preferred stock which are convertible into 200,000 shares of the Company common stock. As a result of the settlement, all rent payable is satisfied and the landlord returned to the Company its furniture, fixtures and equipment.

(d)      Share Exchange with GIL Security Systems, Inc.

        On September 13, 1999, the Company issued to GIL Security Systems, Inc. ("GIL") 14,134 shares of its Series A Preferred Stock in payment of the purchase price for 1,000,000 shares of the common stock of GIL pursuant to a Stock Purchase Agreement between the Company and GIL. The Company's Series A Preferred Stock issued to GIL is convertible into 10,498,735 shares of the Company's common stock, at a conversion rate of 742.8 shares of common stock for each share of Series A Preferred Stock. Such conversion is subject to and conditioned upon a recapitalization of the Company pursuant to which the Company's authorized capitalization will be increased to provide for, among other things, the reservation of a sufficient number of shares of the Company's common stock to accommodate any such conversion. The Company granted "piggy-back" registration rights to GIL with respect to any shares of the Company's common stock that are issued to GIL upon conversion of the Series A Preferred Stock until such time as any of such shares become eligible for public sale under Rule 144(k) of the Securities Act of 1933, as amended (the "Securities Act").

        Trinity Group, Inc., Carol Schiller and Grazyna Wnuk, holders of 5% or more of the Company's outstanding common stock, agreed not to publicly sell the shares of the Company's common stock owned by them unless and to the extent that GIL publicly sells any of the shares of the Company's common stock acquired by it upon conversion of the Series A Preferred Stock unless 50% or more of such shares are registered under the Securities Act, or such shares become eligible for public sale under Rule 144(k) under the Securities Act.

        On September 13, 1999, Secured Portal Systems, Inc. ("SPS"), a newly created, majority owned subsidiary of the Company, entered into an Exclusive Distribution Agreement with GIL (the "Distribution Agreement") pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL

                               Fingermatrix, Inc.
                          (A Development Stage Company)
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2004. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems.

        A certain percentage of the shares of Series A Preferred Stock issued to GIL under the Purchase Agreement are subject to redemption by the Company at $0.0001 per share in the event that the Distribution Agreement is terminated upon the written consent of SPS and GIL prior to the expiration of the term of such Agreement. The number of shares of Series A Preferred Stock which is subject to such redemption will be determined by reference to the number of months elapsed during the term of the Distribution Agreement at the time, if any, that the Distribution Agreement is terminated. GIL has a similar redemption right with respect to the shares of GIL's common stock purchased by the Company under the Purchase Agreement. The redemption price payable by the Company in such circumstances is $0.0001 per share. In addition, in the event that the Company does not complete its recapitalization by September 13, 2000, GIL has the right to modify the distribution rights granted to SPS under the Distribution Agreement from exclusive to non-exclusive for the remainder of the term of such Agreement.

(4) Accounting Policies - The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1998 Form 10-K.

(5) Interim Results - The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(6) Earnings (Loss)Per Common Share - Basic earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon the exercise of options and warrants and assumes that any such proceeds would be used to purchase common stock at the average market price of the common stock during the period. The dilutive effect of convertible securities and their equivalents are reflected in dilutive earnings (loss) per share by application of the if-converted method. Under the if-converted method, convertible securities are assumed to have been converted into common shares at the beginning of the period (or at time of issuance, if later) and any recorded preferred dividends, interest or nondiscretionary adjustments related to the convertible security are assumed to be reversed. As of March 31, 1999, the Company does not have any dilutive items and therefore, a dual presentation of earnings (loss) per share is not

                               Fingermatrix, Inc.
                          (A Development Stage Company)
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

presented. Warrants to purchase 100,000 common shares at $0.01, 285,000 common shares at $1.00 per share and 205,000 common shares at $2.00 per share were outstanding for the three months ended March 31, 1999 and 1998 but were not included in the computation of diluted earnings (loss) per common share because such inclusion would be antidilutive.

(7)      Pro Forma Financial Information

        The following pro forma unaudited results assume the reverse acquisition described in note (3)(a) above had occurred at the beginning of the indicated periods.

                                                 Three Months Ended March 31,
                                                1999                     1998
                                                ----                     ----
Revenues                             $         545,000        $       1,003,000
                                      ================         ================
Gross profit                         $         145,000        $         409,000
                                      ================         ================
Loss from operations                 $        (273,000)       $         199,000
                                      ================         ================
Net income (loss)                    $        (273,000)       $         199,000
                                      ================         ================
Basic and diluted earnings (loss)
 per common share                    $           (0.01)       $            0.01
                                      ================         ================
Weighted average number of common
 shares                                     20,000,000               20,000,000
                                      ================         ================


        The pro forma information is not necessarily indicative of the results of operations that would have occurred had the reverse acquisition been effective at the beginning of the indicated periods or of the future results of operations.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q and in other documents filed by the Company with the Securities and Exchange Commission.

Financial Condition - Liquidity and Capital Resources

        Since October 1997, the Company has not conducted any business operations other than to search for investment capital, a source of debt financing, an entity to purchase the Company or a merger or joint venture partner. Such efforts were unsuccessful. As of March 31, 1999 and December 31, 1998 the Company had no cash or cash equivalents and had a working capital deficiency of $807,969 and $912,834, respectively. The decrease in the working capital deficiency resulted from the forgiveness of certain debt and accrued interest aggregating $115,396, which was partially offset by the accrual of $10,531 of interest expense on the remaining debt obligations. During the three months ended March 31, 1999 the Company had no sources or uses of cash.

        On April 28, 1999, in a share exchange with Trinity, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock. Pursuant to the terms of the Agreement and Plan of Reorganization, the shareholders of the Company prior to the share exchange retained 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock and certain creditors of the Company received 6,346 shares of the Series A Preferred Stock in exchange for their debt of $648,366, in the aggregate. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares, representing 5% of the current equity and voting power of the Company. Subsequent to the share exchange, the working capital of the Company will include SES Acquisition's working capital.

Results of Operations

        The share exchange transaction will be accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, will be recapitalized and the financial statements will reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger will reflect the financial position and results of operations of SES Acquisition.

        During the three months ended March 31, 1999 and 1998, the Company had no revenues or gross profit and incurred losses from operations of $14,083 and $50,915, respectively, representing a decrease in operating loss of $36,832, or 72%. During the three months ended March 31, 1999 the loss from operations consisted of interest expense of $10,531 and patent amortization expense of $3,552. During the three months ended March 31, 1998 the loss from operations consisted of insurance expense of $20,722, rent expense of $14,656, interest expense of $11,985 and patent amortization expense of $3,552.

        The extraordinary gain on debt forgiveness recognized during the three months ended March 31, 1999, reflects the forgiveness of $100,000 of principal and $15,396 of accrued interest that was payable to SIS Capital Corp. Mr. Schiller was a former chief executive officer of SIS Capital and he negotiated the forgiveness of such debt as a part of his resignation from SIS Capital Corp. and other affiliates of SIS Capital Corp.

        As a result of the foregoing, the Company incurred net income of $101,313 for the three months ended March 31, 1999 and a net loss of $50,915 for the three months ended March 31, 1998.Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". The Company believes that the Year 2000 Issue will not have a significant impact on the operations or expenses of the Company. However, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(99.1)  Form of Agreement and Plan of Reorganization dated April 28, 1999 between the Registrant and The Trinity Group, Inc.(1)
(99.2)  Form of Debt Exchange Agreement dated April 28, 1999 among the
         Registrant and those parties whose names appear on Exhibit "A" to the Agreement.(1)
(99.3) Form of Certificate of Amendment of the Certificate of Incorporation of the Registrant dated April 28, 1999 containing the Statement of the Powers, Designations, Preferences, Privileges, Rights and Restrictions of the Registrant's Series A 2% Voting Convertible Redeemable Preferred Stock.(1)
(99.4) Form of Exclusive Distribution Agreement dated September 13, 1999 between Secured Portal Systems, Inc. and GIL Security Systems, Inc.(2) (99.5) Form of Stock Purchase Agreement dated September 13, 1999 between the
        Registrant and GIL Security Systems, Inc.(2)
(27)   Financial Data Schedule.(3)


(1) Filed as an exhibit to the Company's report on Form 8-K dated April 28, 1999 , and incorporated herein by reference.

(2) Filed as an exhibit to the Company's report on Form 8-K dated September 13, 1999, and incorporated herein by reference.

(3) Filed only with the SEC in electronic format.

(b) Reports on Form 8-K

None


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FINGERMATRIX, INC.

/S/______________    Chief Executive Officer and Director       November 1, 1999
Lewis S. Schiller    (Principal Executive and Accounting Officer)