Form 10-Q
period 1999-06-30
FINGERMATRIX INC
filed 1999-11-04
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1999

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

                       Fingermatrix, Inc. and Subsidiaries
                                      Index

                                                                          Page
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited
 - Three and Six Months Ended June 30, 1999 and 1998                        3

Condensed Consolidated Balance Sheets - June 30, 1999 and
 December 31, 1998                                                         4-5

Condensed Consolidated Statements of Cash Flows - Unaudited
 - Three and Six Months Ended March 31, 1999 and 1998                      6-7

Notes to Unaudited Condensed Financial Statements                          8-13

Item 2.  Management's Discussion and Analysis of the
          Financial Condition and Results of Operations                   14-15

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures                                                                  17

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
Sales                                           $      557,376    $     712,309    $    1,102,535    $     1,715,637
Cost of sales                                          343,706          426,382           743,803          1,020,267
                                                 -------------     ------------     -------------     --------------
  Gross profit                                         213,670          285,927           358,732            695,370
                                                 -------------     ------------     -------------     --------------

Costs and expenses:
 Compensation expense from issuance of stock           429,468               --           429,468                 --
 Selling, general and administrative expense           313,713          274,847           675,993            465,715
 Interest and financing fees                            61,370           50,739           100,957             53,296
 Depreciation and amortization                          19,118           17,153            35,494             34,306
                                                 -------------     ------------     -------------     --------------
   Total costs and expenses                            823,669          342,739         1,241,912            553,317
                                                 -------------     ------------     -------------     --------------
Net income (loss)                               $     (609,999)   $     (56,812)   $     (883,180)   $       142,053
                                                 =============     ============     =============     ==============

Basic and diluted earnings (loss)
 per common share                               $        (0.04)   $       (0.01)   $        (0.07)   $          0.02
                                                 =============     ============     =============     ==============

Weighted average number of common shares            16,863,668        9,429,400        13,167,071          9,429,400
                                                 =============     ============     =============     ==============

       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                            June 30,
                                             1999          December 31,
                                           Unaudited           1998
                                           ---------           ----
Assets:
 Cash and cash equivalents               $      24,915     $      13,717
 Inventories, net                            2,424,604         2,236,257
 Accounts receivable, net                      181,213           291,096
 Other current assets                           20,022            38,876
                                          ------------      ------------
   Total current assets                      2,650,754         2,579,946
                                          ------------      ------------

Furniture, fixtures and equipment, net         127,681            69,622
                                          ------------      ------------
Other assets:
 Patents, net                                   94,281                --
 Other assets                                   54,115            23,955
                                          ------------      ------------
   Total other assets                          148,396            23,955
                                          ------------      ------------
     Total assets                        $   2,926,831     $   2,673,523
                                          ============      ============


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    June 30,
                                                     1999          December 31,
                                                   Unaudited           1998
                                                   ---------           ----
Liabilities and shareholders' equity:
 Liabilities:
  Loan payable, related party                  $     764,594     $     357,746
  Revolving line of credit                           514,419           466,814
  Accounts payable trade                             405,185           128,430
  Accrued expenses                                   299,617           355,187
  Current portion of capitalized lease
   obligations                                        17,686            17,117
                                                ------------      ------------
    Current liabilities                            2,001,501         1,325,294

  Capitalized lease obligations                           --             3,848
                                                ------------      ------------
      Total liabilities                            2,001,501         1,329,142
                                                ------------      ------------

Shareholders' equity:
 Preferred stock, at par                               1,000                --
 Additional paid-in capital,
  preferred stock                                  1,084,202                --
 Common stock, at par (par value $0.01,
  20,000,000 shares authorized and
  20,000,000 and 9,429,400 shares
  issued and outstanding as of June 30,
  1999 and December 31, 1998, respectively)          200,000            94,294
 Additional paid-in-capital, common stock          7,049,308         7,776,087
 Accumulated deficit                              (7,409,180)       (6,526,000)
                                                ------------      ------------
  Total shareholders' equity                         925,330         1,344,381
                                                ------------      ------------

  Total liabilities and shareholders' equity   $   2,926,831     $   2,673,523
                                                ============      ============


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                 Six Months Ended June 30,
                                                                               1999                     1998
                                                                               ----                     ----

Net income (loss)                                                      $      (883,180)         $       142,053
Adjustments to reconcile net income (loss) to net cash used in operations:
  Compensation expense from issuance of stock                                  429,468                       --
  Amortization expense                                                          35,494                   34,306
  Changes in assets and liabilities:
   (Increase) decrease in assets:
    Inventories, net                                                          (188,347)                 (71,215)
    Accounts receivable, net                                                   109,883                 (170,860)
    Other current assets                                                        18,854                  (81,822)
   Increase (decrease) in liabilities:
    Accounts payable trade                                                     119,323                 (387,726)
    Accrued expenses                                                           (51,310)                 188,924
                                                                        --------------           --------------
     Net cash used in operating activities                                    (409,815)                (346,340)
                                                                        --------------           --------------

Cash flows form investing activities:
 Increase in other assets                                                      (30,161)                 (20,278)
 Capital expenditures                                                               --                  (15,441)
                                                                        --------------           --------------
  Net cash used in investing activities                                        (30,161)                 (35,719)
                                                                        --------------           --------------

Cash flows from financing activities:
 Advances from related party                                                   406,848                  266,802
 Net advances on revolving line of credit                                       47,605                  157,998
 Payments on capitalized lease obligations                                      (3,279)                 (11,307)
                                                                        --------------           --------------
  Net cash provided by financing activities                                    451,174                  413,493
                                                                        --------------           --------------

Net increase in cash and cash equivalents                                       11,198                   31,434
Cash and cash equivalents at beginning of period                                13,717                   15,906
                                                                        --------------           --------------
Cash and cash equivalents at end of period                             $        24,915          $        47,340
                                                                        ==============           ==============

       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                      Six Months Ended June 30,
                                                         1999            1998
                                                         ----            ----

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
  Interest                                            $  69,618      $   33,849
                                                       ========       =========
  Income taxes                                               --              --
                                                       ========       =========


Supplemental Disclosure of Investing and Financing Activities:

         During the six months ended June 30, 1999, the Company consummated a share exchange. The share exchange transaction is accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger reflect the financial position and results of operations of SES Acquisition. As a result of the transaction as of April 28, 1999 the predecessor company's assets and liabilities for which there is no cash flow impact were consolidated into the balance sheet, including $90,000 furniture, fixtures and equipment, $97,833 of net capitalized patent costs, $274,166 of accounts payable trade, $108,803 of accrued expenses and $425,000 of subordinated debt.

         During the six months ended June 30, 1999, the Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of compensation expense from issuance of the stock.


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of Fingermatrix, Inc. and its subsidiaries (the "Company") as of June 30, 1999 and December 31, 1998, the statement of operations for the three and six months ended June 30, 1999 and 1998 and the statement of cash flows for the six months ended June 30, 1999 and 1998.

(2)      Reverse Acquisition and Change of Control

         On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A 2% Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). Pursuant to the terms of the Agreement and Plan of Reorganization, the shareholders of the Company prior to the share exchange retained 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock and certain creditors of the Company received 6,346 shares of the Series A Preferred Stock in exchange for their debt of $648,366, in the aggregate. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of compensation expense from issuance of stock.

         The Agreement and Plan of Reorganization required that SES Acquisition Corp. and its subsidiaries have a minimum unaudited combined net worth of not less than $1,500,000 at the time of the share exchange. The Agreement and Plan of Reorganization also requires that, as soon as practicable, the Company call and hold a Special Meeting of Stockholders to vote upon increasing the authorized capital of the Company so as to permit the conversion of all of the Series A Preferred Stock into common stock and, upon the completion of such conversion, effecting a reverse split of the outstanding shares of the Common Stock so that there will remain 5,000,000 shares of common stock outstanding and no outstanding shares of the Series A Preferred Stock. Trinity owns a sufficient number of shares of the Company to cause the adoption of these proposals whether or not any other shareholder votes. The Company does not intend to solicit proxies for such meeting.

         SES Acquisition Corp. is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology.

         The share exchange transaction is accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward.

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

The financial statements prior to the date of the reverse merger reflect the financial position and results of operations of SES Acquisition.

(3)      Change of Directors and Officers

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

         Mr. E. Gerald Kay was appointed as a director of the Company on April 28, 1999. For more than five years prior to his resignation on April 2, 1998, he served as a director of Sagemark and its public and certain of its privately-held subsidiaries. Mr. Kay has also served as Chairman of the Board and Chief Executive Officer of Chem International, Inc., a pharmaceutical manufacturer, Manhattan Drug Co., Inc., a wholesaler of pharmaceutical products, The Vitamin Factory, Inc., a chain of retail vitamin stores, and Connaught Press, Inc., a publisher, for more than the past five years. From 1988 to 1990, he was also President and a Director of The Rexall Group, Inc., a distributor of Rexall brand products.

         Mr. Joel Brown was appointed as a director of the Company on April 28, 1999. For more than five years prior to such date, Mr. Brown has been a private investor.

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(4)      Subsequent Events

(a)      Settlement of Accrued Rent

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

(b)      Share Exchange with GIL Security Systems, Inc.

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

         The Trinity Group, Inc., Carol Schiller and Grazyna Wnuk, holders of 5% or more of the Company's outstanding common stock, agreed not to publicly sell the shares of the Company's common stock owned by them unless and to the extent that GIL publicly sells any of the shares of the Company's common stock acquired by it upon conversion of the Series A Preferred Stock unless 50% or more of such shares are registered under the Securities Act, or such shares become eligible for public sale under Rule 144(k) under the Securities Act.

         On September 13, 1999, Secured Portal Systems, Inc. ("SPS"), a newly created, majority owned subsidiary of the Company, entered into an Exclusive Distribution Agreement with GIL (the "Distribution Agreement") pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL (the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2004. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems.

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

         A certain percentage of the shares of Series A Preferred Stock issued to GIL under the Purchase Agreement are subject to redemption by the Company at $0.0001 per share in the event that the Distribution Agreement is terminated upon the written consent of SPS and GIL prior to the expiration of the term of such Agreement. The number of shares of Series A Preferred Stock which is subject to such redemption will be determined by reference to the number of months elapsed during the term of the Distribution Agreement at the time, if any, that the Distribution Agreement is terminated. GIL has a similar redemption right with respect to the shares of GIL's common stock purchased by the Company under the Purchase Agreement. The redemption price payable by GIL in such circumstances is $0.0001 per share. In addition, in the event that the Company does not complete its recapitalization by September 13, 2000, GIL has the right to modify the distribution rights granted to SPS under the Distribution Agreement from exclusive to non-exclusive for the remainder of the term of such Agreement.

         The Company holds a series of preferred stock of SPS, which entitles the Company to elect a majority of SPS's board of directors

(c)      Authorized Payments, Inc. Transaction

         On October 22, 1999, the Company agreed to the terms of a proposed transaction between the Company and its newly formed subsidiary, Authorized Payments, Inc. ("API") and Joseph Randazza and Leslie Roth ("Mssrs. Randazza and Roth"). The proposed transaction is subject to customary closing conditions and is not binding to the parties. If the contemplated transaction is closed, the Company would sell to Mssrs. Randazza and Roth 16,152 shares of the Series A Preferred stock which are convertible into 11,997,705 shares of the Company's common stock for a price to be agreed upon based upon a valuation opinion performed by an investment banker to be selected by Mssrs. Randazza and Roth. The purchase price for the Series A Preferred shares would be satisfied by a cash payment equal to the par value of the preferred shares ($0.01 per share) and the issuance of non-recourse promissory notes for the balance. The promissory notes would be secured by a pledge of the Series A Preferred stock (or the common shares if converted) and a 50% interest in two U.S. patent applications which have been filed by Mr. Randazza. The notes would bear interest at the rates provided for imputed interest under the Internal Revenue Code and all interest and principle would be due in five years from date of execution, subject to certain mandatory prepayment conditions.

         Subject to certain precedent conditions, the Company would agree to fund API with a minimum $350,000 loan. As consideration for the loan, the Company would receive from API, a common stock purchase warrant to purchase common shares of API at amounts to be mutually agreed upon between the Company and API, but in no event would the shares of API purchasable by the Company under said warrants exceed 49.9% of the outstanding common stock of API.

         Simultaneously with the execution of the sale of the Series A Preferred stock, the Company and Mssrs. Randazza and Roth would enter into a subscription agreement whereby Mssrs. Randazza and Roth would purchase 46-2/3% and 23-1/3%, respectively, of the shares of the common stock of API and the Company and Mr. Schiller or his designees would purchase and aggregate of 30% of the shares of the common stock of API. The price to be paid for the

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

API shares by all purchasing parties would be an amount equal to the par value of such shares, payable in cash.

         Simultaneously with the execution of the agreement, API would issue to the Company a series of preferred stock, which would entitle the Company to elect a majority of API's board of directors for so long as there is no default to certain provisions of the contemplated agreement.

         Effective upon the proposed closing of the transaction, Mssrs. Randazza and Roth would become two of the four board members of API. Additionally, Mr. Randazza would become the senior vice president and director of sales and marketing of the Company, chief executive officer of SPS, see footnote (4)(b) above, and president of API. Mr. Roth would become the senior vice president of technical services and operations of the Company and the vice president of API. The Company and its subsidiaries and Mssrs. Randazza and Roth would enter into five-year employment agreements.

(4) Accounting Policies - The significant accounting policies followed by the Company are set forth in the footnotes to the December 31, 1998 financial statements of Sequential Electronic Systems, Inc. and S-Tech Inc. which are exhibits to the April 28, 1999 8-K, Amendment #1.

(5) Interim Results - The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(6) Earnings (Loss) Per Common Share - Basic earnings (loss) per share reflects the amount of earnings (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on loss per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon the exercise of options and warrants and assumes that any such proceeds would be used to purchase common stock at the average market price of the common stock during the period. The dilutive effect of convertible securities and their equivalents are reflected in dilutive earnings (loss) per share by application of the if-converted method. Under the if-converted method, convertible securities are assumed to have been converted into common shares at the beginning of the period (or at time of issuance, if later) and any recorded preferred dividends, interest or nondiscretionary adjustments related to the convertible security are assumed to be reversed. As of June 30, 1999, the Company does not have any dilutive items and therefore, a dual presentation of loss per share is not presented. Warrants to purchase 100,000 common shares at $0.01, 285,000 common shares at $1.00 per share and 205,000 common shares at $2.00 per share, were outstanding for the three and six months ended June 30, 1999 and 1998. Convertible preferred stock which is convertible into 74,283,930 shares of common stock were outstanding since April 28, 1999. None of the aforementioned potential common shares were included in the computation of diluted loss per common share because such inclusion would be antidilutive.

(7)      Preferred B Stock

         The Trinity Group holds all of the issued and outstanding Series B Preferred stock, which allows The Trinity Group to elect a majority of the Board of Directors of the Company.

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

Reverse Acquisition

         On April 28, 1999, in a share exchange with Trinity, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock. The share exchange transaction is accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger reflect the financial position and results of operations of SES Acquisition

         SES Acquisition Corp. is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology. The following narrative discusses the operating activity of these subsidiaries. The only significant operating activity not related to the Company's subsidiaries is the compensation expense related to the issuance of the Company's stock.

Financial Condition - Liquidity and Capital Resources

         As of June 30, 1999 ("June 1999") and December 31, 1998 ("December 1998"), the Company had working capital of $649,253 and $1.3 million, respectively. The decrease in working capital of $605,399 during the six month period ended June 30, 1999 is primarily the result of a $406,848 increase in advances from related party and a $276,755 increase in accounts payable. The changes in other components of working capital were not significant and amounted to $78,204 in the aggregate. During the six months ended June 30, 1999, the Company used $409,815 of cash in operating activities and the only significant source of cash was advances from a related party of approximately $406,848. The Company has issued its preferred stock in order to make its recent acquisitions, see footnotes (4)(b) and (4)(c) to the financial statements and is aggressively pursuing various financing sources with which to fund future operating activities.

Results of Operations

         Comparing the three months ended June 30, 1999 and 1998 (the "1999 and 1998 2nd Quarters"), the Company's revenues decreased $154,933, or 22%, while during the same time period gross profit decreased $72,257, or 25%. The gross margin percentage for the 1999 and 1998 2nd Quarters was 38% and 40% respectively. Comparing the six months ended June 30, 1999 and 1998 (the "1999 and 1998 Six Months"), the Company's revenues decreased $613,102, or 36%, while during the same time period gross profit decreased $336,638, or 48%. The gross margin percentage for the 1999 and 1998 Six Months was 33% and 41% respectively.

         Comparing the 1999 and 1998 2nd Quarters, total costs and expenses increased $480,930, or 140%, and when comparing the 1999 and 1998 Six Months increased $688,595, or 124%. Included in the 1999 2nd Quarter and the 1999 Six Months is $429,468 of compensation expense from the issuance of stock. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of compensation expense from issuance of the stock.

         Comparing the 1999 and 1998 2nd quarter, components of costs and expenses, other than compensation expense from issuance of stock, increased in the aggregate $51,462, or 15%, of which $38,866 relates to selling general and administrative expense, $10,631 relates to interest and financing costs and $1,965 relates to depreciation and amortization. Comparing the 1999 and 1998 Six Months, components of costs and expenses, other than compensation expense from issuance of stock, increased in the aggregate $259,127, or 47%, of which $210,278 relates to selling general and administrative expense, $47,661 relates to interest and financing costs and $1,188 relates to depreciation and amortization.

         As a result of the foregoing, the Company incurred net losses for the 1999 and 1998 2nd Quarters of $609,999, $0.06 per share, and $56,812, or $0.01 per share, respectively and incurred a net loss for the 1999 Six Months of $883,180, or $0.09 and generated net income for the 1998 Six Months of $142,053, or $0.02 per share.

Year 2000 Issues

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

(1) Filed as an exhibit to the Company's report on Form 8-K dated April 28 1999, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's report on Form 8-K dated September 13, 1999, and incorporated herein by reference.
(3) Filed only with the SEC in electronic format.

(b) Reports on Form 8-K

Filed an 8-K dated April 28, 1999 disclosing the share exchange between the Company and The Trinity Group, Inc.


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