Form 10-Q/A
period 1999-06-30
FINGERMATRIX INC
filed 1999-11-15
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

                                Amendment No. 1

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

Yes   X  No    ____

     Number of common shares outstanding as of: November 8, 1999 20,000,000

Purpose of Amendment:

Part I, Item 2., Management's Discussions and Analysis of Financial Condition and Results of Operations, indicated that the loss per share for the three and six months ended June 30, 1999 was $0.06 and $0.09, respectively. This amendment correctly indicates the loss per share for the three and six months ended June 30, 1999 as $0.04 and $0.07, respectively.

                       Fingermatrix, Inc. and Subsidiaries
                                      Index

                                                                          Page
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations - Unaudited
 - Three and Six Months Ended June 30, 1999 and 1998                        3

Condensed Consolidated Balance Sheets - June 30, 1999 and
 December 31, 1998                                                         4-5

Condensed Consolidated Statements of Cash Flows - Unaudited
 - Three and Six Months Ended March 31, 1999 and 1998                      6-7

Notes to Unaudited Condensed Financial Statements                          8-13

Item 2.  Management's Discussion and Analysis of the
          Financial Condition and Results of Operations                   14-15

Signatures                                                                  16

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

         As a result of the foregoing, the Company incurred net losses for the 1999 and 1998 2nd Quarters of $609,999, $0.04 per share, and $56,812, or $0.01 per share, respectively and incurred a net loss for the 1999 Six Months of $883,180, or $0.07 and generated net income for the 1998 Six Months of $142,053, or $0.02 per share.

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

FINGERMATRIX, INC.

/S/______________   Chief Executive Officer and Director        November 8, 1999
Lewis S. Schiller   (Principal Executive and Accounting Officer)