Form 10-Q
period 1999-09-30
FINGERMATRIX INC
filed 1999-11-15
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1999

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

Yes   X  No    ____

     Number of common shares outstanding as of November 12, 1999: 20,000,000

                       Fingermatrix, Inc. and Subsidiaries
                                      Index

                                                                         Page
                                                                         ----
Part I: - Financial Information:

Item 1.  Financial Statements:

Condensed Consolidated Statements of Operations
 - Unaudited - Three and Nine Months Ended
 September 30, 1999 and 1998                                               3

Condensed Consolidated Balance Sheets
 - September 30, 1999 and December 31, 1998                               4-5

Condensed Consolidated Statements of Cash Flows
 - Unaudited - Nine Months Ended September 30, 1999
 and 1998                                                                 6-7

Notes to Unaudited Condensed Financial Statements                         8-13

Item 2.  Management's Discussion and Analysis of
          the Financial Condition and Results of Operations              14-16

Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                                   17

Signatures                                                                 18

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
Sales                                           $      556,455    $      601,855    $    1,658,990    $    2,317,492
Cost of sales                                          312,806           331,047         1,056,609         1,351,314
                                                 -------------     -------------     -------------     -------------
  Gross profit                                         243,649           270,808           602,381           966,178
                                                 -------------     -------------     -------------     -------------
Costs and expenses:
 Selling, general and administrative expense           298,038           355,940           974,031           821,655
  Interest and financing fees                           82,992            39,251           183,949            92,547
  Depreciation and amortization                         33,212            13,402            68,706            47,708
  Compensation expense from issuance of stock           26,000                --           455,468                --
                                                 -------------     -------------     -------------     -------------
   Total costs and expenses                            440,242           408,593         1,682,154           961,910
                                                 -------------     -------------     -------------     -------------

Net income (loss)                               $     (196,593)   $     (137,785)   $   (1,079,773)   $        4,268
                                                 =============     =============     =============     =============

Basic and diluted earnings (loss) per
 common shar                                    $        (0.01)   $        (0.02)   $        (0.07)   $         0.00
                                                 =============     =============     =============     =============

Weighted average number of common shares
                                                    20,000,000         9,429,400        15,469,742         9,429,400
                                                    ==========     =============     =============     =============

       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                            September 30,
                                                1999             December 31,
                                              Unaudited              1998
                                              ---------              ----
Assets:
 Cash and cash equivalents                  $      24,842     $      13,717
 Inventories, net                               2,495,100         2,236,257
 Accounts receivable, net                         349,881           291,096
 Other current assets                              20,022            38,876
                                             ------------      ------------
  Total current assets                          2,889,845         2,579,946
                                             ------------      ------------

 Furniture, fixtures and equipment, net            96,401            69,622
                                             ------------      ------------

 Other assets:
  Patents, net                                     90,729                --
  Other assets                                     29,200            23,955
                                             ------------      ------------
   Total other assets                             119,929            23,955
                                             ------------      ------------

     Total assets                           $   3,106,175     $   2,673,523
                                             ============      ============


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                              September 30,
                                                  1999             December 31,
                                                Unaudited              1998
                                                ---------              ----
Liabilities and shareholders' equity:
 Liabilities:
  Loan payable, related party                   $     864,061     $     357,746
  Revolving line of credit                            728,588           466,814
  Accounts payable trade                              348,720           128,430
  Accrued expenses                                    334,509           355,187
  Note payable                                         40,000                --
  Current portion of capitalized lease
   obligations                                         15,560            17,117
                                                 ------------      ------------
    Current liabilities                             2,331,438         1,325,294

 Capitalized lease obligations                             --             3,848
                                                 ------------      ------------
     Total liabilities                              2,331,438         1,329,142
                                                 ------------      ------------

 Shareholders' equity:
  Preferred stock, at par                               1,003                --
  Additional paid-in capital, preferred stock       1,130,199                --
   Common stock, at par (par value $0.01, 20,000,000 shares authorized and 20,000,000 and 9,429,400 shares issued and outstanding as of September 30, 1999 and December 31, 1998, respectively) 200,000 94,294
 Additional paid-in-capital, common stock           7,049,308         7,776,087
 Accumulated deficit                               (7,605,773)       (6,526,000)
                                                 ------------      ------------
    Total shareholders' equity                        774,737         1,344,381
                                                 ------------      ------------

     Total liabilities and shareholders' equity $   3,106,175     $   2,673,523
                                                 ============      ============


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                Nine Months Ended September 30,
                                                     1999                1998
                                                     ----                ----

Net income (loss)                               $  (1,079,773)    $     4,268
Adjustments to reconcile net income (loss)
 to net cash used in operations:
  Compensation expense from issuance of stock         455,468              --
  Depreciation and amortization expense                68,706          47,708
  Changes in assets and liabilities:
  (Increase) decrease in assets:
    Inventories, net                                 (258,843)        (28,106)
    Accounts receivable, net                          (58,785)       (173,870)
    Other current assets                               18,854         (67,084)
  Increase (decrease) in liabilities:
    Accounts payable trade                            127,858        (392,293)
    Accrued expenses                                  (16,418)        129,907
                                                 ------------      ----------
     Net cash used in operating activities           (742,933)       (479,470)
                                                 ------------      ----------

Cash flows from investing activities:
  Increase in other assets                             (3,626)            (29)
  Capital expenditures                                     --         (15,441)
                                                 ------------     -----------
     Net cash used in investing activities             (3,626)        (15,470)
                                                 ------------     -----------

Cash flows from financing activities:
  Advances from related party                         506,315          239,783
  Net advances on revolving line of credit            261,774          350,127
  Payments on capitalized lease obligations            (5,405)         (32,565)
  Repayments of notes payable                          (5,000)              --
                                                 ------------     ------------
    Net cash provided by financing activities         757,684          557,345
                                                 ------------     ------------

Net increase in cash and cash equivalents              11,125           62,405
Cash and cash equivalents at beginning of period       13,717           15,906
                                                 ------------     ------------
Cash and cash equivalents at end of period      $      24,842    $      78,311
                                                 ============     ============


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                Nine Months Ended September 30,
                                                     1999                1998
                                                     ----                ----

Supplemental Disclosures of Cash Flow Information:
 Cash paid for:
   Interest                                     $     140,300      $    54,565
                                                 ============       ==========
   Income taxes                                            --               --
                                                 ============       ==========


Supplemental Disclosure of Investing and Financing Activities:

         During the nine months ended September 30, 1999, the Company consummated a share exchange. The share exchange transaction is accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger reflect the financial position and results of operations of SES Acquisition. As a result of the transaction, as of April 28, 1999 the predecessor company's assets and liabilities for which there is no cash flow impact were consolidated into the balance sheet, including $90,000 furniture, fixtures and equipment, $97,833 of net capitalized patent costs, $274,166 of accounts payable trade, $108,803 of accrued expenses and $425,000 of subordinated debt.

         During the nine months ended September 30, 1999, the Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of compensation expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into approximately 200,000 common shares of the Company's common stock and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $46,000. The total consideration given to the landlord, which includes the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock.


       See notes to unaudited condensed consolidated financial statements.

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(1) Basis of Presentation - In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of Fingermatrix, Inc. and its subsidiaries (the "Company") as of September 30, 1999 and December 31, 1998, the statement of operations for the three and nine months ended September 30, 1999 and 1998 and the statement of cash flows for the nine months ended September 30, 1999 and 1998.

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

         SES Acquisition Corp.is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology.

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

         Ms. Grazyna B.Wnuk was appointed Vice President and Secretary of the Company. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary of Sagemark and all of its public and privately-held subsidiaries.

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

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(4)      Settlement of Accrued Rent

         During the period from October 1997 through April 28, 1999, wherein operations of the Company were suspended, the landlord of the Company's then leased premises, seized all furniture, fixtures and equipment of the Company for nonpayment of rent. On July 20, 1999, the Company negotiated a settlement of the unpaid rent which included the payment of $70,000 ($20,000 paid by Mr. Schiller, $50,000 paid by SES Acquisition), issuance of a note payable in the amount of $45,000 and issuance of 268 shares of Series A Preferred stock. The 268 Series A Preferred shares are convertible into approximately 200,000 common shares of the Company's common stock and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $46,000. The total consideration given to the landlord, which includes the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock.

(5)      Share Exchange with GIL Security Systems, Inc.

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

(6)      Subsequent Events

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

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

         Simultaneously with the execution of the sale of the Series A Preferred stock, the Company and Mssrs. Randazza and Roth would enter into a subscription agreement whereby Mssrs. Randazza and Roth would purchase 46-2/3% and 23-1/3%, respectively, of the shares of the common stock of API and the Company and Mr. Schiller or his designees would purchase and aggregate of 30% of the shares of the common stock of API. The price to be paid for the API shares by all purchasing parties would be an amount equal to the par value of such shares, payable in cash.

         Simultaneously with the execution of the agreement, API would issue to the Company a series of preferred stock, which would entitle the Company to elect a majority of API's board of directors for so long as there is no default to certain provisions of the contemplated agreement.

         Effective upon the proposed closing of the transaction, Mssrs. Randazza and Roth would become two of the four board members of API. Additionally, Mr. Randazza would become the senior vice president and director of sales and marketing of the Company, chief executive officer of SPS, see footnote (5) above, and president of API. Mr. Roth would become the senior vice president of technical services and operations of the Company and the vice president of API. The Company and its subsidiaries and Mssrs. Randazza and Roth would enter into five-year employment agreements.

(7) Accounting Policies - The significant accounting policies followed by the Company are set forth in the footnotes to the December 31, 1998 financial statements of Sequential Electronic Systems, Inc. and S-Tech Inc. which are exhibits to the April 28, 1999 8-K, Amendment No. 1.

(8) Interim Results - The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

(9) Earnings (Loss) Per Common Share - Basic earnings (loss) per share reflects the amount of income or (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects basic earnings (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on loss per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method. The treasury stock method recognizes the use of proceeds that could be obtained upon the exercise of options and warrants and assumes that any such proceeds would be used to purchase common stock at the average market price of the common stock during the period. The dilutive effect of convertible securities and their equivalents are reflected in dilutive earnings (loss) per share by application of the if-converted method. Under the if-converted method, convertible securities are assumed to have been converted into common shares at the beginning of the period (or at time of issuance, if later) and any recorded preferred dividends, interest or nondiscretionary adjustments related to the convertible security are assumed to be reversed. As of September 30, 1999, the Company does not have any dilutive items and therefore, a dual presentation of loss per share is not presented.

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

Warrants to purchase 100,000 common shares at $0.01, 285,000 common shares at $1.00 per share and 205,000 common shares at $2.00 per share, were outstanding for the three and nine months ended September 30, 1999 and 1998. Convertible preferred stock which is convertible into 84,988,502 shares of common stock was outstanding as of September 30, 1999. None of the aforementioned potential common shares were included in the computation of diluted loss per common share because such inclusion would be antidilutive.

(10)     Preferred B Stock

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

Financial Condition - Liquidity and Capital Resources

         As of September 30, 1999 ("September 1999") and December 31, 1998 ("December 1998"), the Company had working capital of $558,407 and $1.3 million, respectively. The decrease in working capital of $696,245 during the nine month period ended September 30, 1999 is primarily the result of a $506,315 increase in loans payable to a related party, a $261,774 increase in the revolving line of credit and a $220,290 increase in accounts payable, all of which were partially offset by a $258,843 increase in inventory. The changes in other components of working capital were not significant and amounted to net increases of $33,291. During the nine months ended September 30, 1999, the Company used $742,933 of cash in operating activities and the only significant sources of cash were advances from a related party of approximately $506,315 and advances on the revolving line of credit of $261,774. As of September 30, 1999, the Company's subsidiary S-Tech is delinquent on payment of payroll taxes approximating $81,000. The Company has issued its preferred stock in order to make its recent acquisitions, see footnotes (5) and (6) to the financial statements and is aggressively pursuing various financing sources with which to fund future operating activities.

Results of Operations

         Comparing the three months ended September 30, 1999 and 1998 (the "1999 and 1998 3rd Quarters"), the Company's revenues decreased $45,400, or 8%, while during the same time period gross profit decreased $27,159, or 10%. The gross margin percentage for the 1999 and 1998 3rd Quarters was 44% and 45% respectively. Comparing the nine months ended September 30, 1999 and 1998 (the "1999 and 1998 Nine Months"), the Company's revenues decreased $658,502, or 28%, while during the same time period gross profit decreased $363,797, or 38%. The gross margin percentage for the 1999 and 1998 Nine Months was 36% and 42% respectively.

         Comparing the 1999 and 1998 3rd Quarters, total costs and expenses increased $31,649, or 8%, and when comparing the 1999 and 1998 Nine Months increased $720,244, or 75%. Included in the 1999 3rd Quarter and the 1999 Nine Months were $26,000 and $455,468, respectively, of compensation expense from the issuance of stock. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of compensation expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into approximately 200,000 common shares of the Company's common stock and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $46,000. The total consideration given to the landlord, which includes the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock.

         Comparing the 1999 and 1998 3rd quarter, components of costs and expenses, other than compensation expense from issuance of stock, increased in the aggregate $5,649, or 1%, consisting of an increase in interest and financing fees of $43,741 and an increase in depreciation and amortization of $19,810, partially offset by a decrease in selling, general and administrative expense of $57,902. Comparing the 1999 and 1998 Nine Months, components of costs and expenses, other than compensation expense from issuance of stock, increased in the aggregate $264,776, or 28%, of which $152,376 relates to selling general and administrative expense, $91,402 relates to interest and financing costs and $20,998 relates to depreciation and amortization.

         As a result of the foregoing, the Company incurred net losses for the 1999 and 1998 3rd Quarters of $196,593, $0.01 per share, and $137,785, or $0.02 per share, respectively and incurred a net loss for the 1999 Nine Months of $1.1 million, or $0.07 per share and generated net income for the 1998 Nine Months of $4,268, or $0.00 per share.

Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". The Company believes that the Year 2000 Issue will not have a significant impact on the operations or expenses of the Company. However, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(99.1)  Form of Agreement and Plan of Reorganization dated April 28, 1999 between the Registrant and The Trinity Group, Inc.1

(99.2)  Form of Debt Exchange Agreement dated April 28, 1999 among the
         Registrant and those parties whose names appear on Exhibit "A" to the Agreement.1

(99.3) Form of Certificate of Amendment of the Certificate of Incorporation of the Registrant dated April 28, 1999 containing the Statement of the Powers, Designations, Preferences, Privileges, Rights and Restrictions of the Registrant's Series A 2% Voting Convertible Redeemable Preferred Stock.1

(99.4)  Form of Exclusive Distribution Agreement dated September 13, 1999 between Secured Portal Systems, Inc. and GIL Security Systems, Inc. 2

(99.5)  Form of Stock Purchase Agreement dated September 13, 1999 between the
         Registrant and GIL Security Systems, Inc. 2

(27)    Financial Data Schedule.3

(1) Filed as an exhibit to the Company's report on Form 8-K dated April 28, 1999, and incorporated herein by reference.
(2) Filed as an exhibit to the Company's report on Form 8-K dated September 13, 1999, and incorporated herein by reference.
(3)  Filed only with the SEC in electronic format.

(b)  Reports on Form 8-K

Filed an 8-K dated September 13, 1999 disclosing the Exclusive Distribution Agreement between Secured Portal Systems, Inc. and GIL Security Systems, Inc.


            . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMATRIX, INC.

/S/______________   Chief Executive Officer and Director       November 12, 1999
Lewis S. Schiller   (Principal Executive and Accounting Officer)