Form 10-K
period 1999-12-31
FINGERMATRIX INC
filed 2000-05-23
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period _________ to _________.

                          Commission file Number 0-9940

                               FINGERMATRIX, INC.
           (Name of small business issuer as specified in its charter)

            New York                                     13-2854686
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

249 Saw Mill River Road, Elmsford, New York                      10523
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (914) 592-5930

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value 0.01 per share
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 1999 were $2,623,000.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of April 28, 2000 was approximately $3.543 million computed on the basis of the reported sale price per share ($0.40625) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes X   No ___

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ___  No X

--------------------------------------------------------------------------------

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this annual report on Form 10-KSB, including without limitation the statements under "risk factors" and "management's discussion and analysis of financial condition and results of operations" are, or may be, forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act") and Section 21e of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Without limiting the foregoing, (i) the words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements and (ii) forward-looking statements include any statements with respect to the possible future results of the Company, including any projections or descriptions of anticipated revenue enhancements or cost savings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: the Company's history of losses and cash flow deficits; potential lack of control over the operations of Secured Portal Systems, Inc. ("SPS") and FMX, Corp. ("FMX"); need for additional financing to fund our present and proposed business activities; dependence on present executive officers and key personnel to manage our present and proposed business operations and our ability to integrate new officers and key personnel; lack of marketing or sales experience; dependence upon an exclusive distribution agreement for the future operations of SPS; dependence upon patent protection for the proposed activities of FMX; threat that technological change could render certain of our products and proposed products obsolete or non-competitive; inability to predict market acceptance for our proposed products; intense competition of the business in which we intend to engage; threat that E-commerce products and services may become subject to government regulation; the risks relating to legal proceedings and other factors both referenced and not referenced in this annual report on Form 10-KSB, including those set forth under "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained throughout this annual report on Form 10-KSB.

PART I

Item 1. Description of Business.

Background - Fingermatrix, Inc. ("Fingermatrix", the "Company," or the "Registrant") was formed on May 12, 1976 under the laws of the State of New York. For the period from its inception through December 1998, Fingermatrix was in a development stage and, accordingly, Fingermatrix's efforts and resources were directed to product and prototype development and production and planning of electronic fingerprint identification systems. Only nominal revenues were generated during this period.

In 1994, Fingermatrix filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and Fingermatrix operated as a debtor in possession until a Trustee was appointed in September 1995. On March 31, 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Bankruptcy Plan of Reorganization"), Fingermatrix ceased operating under the protection of the court and management of Fingermatrix was transferred from the Trustee to a Board of Directors. Due to a working capital shortage and a lack of any meaningful revenues, operations were suspended on October 15, 1997. From that time until April 1999, Fingermatrix did not conduct any business operations other than to seek investment capital, debt financing, an entity to acquire Fingermatrix's business or a merger or joint venture partner.

Reverse Merger - On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "Merger Agreement") with the Trinity Group, Inc. ("Trinity"), a privately owned Delaware corporation owned by The Trinity Group-I, Inc. ("Trinity-I"). Trinity-I is owned by Lewis S. Schiller, Fingermatrix's Chairman and Chief Executive Officer. Pursuant to the Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 69,566,934 shares of Common Stock).

Upon the conclusion of the SES Merger, by virtue of SES's ownership of all of the issued and outstanding shares of capital stock of Sequential Electronic Systems, Inc. ("Sequential"), and S-Tech, Inc. ("S-Tech") and 39.1% of the issued and outstanding shares of capital stock of FMX Corp. ("FMX"), Fingermatrix succeeded to the ownership of these entities which became second tier subsidiaries of Fingermatrix. The former stockholders of Fingermatrix retained a 10% ownership interest in Fingermatrix consisting of 9,428,393 shares of Common Stock.

The SES Merger is accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes, whereby the equity of SES, as the predecessor company, and Fingermatrix, as the acquired company, have been recapitalized and the accompanying financial statements, and any financial data included herein, reflect the results of operations of Fingermatrix and SES from the date of the SES Merger forward and the results of operations and cash flows of SES prior to the date of the SES Merger.

Debt Exchange - Simultaneously, certain creditors of Fingermatrix exchanged $984,000 of indebtedness held by them for an aggregate of 6,346 Shares of Series A Preferred Stock (convertible into 4,713,809 shares of Common Stock) pursuant to an agreement entered into between Fingermatrix and the creditors on April 28, 1999 (the "Debt Exchange Agreement").

Change of Control - As a consequence of the SES Merger, Trinity became Fingermtrix's controlling stockholder. Simultaneously with the SES Merger, the then members of the Fingermatrix Board of Directors resigned and Lewis S. Schiller, E. Gerald Kaye and Joel Brown were appointed to the Board of Directors.

Further, the then Fingermatrix officers resigned and Lewis S. Schiller became Chairman of the Board and Chief Executive Officer of Fingermatrix and Grazyna B. Wnuk became the Vice-President and Secretary of Fingermatrix. Subsequently, Ms. Wnuk replaced Joel Brown on the Board of Directors following his resignation on November 19, 1999.

Subsequent to the SES Merger, Fingermatrix issued 1,000 shares of a newly created series of Preferred Stock (the Series B Preferred Stock") to Trinity. The Series B Preferred Stock gives Trinity the right to elect a majority of the Fingermatrix Board of Directors.

Recapitalization - As of December 1999, Fingermatrix does not have a sufficient number of authorized shares of Common stock to allow for conversion of any of the Series A Preferred Stock. The Merger Agreement requires Fingermatrix to effect a recapitalization pursuant to which Fingermatrix will increase the authorized capitalization so as to enable Fingermatrix to have a sufficient number of shares of Common stock authorized for issuance to allow for, among other things, the conversion of the Series A Preferred Stock . Such recapitalization is referred to the "Equity Recapitalization".

Financing Efforts - The business segments of Fingermatrix are currently dependent upon the funding provided by Trinity, its controlling stockholder. Fingermatrix's ability to operate its current and proposed subsidiaries, as more fully described in the following narrative, is dependent upon the completion of a financing and no assurances are made that any such financing will occur, or that if such financing is completed that additional financing will not be required.


Current Operating Entities

Sequential - Sequential generated revenues during 1999 and 1998 of $2.056 million and $2.184 million, respectively. Sequential was formed in 1985 and is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Optical encoders are utilized by manufacturers whose manufacturing processes require highly accurate positioning of manufactured components. Encoders are also used as position sensors on computer numerically controlled machinery and equipment, in packaging machinery for industries such as food packaging and paper products manufacturing and as measurement devices on certain medical equipment. The encoders manufactured by Sequential are also sold to the U.S. Government for a variety of military uses including position transducers for the Multi-Launch Rocket System and the Patriot Missile Defense System. Sequential's encoders are also utilized in the NEXRAD weather system as position transducers on the system's radar antennas. Sequential's high-resolution encoders provide azimuth and elevation data on the National Aeronautics and Space Administration's telemetry tracking antennas that are located around the world and used to track missiles, rockets and satellites. Recently, Sequential began delivering encoders to Adtrantz, a Daimler Chrysler company, to be used in a speed control system for railcars.

Sequential's optical encoders and encoded motors are sold to the U.S. Government for military applications as well as to other industrial customers for a variety of control applications. The encoded motors that are manufactured by Sequential are used as a capstan drive in weather map recorders and state of the art instrumentation tape recorders for the purpose of providing precise speed control in order to reduce distortion in recording. These recorders have many applications including use in anti-submarine warfare detection systems and in seismic measurement recording systems purchased by the U.S. Government. Sequential is a sole source for an instrumentation-encoded motor used by the U.S. Navy. Because both the government and commercial applications of the technology in Sequential's products are highly specialized, there are a limited number of competitors for Sequential's high-resolution encoders, which utilize a highly specialized technology. Commercial applications of encoders fall into the category of designing units with unique form factors or operating characteristics. In addition, Sequential markets a standard line of encoders for commercial applications.

S-Tech - S-Tech generated revenues during 1999 and 1998 of $567,000 and $587,000, respectively. S-Tech was formed in 1992 and designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech has supplied such vending machines to a variety of customers, including Con Edison, Netsmart Technologies, Inc. (as a sub-contractor for San Diego Gas & Electric Co.), Objectsoft Corp. (as a subcontractor for New York
City), NYNEX, Kuwait Telecard, Pace Communications Corp., Cable and Wireless, and Kinko's.

The avionics equipment designed and manufactured by S-Tech is marketed principally to the U.S. Government. These products consist of synchro repeater cockpit instruments and oil pressure transmitters. In addition, S-Tech bids from time to time for the supply of products in connection with U.S. Department of Defense contracts, which products are manufactured to the technical specifications provided by the Department of Defense. The majority of the avionics products manufactured by S-Tech require S-Tech to have a qualified products list ("QPL") designation, which is a designation granted to government suppliers who comply with the U.S. Government's system requirements. These products must obtain a QPL designation before such products are eligible for sale to the U.S. Government. S-Tech is currently attempting to expand the number of its products, which are QPL designated. Generally, S-Tech's revenues are currently equally divided between vending machines and its avionics products.


Development Stage Entities

FMX - is engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control. FMX was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. Michael Schiller created this proprietary technology during his tenure as Chief Executive Officer and Chief Technical Officer of Fingermatrix, commencing in 1976 through 1994. Fingermatrix, during the period from its inception in 1976 through 1997, conducted research, engineering, testing and other developmental activities with respect to this fingerprint identification technology and certain proposed products utilizing this technology. During this period, certain access control, law enforcement and other products utilizing this technology were developed and sold. Fingermatrix expended significant sums in developmental activities with respect to this technology and related products but revenues during this period from sales of products incorporating this technology were nominal.

The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. In addition a miniaturized variation of the fingerprint scanner is being developed which can be integrated with security access systems for the Internet.

The products and systems being developed by FMX consist of both hardware and software components. Hardware components are comprised of a scanner, computer, printer and controls. Some of these components are or will be manufactured by FMX. FMX intends to acquire some of the hardware components to be utilized in its systems from independent suppliers and manufacturers. FMX intends to assemble these components in its facility at such time, if any, as it develops commercially viable systems utilizing its fingerprint identification technology. The software to be utilized in these systems includes proprietary computer programs, which are designed to enhance recognition identification with a greater degree of accuracy than existing technologies. In 1990, Fingermatrix completed the development of a liquid-platen based technology consisting of hardware and software techniques designed to provide improved print detail and repeatability.

The fingerprint identification technology being developed by FMX is the subject of several United States patents issued to Fingermatrix. These patents, together with all other intellectual property relating to the fingerprint identification technology of Fingermatrix, have been licensed by Fingermatrix to FMX. In addition, in May 1998, FMX applied for a United States patent on a fingerprint scanner, which is currently pending. While we believe that patent and other intellectual property protection is important to the proposed activities of FMX, we cannot provide any assurance as to the scope or validity of any existing or future patents or other intellectual property rights of FMX.

FMX intends to complete the development of certain systems, which have been partially engineered and tested. Among these systems are electronic fingerprint identification systems known as "CHECK/ONE," "CHECK/TEN" and the "Booking Station." The "CHECK/ONE" system is being developed as a single fingerprint access system intended for use in access control and other identification verification applications. This application is designed to allow for the enrollment of the fingerprints of individuals, assignment of a PIN or other identifying characteristic to enrollees and use of the combination of PIN and fingerprints to gain access to certain areas or privileges. This system is intended for commercial, industrial and governmental applications where secure control of access is required. The "CHECK/TEN' system is being developed as a live scanning "kiosk" system designed specifically for use by law enforcement agencies. This system is designed to quickly scan, record and generate ten-print cards for use with suspects and other subjects. This system is designed for quick and easy integration into existing computer network operations and utilizes industry-standard PC's, which are linked to a scanning module. FMX intends to market the "CHECK/TEN" system to law enforcement agencies. The "Booking Station" is also being developed for law enforcement agencies. This system will be required to comply with applicable Federal Bureau of Investigation ("FBI") specifications and standards relating to accuracy, repeatability, grey scale analysis and speed of operation.

To date, several prototypes of these systems have been produced. In the event Fingermatrix is able to provide FMX with sufficient additional funding, FMX intends to complete the development of these systems and "beta-test" these systems with the FBI and other law enforcement agencies. While FMX anticipates that it would complete the engineering, development and testing of these systems within a few months after it receives sufficient funding, Fingermatrix cannot provide any assurances as to whether FMX will be provided with a sufficient amount of funding or, if so, whether or when such developmental, engineering and testing activities would be completed, whether the test results would be successful, or whether or when any revenues or profits from sales of such products would be derived.

If and when FMX develops any commercially viable system or product utilizing such proprietary fingerprint identification technology, it intends to market any such product or system initially for law enforcement and access control applications. FMX will rely heavily upon the services of Michael Schiller in completing the development of and marketing any such products or systems. FMX also intends to engage sales representatives and distributors to assist with the marketing of any such product or system, to participate in trade shows and to seek to market such products or systems in partnership with major law enforcement system original equipment manufacturers. Inasmuch as FMX has not developed any such product or system, which may be marketed, Fingermatrix cannot provide any assurance as to the success of any such marketing efforts or the degree of acceptability that any such product or system may achieve in the marketplace.

During 1999 and 1998, FMX incurred research and development expenses of $218,000 and $2,000, respectively. All of FMX's research and development costs were Company financed and were expensed as incurred.

Secured Portal Systems, Inc. ("SPS") - Fingermatrix formed SPS in August 1999 for the purpose of entering into an agreement with GIL Security Systems, Inc. ("GIL") whose parent company designed, developed and has commenced the marketing of an unattended secure entrance and egress system designed to prevent or restrict access to buildings and facilities (the "GIL Security Systems"). The GIL Security Systems are designed to operate with a variety of detection software to prevent access to buildings and facilities by individuals who are in possession of weapons, metals, bombs, or drugs or are not able to identify themselves properly. The GIL Security Systems utilize a proprietary software system designed and owned by GIL in conjunction with a specially designed secure portal entry door or chamber. The GIL Security System does not require an attendant to monitor or operate the system. To date, the GIL Security Systems have been marketed to a limited number of customers. The GIL Security System is currently installed at the American Airlines terminals located in Dallas-Ft. Worth Airport, Chicago's O'Hare Airport and Newark International Airport, at a CitiBank facility located in Englewood, New Jersey and in the visitor's facility at the prison at Rikers Island, New York. GIL manufactures the GIL Security Systems at its facility located in Whitestone, New York.

On September 13, 1999, SPS entered into an exclusive distribution agreement with GIL pursuant to which SPS was engaged as the exclusive distributor for the GIL Security Systems for a term commencing as of September 1, 1999 and expiring on August 31, 2004 (the "GIL Distribution Agreement"), to certain categories of customers specified in the GIL Distribution Agreement, including certain agencies of the federal government, embassies, department stores and retail stores located in the United States, the State of Israel, NCR Corp. and Sun Microsystems.

Fingermatrix also entered into a Stock Purchase Agreement with GIL on September 13, 1999 (the "Stock Purchase Agreement") pursuant to which Fingermatrix issued to GIL 14,134 shares of our Series A Preferred Stock (convertible into 10,498,735 shares of Common Stock) in exchange for 1,000,000 shares of the outstanding common stock of GIL.

The GIL Shares represented 10% of the outstanding common stock of GIL at the time Fingermatrix entered into the Stock Purchase Agreement.

SPS's proposed future activities consist of the marketing and distribution of the GIL Security Systems to both those customers for which it has exclusive distribution rights under the GIL Distribution Agreement and to others as to which it has the non-exclusive right under the GIL Distribution Agreement to distribute the GIL Security Systems. Many of the customers to whom SPS will seek to market the GIL Security Systems will be domestic and foreign government purchasers as well as commercial users.

Proposed Future Operations

Shopclue.com, Inc. ("Shopclue.com"), formerly Webmall,com, Inc. - Shopclue.com was formed in July 1999 by Blake Schiller, the son of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of Fingermatrix, for the purpose of providing small businesses, individuals and merchants with the ability to advertise and market their products or services over the Internet in a centralized on-line mall environment. As of the date of this 10-KSB, Shopclue.com's website is not fully functional but has generated limited revenues and has signed up in excess of 75 merchants in local beta site testing in its market and services in which it intends to operate.

In December 1999, Fingermatrix substantially completed the negotiation of the principal terms of Fingermatrix's proposed acquisition of Shopclue.com and entered into a Term Sheet relating to this proposed transaction (the "Shopclue.com Term Sheet"). The Shopclue.com Term Sheet contemplates a tax-free exchange between Fingermatrix and Blake Schiller pursuant to which Fingermatrix will acquire a controlling interest in the outstanding capital stock of Shopclue.com, Blake Schiller will retain 20% of the outstanding capital stock of such entity and Lewis S. Schiller, Carol Schiller, Douglas Schiller, Linda Schiller and Grazyna B. Wnuk will receive the remaining minority interest of such capital stock. It is contemplated that Fingermatrix will issue to Blake Schiller 13,463 shares of its Series A Preferred Stock (convertible into 10,000,316 shares of its Common Stock, subject to the Equity Recapitalization).

It is also contemplated that Blake Schiller will, pursuant to the terms of a warrant to be issued to him, have the right to receive additional shares of the capital stock of Shopclue.com whereby once the Shopclue.com website is fully functional his equity ownership will increase to 47% and upon the achievement of certain to-be-agreed-upon revenue targets his equity ownership will increase to 60%. The Shopclue.com Term Sheet provides for the issuance to Fingermatrix of a newly created series of Preferred Stock of

Shopclue.com, which will entitle Fingermatrix to elect a majority of Shopclue.com's Board of Directors.

Fingermatrix has caused its controlling shareholder, Trinity, and Carol Schiller, to loan Shopclue.com in excess of $250,000. Such loans are intended to be for a one year term and bear interest at the rate of 9% per annum and are mandatorily prepayable from the proceeds of any initial public offering of the equity securities of Shopclue.com, if any, or from Shopclue.com's net cash flow on terms to be mutually agreed upon between the lenders and Shopclue.com.

Shopclue.com intends to provide a service to such customers to enable them to list and advertise their products and services on the Internet with relatively little effort when compared to more conventional approaches to website creation and at an affordable cost. Shopclue.com will advise its clients as to how they can market their products or services on the Internet and how to use E-commerce in connection with their business activities. Shopclue.com intends to offer its clients the opportunity to provide Shopclue.com's graphic artists with photos of their products or a brief text of the service being offered by such customers. Shopclue.com will then prepare the information required for Internet display in a mall-like environment on a specially designed Internet web page. By offering such service to small businesses, individuals and merchants, Shopclue.com will substantially reduce the time and cost that such customers typically experience in attempting to utilize the Internet to market their products or services.

Shopclue.com has developed eighteen initial search functions for their clients to consider and select from. Shopclue.com intends to expend this list of search functions in the future. Upon selection of the particular search function, Shopclue.com's customers will be able to link up to over 1,500 search engines through Shopclue.com's website. Shopclue.com also intends to provide a merchant chat room, a merchant message board, customer product review and certain services including restaurant take-out ordering, limousine reservation and entertainment service.

Shopclue.com intends to market its products and services through an in house sales force as well as through independent sales representatives or agents. Currently, Shopclue.com has engaged a graphic artist, six in-house salesmen, two computer programmers and two web designers to assist it in commencing its business activities. It is currently negotiating to engage sales representatives and is soliciting merchants to subscribe to its website marketing program.

Shopclue.com intends to derive its revenues from charging its customers a one-time set up charge, monthly fees which it will charge merchants for utilizing its website and transaction processing fees based on revenues received from participating merchants from the sale of the merchants' products and services on Shopclue.com's website.


Employees

The Company currently employs 38 persons, including the executive officers of Fingermatrix and its subsidiaries. None of the Company's employees are represented by a union and management considers relations with its employees to be good.

Competition

Many of the competitors of the Company's subsidiaries have far greater financial, technical, manufacturing, marketing and other resources.

Sequential faces competition from numerous companies engaged in the manufacture and sale of encoders, including BEI Sensors and Systems Co., Computer Optical Products, Inc., Danpher Controls, Dynamics Research Corp. and Encoder Products Co.

While the majority of avionics products sold by S-Tech require vendors to qualify and obtain a QPL designation before they are eligible to bid and sell such products, S-Tech faces competition from several companies engaged in this business, among which are Allied Signal Corp., Amatek Corp. and Aircraft Instrumentation Corp. The vending products manufactured and sold by S-Tech face competition from numerous competitors inasmuch as the vending machine industry is highly competitive. Among such competitors are Opal Manufacturing Ltd., Advanced Games & Engineering, Inc., Vendtek Industries, Inc., and Technik Manufacturing, Inc. S-Tech seeks to diminish the impact of such competition by supplying products that are custom designed to suit the needs of its customers.

If and when FMX develops a commercially viable product or system, it will face competition from many companies with other types of biometric or other fingerprint identification products or systems, most of whom have far greater financial, technical, manufacturing, marketing and other resources than FMX.

The Company believes that the GIL Security System is unique in that it operates without any requirement for the presence or supervision of an attendant, is the only unattended secured entrance system approved by the Federal Aviation Administration and the only such system with a Government Security Access number for high security facilities. Nevertheless, the GIL Security System will face competition from numerous companies that restrict or control access to defined areas, including manufacturers of magnometer or attended operated entrance portals or systems. In addition, because SPS intends to distribute the GIL Security Systems to government agencies, it will be required to establish itself as a reliable vendor and otherwise meet qualifications and standards established by the government with respect to its vendors. Many of the entities with which SPS will compete for such government business have established products and reputation and credibility with the government.

When the transaction contemplated by the Shopclue.com Term Sheet are consummated, Shopclue.com will face competition from numerous established companies providing website marketing services and products, including Amazon.com, Ebay, Imall.com, ShopNow and Yahoo.


Risk Factors

Prospective investors should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-KSB, in evaluating the Company and our business before purchasing our securities. In particular, prospective investors should note that this annual report on Form 10-KSB contains forward-looking statements within the meaning of
Section 27a of the Securities Act and Section 21e of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See "disclosure regarding forward-looking statements." The factors listed below represent certain important factors the company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated. Business and other risks described herein are applicable to both Fingermatrix and its subsidiaries.

We Have a History of Losses and Cash Flow Deficits - Revenues have declined during the two years ended December 1999 and as of December 31, 1999 has a stockholders deficiency of $2.117million. We expect to incur additional losses during the time period in which the Company is developing products and markets for its subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

Limited Market for Our Common Stock - Currently, our Common Stock trades on the National Association of Securities Dealers Automated Quotation System Over-the-Counter Bulletin Board (the "NASDAQ Bulletin Board"). As set forth elsewhere in this Form 10-KSB, the closing bid prices for the Common Stock subsequent to the SES Merger through December 1999 ranged from a high of $.67 to a low of $.05 per share. By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities, which are owned by them. Currently, we do not meet the financial and other requirements for a NASDAQ SmallCap, listing. Apart from specific financial criteria that we would have to comply with in order to obtain such listing, there are other corporate governance criteria that must be satisfied in order to obtain any such listing. Among such corporate governance requirements is the requirement that there be no disparity in the voting rights of the holders of the Common Stock. At the present time, Trinity owns all of the outstanding shares of our Series B Preferred Stock. The holder of our Series B Preferred Stock has the right to elect a majority of the Board of Directors. The NASDAQ may consider the issuance of the Series B Preferred Stock as a violation of their voting rights rules and policy. The failure to comply with NASDAQ's voting rights rules or policy or any of its other applicable regulations relating to transactions engaged in by us subsequent to the SES Merger may result in sanctions. Any such actions by NASDAQ could further limit the market for our Common Stock.

Trading in Our Securities May Be Restricted Due to Compliance with Applicable Penny Stock Regulations - Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules and regulations adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. These rules also impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers or institutional accredited investors. For transactions covered by this rule, broker-dealers must also make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to a sale. Consequently, the application of this rule to the trading of our Common Stock may affect the ability or willingness of broker-dealers to sell our securities and adversely affect market liquidity for such securities.

Our Company is Subject to Control by a Principal Stockholder - Trinity, which has advanced funds to the Company approximating $1.532 million as of December 31,

1999, and additionally, has provided $523,000 to Sequential's revolving line-of-credit lender in order to induce such lender to provide Sequential with such revolving line-of-credit, owns approximately 34% of the outstanding Common Stock as of the date of this Form 10-KSB. Assuming that all outstanding Series A Preferred Shares, including the 60,875 shares of Series A Preferred Stock owned by Trinity, are converted into Common Stock, Trinity will own approximately 48% of the outstanding Common Stock. Trinity is solely owned by Trinity-I, which is solely owned by Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company. All of the shares of Trinity-I owned by Mr. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own approximately 11% of the outstanding Common Stock as of the date of this Form 10-KSB. Assuming that all outstanding Series A Preferred Shares, including an aggregate of 18,732 shares of Series A Preferred Stock owned by such individuals, are converted into Common Stock, those individuals will then own approximately 15% of the outstanding Common Stock. In addition, Trinity owns all of our outstanding Series B Preferred Stock, which entitles it to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in Trinity-I to a third party. In the event of such a sale by Mr. Schiller, such third party may be able to control the affairs of the Company in the same manner that Mr. Schiller is able to do so by virtue of his ownership of Trinity-1. Any such sale may adversely affect the market price of the Common Stock and could adversely affect our business, financial condition or results of operations.

A Significant Portion of the Net Proceeds of Any Potential Financing May Be Used for the Payment of Related Party and Other Indebtedness and for Salaries of Executives and Key Personnel - As of December 1999, the Company is indebted to Trinity-I in the amount of $1.532 million for sums which it has previously loaned or advanced to us. A portion of the proceeds of any potential financing may be used to repay some or all of the amounts owed to Trinity-I. In addition, it is possible that a substantial portion of the proceeds from any potential financing would be allocated for general corporate purposes, including working capital, would be used to pay the salaries of certain of our officers and other key personnel and would likely be allocated to Shopclue.com, and, when the transaction contemplated by the Shopclue.com Term Sheet is consummated, would be utilized to pay salaries of officers and other key personnel that will be hired by Shopclue.com.

We Require Additional Financing for Our Business Activities - We currently have limited operating capital and inability of the Company to obtain a significant financing may adversely affect our business and no assurances are made that any such financing will occur, or that if any financing is completed that additional financing will not be required. In addition, the Company is assisting Shopclue.com's efforts to obtain direct financing.

We intend to Develop Several New Businesses with a Portion of the Proceeds of Any Potential Financing - A significant portion of the proceeds received from any financing would be expended on companies which have no current operating history. FMX intends to continue the development of a fingerprint identification technology, which we have sought to develop since 1976. We have previously spent substantial funds in the development of this technology. We anticipate continuing to expend funds in the development of this technology as well as the development of the technologies and proprietary software of Shopclue.com, when the Shopclue.com Term Sheet is consummated. We cannot provide assurances that, despite the expenditure of a substantial portion of the net proceeds of any potential financing for the future operations of these entities, that their operations will prove successful.

We May Not Control the Operations of Certain of Our Subsidiaries - Currently, 39.1% of the outstanding capital stock of FMX is owned by the Company. Michael Schiller, the brother of Lewis S. Schiller, owns 49.9% of the remaining outstanding shares of capital stock of FMX and has the right to acquire additional shares so that his ownership percentage will be equal to 50% of the outstanding capital stock of FMX. Of the remaining outstanding shares of capital stock of FMX, Lewis S. Schiller owns 4%, Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller own an aggregate of 5% and Grazyna B. Wnuk, a director of the Company, owns 2%. When we complete the transaction as currently contemplated by the Shopclue.com Term Sheet, which is described elsewhere in this Form 10-KSB, Fingermatrix will acquire a controlling interest in the outstanding capital stock of Shopclue.com, Blake Schiller will retain 20% of the outstanding capital stock of such entity and Lewis S. Schiller, Carol Schiller, Douglas Schiller, Linda Schiller and Grazyna B. Wnuk will receive the remaining minority interest of such capital stock. It is also contemplated that Blake Schiller will, pursuant to the terms of a warrant to be issued to him, have the right to receive additional shares of the capital stock of Shopclue.com whereby once the Shopclue.com website is fully functional his equity ownership will increase to 47% and upon the achievement of certain to-be-agreed-upon revenue targets his equity ownership will increase to 60%. Although we will own a series of preferred stock that will entitle us to elect a majority of the Board of Directors of Shopclue.com, we may lose the rights granted to us under such preferred stock under certain specified circumstances. Accordingly, the activities of FMX and Shopclue.com will be subject to the control and influence of these other stockholders who may exercise their voting and ownership rights in a manner that will influence or determine the activities of these entities. We intend to provide a significant portion of the net proceeds of any potential financing to these subsidiaries for their future activities. We may not, therefore, have complete control over the use of these funds.

Our Present and Proposed Business Operations Will Depend on the Services of Our Executive Officers and Key Personnel and Our Ability to Integrate New Officers and Key Personnel - .Our future success will depend, to a significant extent, on the continued services of certain of our executive officers and key personnel. The loss of the services of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company or Fred Zivitofsky, President of Sequential and S-Tech could have a material adverse effect on our business, results of operations and financial condition. The operations of FMX, SPS, and Shopclue.com are prospective as FMX has not yet engaged in any operating activities and SPS and Shopclue.com have engaged in only limited operating activities. The future success of FMX will depend upon the continuing services of Michael Schiller and the future success of Shopclue.com will depend upon the services of Blake Schiller. We intend to enter into employment agreements with these individuals, however, we cannot be assured that we will do so. In addition, FMX will likely be required to engage other key employees to assist in their planned operations and marketing efforts. The loss of services of any of these individuals or the inability to attract or retain other key employees or to otherwise create and maintain an effective team of senior managers for the proposed business of these entities will have a material adverse effect on our business. Although we intend to obtain key man life insurance on the lives of our executives we do not currently have key man life insurance on the lives of any of the foregoing individuals and we cannot provide any assurances that we will be able to obtain such insurance or that it will be available at regular rates.

We Have Granted Significant Benefits Under Certain Existing and Proposed Employment Agreements - Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, and Grazyna B. Wnuk, Vice President, Secretary and a Director of the Company, have substantially agreed to the terms of proposed employment agreements with the Company that provide significant benefits to each of them. These benefits are more fully described in Part III,
Item 11, "Executive Compensation" The terms of these agreements were determined by the management of the Company, certain of whom are also parties to these agreements. In the event that the transactions contemplated by the Shopclue.com Term Sheet are consummated, Shopclue.com will enter into an employment agreement with Blake Schiller whereby he will be entitled to receive, in addition to other compensation, additional equity in Shopclue.com as described elsewhere in this 10-KSB.

We Will Be Dependent Upon an Exclusive Distribution Agreement for the Future Operations of SPS - In September 1999, SPS entered into the GIL Distribution Agreement with GIL for a term of five years. Under the GIL Distribution Agreement, we acquired certain exclusive and non-exclusive distribution rights to a security entrance and egress system designed and developed by GIL's parent. This security entrance system is a relatively new product and has not gained widespread market acceptance as only a limited number of systems have been sold and are in use. GIL is a recently formed subsidiary of Georal International, Ltd. and has nominal assets and no operating history or revenues. We will be dependent upon the continuation of the GIL Distribution Agreement to commence and develop our marketing efforts for GIL's secure entrance and egress system. The GIL Distribution Agreement provides, under certain specified circumstances, for an earlier termination of such GIL Distribution Agreement. In the event of any termination of the GIL Distribution Agreement prior to the expiration of its term, we would be forced to curtail the activities of SPS, which may have a material adverse effect on our business.

The Proposed Activities of FMX Will Be Dependent Upon Patent Protection - We believe that patent protection of the fingerprint identification technology being developed by FMX will be essential to its planned future business operations. The success of FMX's future operations will also depend, in part, upon our ability to maintain its trade secrets, not infringing upon the intellectual property or proprietary rights of others and preventing others from infringing upon FMX's intellectual property and proprietary rights. We will only be able to protect FMX's intellectual property and proprietary rights from unauthorized use by others to the extent that FMX's intellectual property and proprietary rights are valid and enforceable under patents that FMX has or may obtain in the future or are otherwise effectively maintained as trade secrets.

Presently, such technology is the subject of five United States patents and a pending United States patent application. We have not filed for and do not have patent protection for such technology in any foreign country. We cannot be assured that others have not already obtained, or will not in the future obtain, patent protection for fingerprint identification technologies which are the same as or substantially similar to the fingerprint identification technology of FMX. We also cannot be assured that the pending United States and foreign patent applications, or any future United States or foreign patent applications which we may file in connection with such technology, will result in issued patents or that if any such patents issue, that the scope or validity of such patents, or the existing United States patents referred to above, will not be challenged in the future (or that the scope of any such patents will prevent third parties from developing competing products).

In addition, we cannot be assured that litigation which may be commenced by others to challenge our existing or any future patents relating to our fingerprint identification technology can be successfully defended by us. The expenses involved in litigation regarding patent protection, and the length of time that may be spent in attempting to resolve the claims in any such litigation, can be significant and we cannot estimate any such future defense, enforcement or licensing costs regarding patent infringement claims. Any such costs could materially adversely affect FMX's planned operations. FMX will, therefore, be subject to the risks of adverse claims in litigation alleging infringement of the intellectual property rights of others by any patents relating to its fingerprint identification technology. In addition, the costs of prosecuting and maintaining FMX's current patents and patent applications, as well as the costs of seeking to enforce any of such patents against third party infringers, are substantial. If FMX is unsuccessful in obtaining patent protection or if claims of infringement are made against it which it is unable to successfully defend or obtain licenses for, or if FMX is not able to prevent third parties from infringing its patent or other intellectual property rights, our proposed business will be materially adversely affected. FMX will also rely on maintaining the confidentiality of certain trade secrets and other proprietary know-how relating to its fingerprint identification technology. FMX will try to protect this information by entering into confidentiality agreements with others who may be required to have access to such information. Any person or entity that is a party to any such confidentiality agreement could breach such agreement and improperly disclose such information to FMX's competitors or our competitors could learn of such information independently. If any material trade secret, know-how or other proprietary information relating to FMX's fingerprint identification technology were to be improperly disclosed or otherwise obtained by a competitor, FMX's planned business operations could be materially adversely affected.

We intend to enter into an employment agreement with Michael Schiller which will, among other things, contain a non-compete covenant in our favor in the event of the termination of Mr. Schiller's employment with us and a covenant to assign to us all inventions and ideas which are conceived by Mr. Schiller during his employment with us. We cannot provide any assurances as to whether or when we will consummate any such agreement with Mr. Schiller.

Rapid Technological Change Could Render Certain of Our Products and Proposed Products Obsolete or Non-Competitive - Major technological changes can occur rapidly in the security, fingerprint identification and E-commerce industries. It is entirely possible that newer technologies, techniques or products will be developed with more capabilities and better performance than our present and proposed products. The development by competitors of new or improved technologies, techniques or products may make our present or planned products obsolete or non-competitive.

We Cannot Predict Market Acceptance for Our Proposed Products - Any products that we may develop in the future utilizing the security, fingerprint identification and website marketing ideas, techniques or technologies which are the subject of the proposed activities of SPS, FMX or Shopclue.com may not gain market acceptance. The degree of acceptance of any such products that we may develop in the future will depend upon numerous factors, including demonstration of the advantages, uniqueness and reliability of such products, their cost effectiveness, the potential barriers to market entry by alternative products, marketing and distribution support and the financial ability and credibility of such entities.

The Business in Which We Intend to Engage in is Subject to Intense Competition - We will face intense competition from numerous companies which are developing, producing and marketing products for securing access to buildings and facilities, products incorporating fingerprint identification technologies for law enforcement and other secure access purposes and products for website marketing which will directly compete with the proposed products of SPS, FMX and Shopclue.com. We currently face competition from other companies engaged in the manufacture and sale of products similar to those manufactured and sold by Sequential and S- Tech.

We intend to distribute a security access or entrance system to customers which include government and other institutional purchasers who have been serviced by vendors, which have established and tested security products and systems that have become recognized and accepted in this industry. The type of security system that we will offer to our customers is subject to technological change and compliance with product specifications established by our intended customers. Likewise, products utilizing biometrics or fingerprint technologies for identification, access control and security face similar problems from law enforcement agencies and other institutional customers to whom our proposed products utilizing our fingerprint identification technology will be marketed. New entrants in this industry must establish product reliability through testing and use in order to gain widespread commercial acceptance of such products. Products and services which are designed to be marketed through the use of the Internet will depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. The rapid growth of commercial on-line business is a recent phenomenon and the demand for new products and services offered over the Internet is subject to a high level of uncertainty and a number of factors, including concerns about transaction security, continued development of the necessary technological infrastructure and the development of complimentary services and products. Competitors in the area of website marketing will include, among others, established Internet companies such as Amazon.com, E-Bay, Imall.com, ShopNow and Yahoo.

Most of our competitors have far greater financial, technical, personnel and other resources than we do and that we expect to have in the foreseeable future. We cannot provide any assurances that we will be able to compete effectively with any of such competitors.

E-commerce Products and Services May Become Subject to Government Regulation - On-line commerce is new and rapidly changing and Federal and state regulations relating to the Internet and on-line commerce is evolving. Currently, there are few laws or regulations directly applicable to the Internet or on-line commerce on the Internet and the laws governing the Internet that exist remain largely unsettled. The Federal Trade Commission and other governmental authorities have proposed regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. Inasmuch as the marketing of products and services over the Internet is relatively new, we cannot be assured that any proposed product or service offered by us to Internet users will comply with existing or future Federal or state government regulations. In addition, the secure transmission of confidential information over the Internet will be essential in maintaining consumer confidence in certain of our proposed products and systems that will be marketed to Internet users. Any breach of security or other misappropriation or misuse of the personal information of the users of any of our proposed Internet products or services could significantly harm our proposed business and subject us to liability, including liability for claims based on unauthorized purchases, impersonation or other similar fraud claims. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technologies proposed to be utilized by us to protect customer transaction data. We cannot provide any assurances that we will be able to comply with any future governmental regulations which may apply to our proposed Internet businesses.

The Board of Directors May Issue Additional Preferred Stock in the Future - We are authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the discretion of our Board of Directors, without further approval of the stockholders. Among the rights of the holders of any additional Preferred Stock that may be authorized by the Board of Directors are rates of dividends, voting rights, terms of redemption, amounts payable upon liquidation, sinking fund provisions and conversion rights. One of the effects of any such additional Preferred Stock that may be issued in the future may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise and thereby protect the continuity of our current management. The terms of any such additional Preferred Stock that may be issued in the future could adversely affect the rights of the holders of Common Stock. Accordingly, the issuance of any such shares of Preferred Stock may discourage bids for the Common Stock or adversely affect the market price of the Common Stock.

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market - As of December 1999, we have 20,000,000 shares of our Common Stock outstanding. Except for the 9,428,393 shares of our Common Stock which were outstanding prior to the SES Merger, all of the remaining 10,571,607 outstanding shares of Common Stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. The aforementioned 9,428,393 shares of our Common Stock are freely tradable without restriction or further registration under the Securities Act. Of the 10,571,607 restricted shares of Common Stock, such shares will be eligible for sale, without registration under Rule 144 (subject to certain volume limitations prescribed by such Rule) commencing on April 27, 2000. Furthermore, any shares that are issued upon the exercise of outstanding warrants or options, or upon the conversion of the Series A Preferred Stock, will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of one year from the date of issuance.

In addition, we have granted "piggy-back" registration rights to GIL with respect to the 10,498,735 shares of Common Stock to be issued to GIL upon the conversion of shares of Series A Preferred Stock owned by it, "piggy-back" registration rights with respect to the 10,000,316 shares of Common Stock to be issued to Blake Schiller upon the conversion of shares of Series A Preferred Stock to be issued to him upon consummation of the Shopclue.com transaction. Also, Carol Schiller, Douglas Schiller, Linda

Schiller, Blake Schiller and Grazyna B. Wnuk all have "piggy-back" registration rights with respect to the shares of Common stock currently owned by them and the shares of Common Stock to be issued to them upon conversion of the shares of Series A Preferred Stock owned by them, an aggregate of 28,049,441 shares of Common Stock. Upon registration, all shares, which are registered will become fully tradable without restriction. We cannot predict the effect, if any, that sales of any of such shares of Common Stock or the availability of such shares of Common Stock for sale will have on the market prices for the Common Stock prevailing from time to time.

We Do Not Intend to Pay Any Dividends on the Common Stock in the Foreseeable Future - We currently intend to retain all future earnings, if any, to finance our current and proposed business operations and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. As described elsewhere in this Form 10-KSB, the holders of our Series A and Series B Preferred Stock have rights senior to the holders of Common Stock with respect to any dividends. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

The Liability of Our Officers and Directors to Us and Our Shareholders is Limited - The applicable provisions of the New York Business Corporation Law (the "BCL") and our Certificate of Incorporation limit the liability of our officers and directors to us or our shareholders for monetary damages for breaches of their fiduciary duties to us, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the BCL and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. As a result of these provisions, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders.

Item 2. Description of Properties.

Sequential manufactures its products in a 15,000 square foot facility located in Elmsford, New York which is leased from an independent third party pursuant to a month to month lease. Our principal executive offices are also located at these premises. S-Tech manufactures its products in a 7,300 square foot facility located in West Babylon, New York which is leased from an independent third party pursuant to a month to month lease. We believe that the manufacturing facilities of Sequential and S-Tech are adequate for their activities in the foreseeable future. Both Sequential and S-Tech utilize subcontractors in connection with certain of the design and production activities associated with the manufacture of their products.

FMX currently occupies approximately 2,000 square feet of Sequential's Elmsford, New York facility. It utilizes this facility for purposes of its current research and development activities. At such time, if any, as FMX develops any commercially viable products or systems, FMX intends to subcontract the manufacture of its products. Nonetheless, FMX may be required to expand and/or relocate its facilities.

SPS conducts its activities at Sequential's Elmsford, New York facilities. SPS intends to lease offices in Boca Raton, Florida from an independent third party.

Shopclue.com conduct its activities at 80 Business Park Drive, Suite 308, Armonk, New York 10504 where it currently occupies approximately 1,200 square foot office facility, which is leased from an independent third party pursuant to a lease which expires on December 31, 2002.


Item 3. Legal Proceedings.

We are not involved in any legal proceedings that management believes would adversely affect our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation f proxies or otherwise.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol "FINX". The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our Common Stock as reported by the OTC Bulletin Board Trading and market services. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

---------------------------------------------------------------
                                          Bid Prices
Quarter ended                         High            Low
-------------------------------- --------------- --------------
  March 31, 1999                    $0.0750         $0.0260
  June 30, 1999                     $0.4300         $0.0500
  September 30, 1999                $0.6700         $0.1800
  December 31, 1999                 $0.5700         $0.2500

  March 31, 1998                    $0.3750         $0.1900
  June 30, 1998                     $0.2700         $0.0630
  September 30, 1998                $0.1600         $0.0400
  December 31, 1998                 $0.3500         $0.0200

---------------------------------------------------------------

As of April 28, 2000, there were approximately 3,352 holders of record of the Company's common stock.

The Company has not paid dividends on common stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the expansion of its operations and for general corporate purposes, including future acquisitions.


Preferred Stock

During 1999, the Company issued 114,403 shares of its Series A Preferred Stock of which 93,655 shares were related to the SES Merger, 14,134 shares were for the GIL Security Systems, Inc. acquisition and 6,614 shares were for settlements with creditors. The Series A Preferred Stockholders are entitled to annual dividends at a rate of $0.13 per share, currently $15,310 per annum. The Series A Preferred Stock votes with the Common Stock and each Series A Preferred Stockholders has the right to cast such number of votes per share of Series A Preferred Stock as are equal to the number of shares of Common Stock as issuable upon conversion of the Series A Preferred Stock based on the conversion rate per share of Common Stock on the record date for determining holders entitled to vote, but without regard to whether the shares of Series A Preferred Stock are then convertible into Common Stock. As of December 31, 1999, the 114,403 shares of Series A Preferred Stock are convertible into 87,478,813 shares of Common Stock.

The Company agreed to issue to First Argentum LLC shares of its Series A Preferred Stock in consideration of certain consulting services to be rendered by First Argentum LLC as specified in a consulting agreement between the Company and First Argentum LLC dated October 22, 1999, as amended. The Company has not, and does not intend to, issue any such shares to First Argentum LLC inasmuch as First Argentum has breached the agreement by failing to provide the services specified thereunder. The Company intends to notify First Argentum LLC of its breach of such agreement and to terminate same as a result thereof.

During 1999, the Company issued to Trinity 1,000 shares of its Series B Preferred Stock. The Series B Preferred Stockholders are entitled to annual dividends of 4% per share, currently $40 per annum. The Series B Preferred Stock has the right to vote upon all matters as the Common Stockholders and gives Trinity the right to elect a majority of the Board of Directors of the Registrant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although management believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.

The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: the Company's history of losses and cash flow deficits; potential lack of control over the operations of SPS and FMX; need for additional financing to fund our present and proposed business activities; dependence on present executive officers and key personnel to manage our present and proposed business operations and our ability to integrate new officers and key personnel; lack of marketing or sales experience; dependence upon an exclusive distribution agreement for the future operations of SPS; dependence upon patent protection for the proposed activities of FMX; threat that technological change could render certain of our products and proposed products obsolete or non-competitive; inability to predict market acceptance for our proposed products; intense competition of the business in which we intend to engage; threat that E-commerce products and services may become subject to government regulation; the risks relating to legal proceedings, as well as other risks referenced form time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

As more fully disclosed in the footnotes to the financial statements, Fingermatrix has four identifiable business segments. The following table sets forth the results of operations of these segments for 1999 and 1998.

-------------------------------------------------------------
                                       1999            1998
-------------------------------------------------------------
Revenues:
  Electro-Mechanical and
    Electro- Optical Products $   2,056,000   $   2,184,000
  Specialized Vending
    Machines and Avionics
    Equipment                       567,000         587,000
-------------------------------------------------------------
      Total revenues          $   2,623,000   $   2,771,000
-------------------------------------------------------------

Operating loss:
  Electro-Mechanical and
    Electro- Optical Products $  (1,427,000)  $    (244,000)
  Specialized Vending
    Machines and Avionics
    Equipment                      (456,000)       (387,000)
  Fingerprint Identification
    Technologies                   (218,000)         (2,000)
  Secured Entrance Systems          (78,000)             --
-------------------------------------------------------------
                                 (2,179,000)       (633,000)
  Corporate costs and
    expenses                       (967,000)             --
-------------------------------------------------------------
      Total operating loss    $  (3,146,000)  $    (633,000)
-------------------------------------------------------------

The operations of each of the business segments is discussed separately as follows:

Electro-Mechanical and Electro-Optical Products

The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers.

Sequential's revenues for 1999 decreased $128,000,or 5.86%, from $2.184 million for 1998 to $2.056 million for 1999. Sequential's 1999 gross profit was $546,000, or 26.5% of sales. Sequential's 1998 gross profit was $472,000, or 21.6% of sales. Gross profit for 1998 included a charge of $196,000, or 9% of sales, for increased slow moving inventory reserves. For 1999, Sequential's operating loss includes a $972,000 charge for uninsured inventory losses, which were the result of a flood. Sequential's selling, general and administrative expenses increased $287,000, or 40% from $715,000 for 1998 to $1.002 million for 1999. As a result of the above, Sequential's operating loss increased by $1.183 million, or 484.84%, from $244,000 for 1998 to $1.427 million for 1999.

Specialized Vending and Avionics Equipment

The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines.

S-Tech's revenues for 1999 decreased $20,000,or 3.4%, from $587,000 for 1998 to $567,000 for 1999. S-Tech's gross profit was a negative of $101,000, or 17.8% of sales, for 1999 and $78,000, or 13.3% of sales for 1998. S-Tech's cost of sales included charges for increased slow moving inventory reserves of $258,000, or 45.5% of sales, for 1999 and $200,000, or 34.1% of sales, for 1998. S-Tech's selling, general and administrative expenses increased $46,000, or 14.8% from $310,000 for 1998 to $356,000 for 1999. As a result of the above, S-Tech's operating loss increased by $69,000, or 18.1%, from $387,000 for 1998 to $456,000 million for 1999.

Fingerprint Identification Technologies

The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems.

FMX did not have any revenues or gross profits for 1999 and 1998. FMX's general and administrative expenses, and therefore its operating losses, increased $216,000 from $2,000 for 1998 to $218,000 for 1999. FMX had nominal activity in 1998 due to a lack of funding. During 1999, the development activity increased as a result of funding received from Trinity.

Secured Entrance Systems

The Secured Entrance Systems segment comprises the activities of SPS, which is a newly created subsidiary formed in 1999 for the purpose of entering into an exclusive distribution agreement with GIL Security Systems, Inc.

pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL (the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2004. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems. During 1999, SPS incurred general and administrative expenses, and therefore a net operating loss, of $78,000.

Corporate costs and expenses

Corporate costs and expenses comprise the expenses of Fingermatrix, the holding company. As a result of the SES Merger and its treatment as a reverse acquisition, all of the activities of Fingermatrix prior to the April 28, 1999 SES Merger were recapitalized into equity and are not reflected in the results of operations. As a result, the general and administrative expenses, and therefore the operating loss, of the holding company, of $967,000 reflects only the expense and costs incurred from April 28, 1999 through December 31, 1999. Included in such costs are accrued salaries of $200,000 owed to Mr. Lewis S. Schiller and Grazyna B. Wnuk, for which they have not been paid. Additionally, during such time period, the holding company has incurred $215,000 in legal and accounting fees, $181,000 in consulting fees, $57,000 for travel and meeting costs and $35,000 for public relations fees, all of which relate primarily to the Company's financing efforts, including the preparation of a private placement memorandum and the preparation and filing of documents with the Securities and Exchange Commission. Other significant general and administrative expense items include $87,000 related to the write-down of patent costs to net realizable value, $66,000 for transfer agent fees and $31,000 of depreciation and amortization.


Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

The interest and maintenance fees on the on the revolving line of credit amounted to $204,000 for 1999 and $122,000 for 1998. On July 28, 1997,
Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential.

On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999.

On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000.

From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended.

In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum.

As of December 31, 1999, Sequential has received over advances on the FINOVA Line of Credit in the amount of $380,000.

Interest Expense, Related Parties

The Company incurs interest expense on advances made from Trinity. The interest expense incurred on the advances from Trinity was $84,000 for 1999 and $17,000 for 1998 calculated at 9% of the outstanding balances, which approximated $1.5 million as of December 31, 1999.

Minority Interest in Loss of Consolidated Subsidiaries

The minority interest represents the losses of FMX that have been apportioned to the minority interest holders of FMX. The amount of loss apportioned to the minority interest holders is limited to the amount of investment that such minority holders have made into FMX. For 1999 and 1998, the minority interest portion of FMX's losses was $116,000 and $2,000, respectively, and as of December 31, 1999, cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests was $130,000.

Extraordinary Loss on Debt Extinguishments

On April 28, 1999, certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares are convertible into 4,713,809 common shares of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.077 million, resulting in $429,000 of compensation expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into 199,070 common shares of the Company's common stock and using the Black-Scholes option valuation formula, such shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred Stock exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock, and is presented in the financial statements as an extraordinary item.

Net Loss

As a result of the above, the Company incurred a consolidated net loss of $3.774 million, or $.23 per common share, for 1999 and $771,000, or $.08 per common share for 1998.


Financial Condition - Liquidity and Capital Resources

As of December 31, 1999 the Company had a working capital deficiency of $2.241 million. Approximately $1.732 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $200,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $1.532 million owed to Trinity, its controlling stockholder, for advances made to fund the operations of the Company. Additional working capital was lost when $1.124 million of inventory was destroyed in a flood caused by a hurricane.

During 1999, the Company used $1.407 million for operating activities and $12,000 for investing activities and generated $1.476 million from financing activities. As of December 31, 1999, two of the Company's subsidiaries, Sequential and S-Tech, are delinquent on payment of payroll taxes approximating $206,000. The Company has issued its preferred stock in order to make its recent acquisitions and is pursuing various financing sources with which to fund future operating activities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of declining revenues and of net losses for the two years ended December 31, 1999 and as of December 31, 1999 has a working capital deficiency of $2.241 million and capital deficiency of $2.117 million. During 1999 and 1998 the Company has relied on financial support from its controlling stockholder, Trinity. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Item 7. Financial Statements and Supplementary Data

The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective for its fiscal year commencing January 1, 1999, Fingermatrix has changed its independent auditors from Farber, Blicht & Eyerman, LLP (the "Former Accountant") to Cornick, Garber & Sandler, LLP (the "New Accountant"). The Former Accountant audited the acquired company prior to the SES Merger. The New Accountant audited the acquiring company for 1999 and 1998.

The Former Accountant was dismissed. The report of the Former Accountant for the Company's last two fiscal years did not contain an adverse opinion or a disclaimer of an opinion, nor was it modified as to audit scope or accounting principles. The opinion was, however, qualified by the assumption that the Company will continue as a going concern on the basis that the Company is a development stage company that emerged from bankruptcy in April 1995, pursuant to confirmation of a Plan of Reorganization, generated no significant revenues in 1996, 1997 and 1998 and, at December 31, 1998, had limited working capital. In April 1997 the Company suspended its operations and, on April 28, 1999, its net tangible assets were acquired for $90,000 pursuant to an Agreement and Plan of Reorganization which included a change of control in favor of the acquiring corporation which is currently the controlling shareholder. The opinion of the Former Accountant as at December 31, 1998, September 30, 1998 and 1997 states that these conditions raise substantial doubt about the Company's ability to continue as a going concern and that the financial statements for the aforesaid periods include an inventory, property and equipment valuation adjustment based upon these circumstances.

The decision to change accountants was approved by the Company's Board of Directors. The Company has no audit committee.

During the Company's two most recent fiscal years and the subsequent interim period since December 31, 1998, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. None of the events described in Item 304 (a) (1) (iv) of Regulation S-B promulgated under the Securities Act of 1933, as amended, occurred during the Company's two most recent fiscal years and the subsequent interim period since December 31, 1998.

The New Accountant was engaged on December 27, 1999 to audit the Company's financial statements for its fiscal year ended December 31, 1999.


PART III

Item 9. Directors and Executive Officers of the Registrant

Officers are elected by, and serve at the pleasure of, the board of directors. Set forth below is information concerning the directors and executive officers of the registrant as of December 1999.

Name                    Age     Position with the Company
----                    ---     -------------------------
Lewis S. Schiller         68    Chief Executive Officer,
                                  President and Chairman of
                                  the Board
Grazyna B. Wnuk           36    Secretary, Vice-President
                                  and Director
E. Gerald Kay             63    Director


Lewis S. Schiller was appointed Chairman of the Board, Chief Executive Officer and President of the Company on April 28, 1999. Mr. Schiller is also Chairman of the Board and a director of SES and Sequential, S-Tech, FMX, SPS and Shopclue.com. Mr. Schiller also serves as Chairman of the Board and Chief Executive Officer of Trinity and Trinity-I. For more than five years prior to his resignation on April 2, 1998, Mr. Schiller served as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd., formerly Consolidated Technology Group Ltd., a public company, and as Chairman of the Board, Chief Executive Officer and a director of Sagemark's public and privately held subsidiaries. In April 1995, Mr. Schiller was appointed a director of Fingermatrix pursuant to Fingermatrix's Bankruptcy Plan of Reorganization, which was approved by the Federal Bankruptcy Court at such time. In March 1996, the Federal Bankruptcy Court confirmed a Plan of Reorganization for Fingermatrix and Mr. Schiller resigned as a director of Fingermatrix in October 1996.

Grazyna B. Wnuk ("Ms. Wnuk")was appointed Vice-President and Secretary of the Company on April 28, 1999. Ms. Wnuk was appointed a Director of the Company on November 19, 1999. Ms. Wnuk also serves as an officer and/or director of SES, Sequential, S-Tech, FMX, SPS, Shopclue.com, Trinity and Trinity-I. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary and a director of Sagemark and all of its public and privately held subsidiaries.

E. Gerald Kay was appointed a Director of the Company on April 28, 1999. For more than five years prior to his resignation on April 2, 1998, Mr. Kay served as a Director of Sagemark and certain of its privately held subsidiaries. For more than the past five years Mr. Kay has also served as Chairman of the Board and Chief Executive Officer of Chem International, Inc., a public company engaged in the manufacture of pharmaceutical products, Manhattan Drug Co., Inc., a wholesaler of pharmaceutical products, The Vitamin Factory, Inc., a chain of retail vitamin stores and Connaught Press, Inc., a publisher. From 1998 to 1999, Mr. Kay also served as president and a director of the Rexall Group, Inc., a distributor of Rexall brand products.

Lewis S. Schiller, Ms. Wnuk and E. Gerald Kay received their appointments to the board upon the resignations of Thomas T. Harding, Gordon R. Molesworth, Seth M. Lukash and Fred I. Sonnenfeld on April 28, 1999.


      -------------------------------------------------------------------

Item 10. Executive Compensation

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 1999, 1998 and 1997.

                                                                                           Long-term Compensation
                                                                                           ----------------------
                                                  Annual Compensation                   Awards               Payouts
                                                  -------------------                   ------               -------
                                                                     Other                  Securities
                                                                    Annual     Restricted   Under-lying    LTIP       All Other
                                                                    Compen-      Stock       Options/     Payouts      Compen-
Name and Principal Position        Year     Salary      Bonus       sation       Awards      SARs (#)       ($)       sation ($)
                                   ----     ------      -----       ------       ------      --------       ---       ----------
Lewis S. Schiller,
  Chief Executive Officer and
  President since April 28, 1999   1999   $125,000(1)      --           --           --            --        --               --

Grazyna B. Wnuk, Secretary
  since April 28, 1999             1999     $75,000(2)     --           --           --            --        --               --
                                                           --           --           --            --        --               --
Thomas T. Harding,                 1999          --(3)     --           --           --            --        --               --
  Chief Executive Officer          1998          --(3)     --           --           --            --        --               --
  until April 28, 1999             1997    $105,000(3)     --           --           --            --        --               --



(1) Represents that portion of Mr. Lewis S Schiller's annual salary of $250,000 for the period from July 1, 1999, the commencement date of his employment agreement, through December 31, 1999. None of Lewis S.. Schiller's salary was paid to him during 1999 and all such unpaid amounts were accrued as an expense of 1999 in the Company's financial statements.

(2) Represents that portion of Ms. Wnuk's annual salary of $150,000 for the period from July 1, 1999, the commencement date of her employment agreement, through December 31, 1999. None of Ms. Wnuk's salary was paid to her during 1999 and all such unpaid amounts were accrued as an expense of 1999 in the Company's financial statements.

(3) The Company ceased operations on October 15, 1997 and no salaries were accrued or paid from that time through Thomas T. Harding's ("Mr. Harding") resignation on April 28, 1999. Effective with Mr. Harding's resignation, the Company has no further obligations with respect to any salary, whether accrued or unpaid as of the date of his resignation.

Employee Stock Option Plan

Pursuant to an Employee Stock Option Plan ("ESOP") that was adopted by the Board of Directors on July 21, 1995; 237,500 incentive stock options ("ISO") were issued to Mr. Harding, representing 77% of all ISO's issued and outstanding through April 28, 1999. No ESOP ISO's were issued during 1999, 1998 or 1997 and pursuant to the SES Merger, all outstanding ISO's were cancelled effective April 28, 1999.

Compensation of Directors

Effective January 1, 2000, non-employee outside directors are entitled to receive cash compensation of at least $1,500 per month for serving on our Board of Directors. Directors do not receive a fee for their attendance at each Board meeting but are reimbursed for their reasonable expenses incurred in attending meetings.


Directors Stock Option Plan

Pursuant to a Directors Stock Option Plan that was adopted by the Board of Directors on July 21, 1995 75,000 stock options were issued to each of Goron R. Molesworth, Seth M. Lukash and Fred I. Sonnenfeld. No DSOP options were issued during 1999, 1998 or 1997 and all outstanding DSOP options expired on April 28, 1999 upon the resignations of Goron R. Molesworth, Seth M. Lukash and Fred I. Sonnenfeld.

Employment Agreements

The Company has substantially completed the negotiation of employment agreements with each of Lewis S. Schiller and Grazyna B. Wnuk for a ten year term commencing on July 1, 1999. Mr. Schiller and Ms. Wnuk have not been paid the compensation pursuant to the proposed contracts, however, the Company has accrued such compensation in anticipation of consummating such agreements with the principle terms as follows:

Lewis S. Schiller is anticipated to receive an annual base salary of $250,000 per year subject to annual cost of living increases in an amount not less than 5% per annum. The annual base salary would be subject to increases at such time as our consolidated gross revenues reach certain specified amounts. Mr. Schiller (or his designee) would receive an annual bonus up to an annual maximum of $2,500,000, and various fringe benefits, including an automobile allowance of $2,000 per month and a life insurance policy for the benefit of the owners of such policy in the face amount of $2,000,000. Mr. Schiller would be required to devote substantially all of his time to the performance of his services under any such contract. In addition, in the event of any sale by us or any subsidiary of any investment securities, or the sale of the assets of Fingermatrix or the capital stock or assets of any subsidiary of Fingermatrix, Mr. Schiller would be entitled to a profit sharing bonus in an amount equal to 20% of the gross profit received from any such sale. The employment agreement would also provide for some form of a retirement compensation for Mr. Shciller, the terms of which have not been completely negotiated as of the date of this report.

Grazyna B. Wnuk is to receive an annual base salary of $150,000 per year subject to annual cost of living increases in an amount not less than 5% per annum. The annual base salary would be subject to increases at such time as our consolidated gross revenues reach certain specified amounts. Ms. Wnuk would receive an annual bonus up to an annual maximum of $750,000, and various fringe benefits, and a life insurance policy for the benefit of Ms. Wnuk's designee in the face amount of $2,000,000. Ms. Wnuk would be required to devote substantially all of her time to the performance of her services under any such Employment Agreement and would agreed not to compete with us for a period of one year after the expiration or earlier termination of any such employment agreement. In addition, in the event of any sale by us or any subsidiary of any investment securities, or the sale of the assets of Fingermatrix or the capital stock or assets of any subsidiary of Fingermatrix, Ms. Wnuk would be entitled to a profit sharing bonus in an amount equal to 2% of the gross profit received from any such sale. The employment agreement would also provide for some form of a retirement compensation for Ms. Wnuk, the terms of which have not been completely negotiated as of the date of this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 1999 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group. The information in this table assumes that the 114,402 shares of the issued and outstanding Series A Preferred Stock has been converted into 84,977,806 shares of Common Stock. The information in the table below does not include 10,000,316 shares reserved for issuance upon conversion of the 13,463 shares of Series A Preferred Stock that would be issued to Blake Schiller if the transactions contemplated by the Shopclue.com Term Sheet were consummated in accordance with the current terms.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of Common Stock that an individual or group has the right to acquire within sixty
(60) days after December 31, 1999 pursuant to the exercise of warrants, options or conversion of shares of Series A Preferred Stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

-------------------------------------------------------------
                                  Amount and
                                   Nature of    Percent of
Name and address of Beneficial    Beneficial   Common Stock
Owner                                Owner     Out-standing(1)
--------------------------------- ------------ --------------
Officers and Directors
--------------------------------- ------------ --------------
Lewis S. Schiller
21346 St. Andrews Blvd.
Suite 137
Boca Raton, FL 33433               52,195,100           80%(2)
--------------------------------- ------------ --------------
The Trinity Group I, Inc.
21346 St. Andrews Blvd.
Suite 137
Boca Raton, FL 33433               52,195,100           80%(3)
--------------------------------- ------------ --------------
The Trinity Group, Inc.
21346 St. Andrews Blvd.
Suite 137
Boca Raton, FL 33433               52,089,100           80%(4)
--------------------------------- ------------ --------------
Grazyna B. Wnuk
21634 Club Villa Terrace
Boca Raton, FL 33433               12,020,504           40%(5)
--------------------------------- ------------ --------------
Officer and directors as a
group (4 persons)                  64,215,604           85%(6)
-------------------------------------------------------------
Other Beneficial Owners
-------------------------------------------------------------
GIL Security Systems, Inc.
150-38 12th Avenue
Whitestone, NY 11357               10,498,735           34%(7)
--------------------------------- ------------ --------------
Carol Schiller
One Butler Road
Scarsdale, NY 10583                 8,815,137           32%(8)
--------------------------------- ------------ --------------
P.T. Dolak Permei
Surf Song Condos 68
205 P Helix
Solana Beach, CA 92075              3,177,985           15%(9)
--------------------------------- ------------ --------------
Doug Schiller
One Butler Road
Scarsdale, NY 10583                 2,404,600          11%(10)
--------------------------------- ------------ --------------
Linda Schiller
One Butler Road
Scarsdale, NY 10583                 2,404,600          11%(10)
--------------------------------- ------------ --------------
Blake Schiller
One Butler Road
Scarsdale, NY 10583                 2,404,600          11%(10)
--------------------------------- ------------ --------------
Dr. M. Kluzinski
Professional Asset
 Protection, Inc.
NCNB Building #110
6014 U.S. Hwy. 19
New Port Richey, NY 10583           1,580,678           7%(11)
--------------------------------- ------------ --------------

(1) The "Percent of Common Stock Outstanding" is based on the 20,000,000 shares of Common Stock currently outstanding and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(2) Lewis S. Schiller, by virtue of his ownership of all of the outstanding shares of capital stock of Trinity-I, may be deemed the beneficial owner of the shares of Common Stock owned by Trinity-I2 and Trinity3.

(3) Trinity-I is solely owned by Lewis S. Schiller. Trinity-I owns 106,000 shares of Common Stock. By virtue of its ownership of all of the outstanding capital stock of Trinity, Trinity-I may be deemed the beneficial owner of the shares of Common Stock owned by Trinity3.

(4) Trinity is owned by Trinity-I, a corporation solely owned by Lewis S. Schiller. All of the outstanding shares of capital stock of Trinity-I are pledged to Carol Schiller, the spouse of Lewis S. Schiller. Trinity owns 6,871,150 shares of Common Stock and 60,875 shares of Series A Preferred Stock, which is convertible into 45,217,950 shares of Common Stock.

(5) Grazyna B. Wnuk owns 1,585,650 shares of Common Stock and of 14,048 shares of Series A Preferred Stock, which are convertible into 10,434,854 shares of Common Stock. Ms. Wnuk's percentage of beneficial common stock owned does not include 52,195,100 shares of Common Stock owned by Trinity and Trinity-I, of which Ms. Wnuk is an officer and director, as to which she disclaims beneficial ownership.

(6) Includes an aggregate of 8,562,800 shares of Common Stock and 74,923 shares of Series A Preferred Stock convertible into 55,652,804 shares of Common Stock beneficially owned by Lewis S. Schiller2, Trintiy-I3, Trinity4 and Grazyna B. Wnuk5.

(7) GIL Security Systems, Inc. owns 14,134 shares of Series A Preferred Stock convertible into 10,498,735 shares of Common Stock.

(8) Carol Schiller owns 1,162,811 shares of Common Stock and 10,302 shares of Series A Preferred Stock convertible into 7,652,326 shares of Common Stock.

(9) P.T. Dolak Permei owns 1,500,000 shares of Common Stock and 2,259 shares of Series A Preferred Stock convertible into 1,677,985 shares of Common Stock

(10) Each of Doug Schiller, Linda Schiller and Blake Schiller own 317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock convertible into 2,087,268 shares of Common Stock.

(11) Dr. M. Kluzinski owns 2,129 shares of Series A Preferred Stock convertible into 1,580,678 shares of Common Stock.


Item 12. Certain Relationships and Related Transactions

On April 28, 1999, the Company issued 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 69,566,934 shares of Common Stock) to Trinity in connection with the consummation of the SES Merger. Subsequent to the SES Merger, Trinity transferred an aggregate of 3,700,457 shares of the Common Stock and 32,780 shares of Series A Preferred Stock (convertible into an aggregate of 24,348,984 shares of Common Stock) owned by it to Carol Schiller (1,162,811 shares of Common Stock and 10,302 shares of Series A Preferred Stock), Douglas Schiller (317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock), Linda Schiller (317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock), Blake Schiller (317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock), and Grazyna B. Wnuk (1,585,650 shares of Common Stock and 14,048 shares of Series A Preferred Stock), in exchange for the equity interests of such individuals in Trinity. Carol Schiller is the wife of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, Douglas Schiller, Linda Schiller and Blake Schiller are Mr. Schiller's adult children and Grazyna B. Wnuk is a director of the Company. Trinity is wholly owned by Trinity-I, which, in turn, is wholly owned by Lewis S. Schiller. Mr. Schiller disclaims the beneficial ownership of the shares of Common Stock and Series A Preferred Stock owned by Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller. Mr. Schiller and Ms. Wnuk are the sole officers and directors of Trinity and Trinity-I. Mr. Schiller has pledged all of the shares of Trinity-I to SES Holdings Corp. ("SESH") as collateral security for a prior debt to SESH. SESH is controlled by Carol Schiller. Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk each have "piggy-back" registration rights with respect to the aforementioned shares of Common Stock owned and to be issued to them upon the conversion of the aforementioned shares of Series A Preferred Stock.

In July 1999, the Company issued to Trinity all 1,000 of the shares of its Series B Preferred Stock pursuant to which Trinity has the right to elect the majority of the Board of Directors. As of the date hereof, Lewis S. Schiller, Grazyna B. Wnuk and E. Gerald Kay are Trinity's designees to our Board of Directors.

In connection with the SES Merger, we exchanged shares of the Series A Preferred Stock for indebtedness aggregating $648,000. P.T. Dolak Permei ("Permei"), an Indonesian company, was one of our then creditors and exchanged an aggregate of $230,833 of such indebtedness for 2,259 shares of Series A Preferred Stock (convertible into an aggregate of 1,677,985 shares of Common Stock). As of December 31, 1999, Permei owns 1,500,000 shares of Common Stock and 2,259 shares of Series A Preferred Stock.

In accordance with the terms of the SES Merger, the Company is required to hold a special stockholders meeting to complete the aforementioned Equity Recapitalization. Among other things, the Equity Recapitalization contemplates a reverse split of the issued and outstanding shares of the Common Stock on the basis of one share of Common Stock for each ten shares of Common Stock, which are then outstanding (or reserved for issuance) on the date of such reverse stock split. Trinity, Trinity-I, Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk own a sufficient number of shares of Common Stock and Series A Preferred Stock to cause the adoption of the proposals comprising the Equity Recapitalization, including such reverse stock split. The Company has been informed by such stockholders that they will vote their shares of Common Stock and Series A Preferred Stock in favor of the Equity Recapitalization.

Pursuant to and at the time of the Bankruptcy Plan of Reorganization, Fingermatrix owed SIS Capital Corp., a company of which Lewis S. Schiller was formerly the Chairman of the Board and Chief Executive Officer, $1,067,000, plus interest at the rate of 8% per annum. In addition, prior to March 1998, Trinity, Sequential, S-Tech and FMX were subsidiaries of The Sagemark Companies Limited (formerly Consolidated Technology Group Ltd.), a publicly owned corporation ("Sagemark"), and had incurred certain indebtedness to Sagemark. In March 1998, as amended in January 1999, in connection with Mr. Schiller's resignation as the Chairman of the Board and Chief Executive Officer of Sagemark, Mr. Schiller and Sagemark entered into a series of agreements (the "Schiller Agreements"). Pursuant to the Schiller Agreements, Sagemark canceled all indebtedness of Fingermatrix, FMX, Sequential, S-Tech and Trinity to it, including the then outstanding indebtedness of Fingermatrix, which had been reduced to approximately $ 100,000.

In July 1997, as amended in March and August 1998, Sequential entered into a loan agreement with a lender pursuant to which such lender extended a $400,000 line of credit to Sequential. The line of credit is secured by Sequential's accounts receivable, equipment, inventory, intangibles, and other assets. In August 1998, Lewis S. Schiller entered into an agreement with such lender (the

"Participation Agreement") pursuant to which he agreed to provide, jointly with such lender, a portion of the funds advanced to Sequential under such loan agreement. Subsequently, in August 1999, Trinity-I entered into a collateral security agreement (the "Collateral Security Agreement") with such lender pursuant to which it deposited the sum of $467,500 (the "Cash Collateral") with such lender as security for Sequential's obligations under the aforementioned loan agreement and, simultaneously therewith, the Participation Agreement was terminated. Trinity-I subsequently increased the Cash Collateral to $522,500. Trinity-I currently receives from such lender a return on the Cash Collateral in an amount equal to the greater of the prime rate of CitiBank, N.A., plus 6% or 14.5% per annum.

From May 1999 through December 31, 1999, Trinity loaned or advanced to the Company funds used in the operation of the Company's business. See footnote 5. "Notes Payable, Related Party" for further disclosures regarding the advances from Trinity.

In July 1999, the Company settled amounts due for unpaid rent owed to the Company's former landlord. Included in this settlement was the issuance by the Company of a series of notes payable to the landlord in the principal amount of $45,000, which notes are payable in nine installments, the last of which is due in April 2000. Lewis S. Schiller, Chief Executive Officer and Chairman of the Board, personally guaranteed these notes. The remaining balance of $25,000 due on such notes is currently in default.

In September 1999, SPS entered into the SPS Distribution Agreement with GIL, which is described in footnote 1. In connection with such transaction, GIL also acquired from the Company 14,134 shares of its Series A Preferred Stock pursuant to a related Stock Purchase Agreement between the Company and GIL. Under these agreements, Trinity, Carol Schiller, the wife of Lewis S. Schiller, and Grazyna
B. Wnuk, an officer and director of the Company, agreed not to publicly sell any of the shares of Common Stock owned by them unless and to the extent that GIL publicly sells any of the shares of Common Stock acquired by it upon the conversion of the shares of Series A Preferred Stock owned by it unless 50% or more of GIL's shares of Common Stock are registered under the Securities Act or such shares become eligible for public sale under Rule 144(k) under the Securities Act.


Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

    (i) Current report on Form 8-K reporting under Item 4. a Change in the Registrant's Certifying Accountant and under Item 5. Other Events, the Resignation of Joel Brown as a director.

--------------------------------------------------------------------------------
Signatures
--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly unauthorized.

FINGERMATRIX, INC.


/S/_____________________________
Lewis S. Schiller,
Chief Executive Officer
May 8, 2000


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/S/_____________________________
Lewis S. Schiller,
Chief Executive Officer, Chairman of the Board,
President, Director and Chief Accounting Officer
May 8, 2000


/S/_____________________________
Grazyna B. Wnuk,
Secretary, Vice-President and Director
May 8, 2000

/S/_____________________________
E. Gerald Kay,
Director

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Index to Exhibits
--------------------------------------------------------------------------------
  Exhibit No.          Description of Document
---------------------- ---------------------------------------------------------
  (2.1)                Form of agreement and plan of reorganization dated April
                        28, 1999 between the Registrant and The Trinity Group, Inc.(1)
  (2.2)                Stock purchase agreement dated September 13, 1999 between
                        the Registrant and GIL Security Systems, Inc.(2)
  (3)(i)               Amended and Restated Certificate of Incorporation.(3)
  (3)(ii)              By-laws.(3)
  (10.1)               Debt exchange agreement dated April 28, 1999 between the
                        Registrant and its subordinated debt holders.(1)
  (10.2)               Exclusive distribution agreement between GIL Security
                        Systems, Inc. and Secured Portal Systems, Inc. dated September 13, 1999.(2)
  (21)                 Subsidiaries of the registrant.
  (27)                 Financial Data Schedule.(4)
  (99.1)               Financial Statements

(1) Incorporated by reference to Form 8-K dated April 28, 1999.
(2) Incorporated by reference to Form 8-K dated September 13, 1999.
(3) Incorporated by reference to Form 8-K dated September 22, 1999.
(4) Filed with the Securities and Exchange Commission in electronic format only.
 -------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Exhibit (21)
 Subsidiaries of the Registrant
--------------------------------------------------------------------------------

1.   Sequential Electronic Systems, Inc., a Delaware company organized in 1985.
2.   S-Tech, Inc., a Delaware company organized in 1992.
3.   FMX Corp., a Delaware company organized in 1996.
4.   Secured Portal Systems, Inc., a Delaware company organized in 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Exhibit (99.1)
 Consolidated Financial Statements
--------------------------------------------------------------------------------

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

Exhibit 99.1



================================================================================
                       Fingermatrix, Inc. and Subsidiaries
                        Consolidated Financial Statements
================================================================================
                                December 31, 1999

--------------------------------------------------------------------------------
                       Fingermatrix, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                Table of Contents
--------------------------------------------------------------------------------

Independent Auditors' Report.................................................3
----------------------------

Consolidated Balance Sheet...................................................4
--------------------------

Consolidated Statements of Operations........................................5
-------------------------------------

Consolidated Statements of Cash Flows........................................6
-------------------------------------

Consolidated Statements of Changes in Stockholders' Equity...................8
----------------------------------------------------------

Notes to Consolidated Financial Statements...................................9
------------------------------------------

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of Fingermatrix, Inc.
New York, New York


         We have audited the accompanying consolidated balance sheet of Fingermatrix, Inc. and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fingermatrix, Inc and its subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements; (1) the Company has a history of declining revenues and of net losses for the two years ended December 31, 1999, (2) as of December 31, 1999 the Company has a working capital deficiency of $2.241 million and a capital deficiency of $2.117 million and (3) the Company has relied on continuing financial support from its controlling stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cornick, Garber & Sandler, LLP
Certified Public Accountants


New York, New York
May 4, 2000

--------------------------------------------------------------------------------
Fingermatrix, Inc. and Subsidiaries
Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of December 31,                                                      1999
--------------------------------------------------------------------------------


ASSETS
CURRENT ASSSETS:
  Cash                                                         $       71,000
  Accounts receivable, net                                            465,000
  Inventories, net                                                  1,276,000
  Prepaid expense and other current assets                             27,000
--------------------------------------------------------------------------------
    Total current assets                                            1,839,000
--------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                               2,459,000
  Less accumulated depreciation and amortization                   (2,366,000)
--------------------------------------------------------------------------------
    Net property plant and equipment                                   93,000
--------------------------------------------------------------------------------
Other assets:
  Security deposits                                                    26,000
  Other long-term assets                                                5,000
--------------------------------------------------------------------------------
    Total other assets                                                 31,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                   $    1,963,000
--------------------------------------------------------------------------------


LIABILITIES AND CAPITAL DEFICIENCY
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Notes payable, related parties                               $    1,532,000
  Accrued expenses and other current liabilities                      817,000
  Revolving line of credit                                            780,000
  Accounts payable                                                    697,000
  Other current liabilities                                           254,000
--------------------------------------------------------------------------------
    Total current liabilities                                       4,080,000
--------------------------------------------------------------------------------

Commitments and contingencies (footnote 11)
--------------------------------------------------------------------------------

CAPITAL DEFICIENCY
--------------------------------------------------------------------------------

  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; 115,402 shares issued                                    1,000
  Preferred stock in excess of par value                            1,130,000
  Common stock, $.01 par value; 20,000,000 shares
   authorized, issued and outstanding                                 200,000
  Additional paid-in capital                                        7,116,000
  Accumulated deficit                                             (10,564,000)
--------------------------------------------------------------------------------
    Total capital deficiency                                       (2,117,000)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                       $    1,963,000
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Fingermatrix, Inc. and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------

Years ended December 31,                                                   1999              1998
----------------------------------------------------------------------------------------------------


Sales                                                             $   2,623,000     $   2,771,000
Cost of goods sold                                                    1,920,000         1,981,000
----------------------------------------------------------------------------------------------------
                                                                        703,000           790,000
Changes in reserve for obsolete and slow moving inventory              (258,000)         (396,000)
----------------------------------------------------------------------------------------------------
Gross profit                                                           (445,000)          394,000
Less: Inventory destroyed in flood                                      972,000                --
Selling, general and administrative expense                           2,619,000         1,027,000
----------------------------------------------------------------------------------------------------
Operating loss                                                       (3,146,000)         (633,000)
Interest expense and financing fees, related parties                    (84,000)          (17,000)
Interest expense and financing fees, other                             (205,000)         (123,000)
Minority interest in loss of consolidated subsidiary                    116,000             2,000
----------------------------------------------------------------------------------------------------
Loss before extraordinary item                                       (3,319,000)         (771,000)
Extraordinary loss on debt extinguishments                             (455,000)               --
----------------------------------------------------------------------------------------------------
Net loss                                                          $  (3,774,000)    $    (771,000)
----------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                  16,611,295         9,428,400
Net loss per common share: Basic and fully diluted
  Loss before extraordinary item                                  $       (0.20)    $       (0.08)
  Extraordinary loss on debt extinguishments                              (0.03)               --
----------------------------------------------------------------------------------------------------
  Net loss                                                        $       (0.23)    $       (0.08)
----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Fingermatrix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Years ended December 31,                                                                                    1999              1998
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH

CASH FLOWS - OPERATING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                           $  (3,774,000)    $    (771,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory destroyed in flood                                                                             972,000                --
Extraordinary loss on debt extinguishments                                                               455,000                --
Minority interest in loss of subsidiary                                                                 (116,000)           (2,000)
Reserve for slow moving inventory                                                                        258,000           396,000
Write-off impaired asset                                                                                  87,000                --
Depreciation and amortization                                                                             83,000            72,000
Loss on disposal of fixed assets                                                                           8,000             5,000
Provision for bad debts                                                                                    3,000                --
Changes in assets and liabilities, net of reverse acquisition:
Inventories                                                                                             (270,000)         (220,000)
Accounts receivable, net                                                                                (177,000)            6,000
Prepaid expense and other current assets                                                                   6,000           (29,000)
Accounts payable                                                                                         319,000             3,000
Accrued expenses and other current liabilities                                                           564,000          (120,000)
Payroll taxes payable                                                                                    175,000            17,000
------------------------------------------------------------------------------------------------------------------------------------
  Net cash used for operating activities                                                              (1,407,000)         (643,000)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                                                      (5,000)           (8,000)
Software development costs                                                                                (3,000)               --
Security deposits                                                                                         (2,000)           (4,000)
Patents                                                                                                   (2,000)               --
Proceeds from sale of fixed assets                                                                            --            11,000
------------------------------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                                                 (12,000)           (1,000)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Net loans from related parties                                                                         1,172,000           360,000
Net advances under revolving lines of credit                                                             313,000           316,000
Capital lease payments                                                                                    (9,000)          (32,000)
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                            1,476,000           644,000
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                                      57,000                --
Cash - Beginning of year                                                                                  14,000            14,000
------------------------------------------------------------------------------------------------------------------------------------
Cash - End of year                                                                                 $      71,000     $      14,000
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                                           $     243,000     $     123,000
Income Taxes                                                                                                  --                --
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Fingermatrix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------------------

On April 28, 1999, the Company consummated the SES Merger, through a share exchange accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes. In accounting for the SES Merger, the equity of SES, as the acquiring company, and Fingermatrix, as the acquired company, was re-capitalized and the financial statements reflect the results of operations and cash flows of the Company and SES from the date of the reverse acquisition forward. The financial statements prior to the date of the SES Merger reflect the results of operations and cash flows of SES. As a result of the transaction, as of April 28, 1999 the predecessor company's assets and liabilities for which there is no cash flow impact were consolidated into the balance sheet, including $90,000 of property, plant and equipment, $98,000 of patent costs, $344,000 of accounts payable, $109,000 of accrued expenses and $425,000 of subordinated debt.

During 1999, the Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares are convertible into 4,713,809 common shares of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.077 million, resulting in $429,000 of compensation expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into 199,070 common shares of the Company's common stock and using the Black-Scholes option valuation formula, such shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock, and presented in the financial statements as an extraordinary item.

On September 13, 1999, the Company issued to GIL Security Systems, Inc. 14,134 shares of its Series A Preferred Stock in payment of the purchase price for 1,000,000 shares of the common stock of GIL, representing 1% of GIL's outstanding common stock, pursuant to a stock purchase agreement between the Company and GIL.

--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Fingermatrix, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1998 through 1999
--------------------------------------------------------------------------------

                                                                                        Preferred
                                            Preferred      Common       Preferred        Stock in
                                             Shares        Shares         Stock,        Excess of
                                           Outstanding  Outstanding     Par Value       Par Value
------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                       --     9,428,400              --              --
Net loss for 1998                                  --            --              --              --
------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                       --     9,428,400              --              --
Issuance of Common and Series A Preferred
  shares for reverse acquisition               93,654    10,571,600   $       1,000              --
Series B Preferred shares issued to The
  Trinity Group, Inc.                           1,000            --             *--              --
Series A Preferred shares issued for
  payment of subordinated debt                  6,346            --             *--    $  1,084,000
Series A Preferred shares issued for
  payment to a trade creditor                     268            --             *--          46,000
Series A Preferred shares issued to
  acquire GIL Security Systems, Inc.           14,134            --             *--              --
Accrued dividends on preferred stock               --            --              --              --
Net loss for 1999                                  --            --              --              --
------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  115,402    20,000,000   $       1,000    $  1,130,000
------------------------------------------------------------------------------------------------------
                                                                                            Continued

See Notes to Consolidated Financial Statements.
* - Amounts are less than $1,000.

--------------------------------------------------------------------------------
Fingermatrix, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1998 through 1999
--------------------------------------------------------------------------------

                                                                                               Total
                                                                                           Stockholders'
                                               Common        Additional                        Equity
                                               Stock,         Paid-in       Accumulated       (Capital
                                             Par Value        Capital         Deficit       Deficiency)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $      94,000   $  7,913,000    $  (6,008,000)  $   1,999,000
Net loss for 1998                                     --             --         (771,000)       (771,000)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                      94,000      7,913,000       (6,779,000)      1,228,000
Issuance of Common and Series A Preferred
  shares for reverse acquisition                 106,000       (797,000)              --        (690,000)
Series B Preferred shares issued to The
  Trinity Group, Inc.                                 --             --               --              --
Series A Preferred shares issued for
  payment of subordinated debt                        --             --               --       1,084,000
Series A Preferred shares issued for
  payment to a trade creditor                         --             --               --          46,000
Series A Preferred shares issued to
  acquire GIL Security Systems, Inc.                  --             --               --              --
Accrued dividends on preferred stock                  --             --          (11,000)        (11,000)
Net loss for 1999                                     --             --       (3,774,000)     (3,774,000)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $     200,000   $  7,116,000    $ (10,564,000)  $  (2,117,000)
-------------------------------------------------------------------------------------------------------------
                                                                                               Concluded

See Notes to Consolidated Financial Statements.

Fingermatrix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Background - Fingermatrix, Inc. ("Fingermatrix" or the "Company") was formed on May 12, 1976 under the laws of the State of New York. For the period from its inception through December 1998, Fingermatrix was in a development stage and, accordingly, the Company's efforts and resources were directed to product and prototype development and production and planning of electronic fingerprint identification systems. Only nominal revenues were generated during this period.

In 1994, Fingermatrix filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Company operated as a debtor in possession until a Trustee was appointed in September 1995. On March 31, 1996, the Bankruptcy Court approved a Plan of Reorganization (the "Bankruptcy Plan of Reorganization"), the Company ceased operating under the protection of the court and management of the Company was transferred from the Trustee to a Board of Directors. Due to a working capital shortage and a lack of any meaningful revenues, operations were suspended on October 15, 1997. From that time until April 1999, the Company did not conduct any business operations other than to seek investment capital, debt financing, an entity to acquire the Company's business or a merger or joint venture partner.

Reverse Merger - On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "Merger Agreement") with The Trinity Group, Inc. ("Trinity"), a privately owned Delaware corporation owned by The Trinity Group-I, Inc. ("Trinity-I"). Trinity-I is owned by Lewis S. Schiller, the Company's Chairman and Chief Executive Officer. Pursuant to the Merger Agreement, Fingermatrix acquired from Trinity in a reverse merger (the "SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of the Company's equity and voting power consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 69,566,934 shares of Common Stock).

Upon the conclusion of the SES Merger, by virtue of SES's ownership of all of the issued and outstanding shares of capital stock of Sequential Electronic Systems, Inc. ("Sequential"), and S-Tech, Inc. ("S-Tech") and 39.1% of the issued and outstanding shares of capital stock of FMX Corp. ("FMX"), the Company succeeded to the ownership of these entities which became second tier subsidiaries of Fingermatrix. As of the date of the SES Merger, the former Fingermatrix stockholders retained a 10.5% fully diluted ownership interest in Fingermatrix consisting of 9,428,393 shares of Common Stock.

The SES Merger is accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes, whereby the equity of SES, as the predecessor company, and Fingermatrix, as the acquired company, have been recapitalized and the financial statements reflect the results of operations of the Company and SES from the date of the SES Merger forward and the results of operations and cash flows of SES prior to the date of the SES Merger.

Debt Exchange - Simultaneously with the SES Merger, certain creditors of the Company exchanged $984,000 of indebtedness held by them for an aggregate of 6,436 Shares of Series A Preferred Stock (convertible into 4,713,809 shares of Common Stock) pursuant to an agreement entered into between Fingermatrix and the creditors on April 28, 1999 (the "Debt Exchange Agreement").

Change of Control - As a consequence of the SES Merger, Trinity became Fingermtrix's controlling stockholder. Simultaneously with the SES Merger, the then members of the Fingermatrix Board of Directors resigned and Lewis S. Schiller, E. Gerald Kaye and Joel Brown were appointed to the Board of Directors.

Further, the then Fingermatrix officers resigned and Lewis S. Schiller became Chairman of the Board and Chief Executive Officer of Fingermatrix and Grazyna B. Wnuk became the Vice-President and Secretary of Fingermatrix. Subsequently, Grazyna B. Wnuk replaced Joel Brown on the Board of Directors following his resignation on November 19, 1999.

Subsequent to the SES Merger, Fingermatrix issued 1,000 shares of a newly created series of Preferred Stock (the "Series B Preferred Stock") to Trinity. The Series B Preferred Stock gives Trinity the right to elect a majority of the Fingermatrix Board of Directors.

Recapitalization - As of December 1999, the Company does not have a sufficient number of authorized shares of Common Stock to allow for conversion of any of the Series A Preferred Stock. The Merger Agreement requires the Company to effect a recapitalization pursuant to which the Company will increase the authorized capitalization so as to enable the Company to have a sufficient number of shares of Common Stock authorized for issuance to allow for, among other things, the conversion of the Series A Preferred Stock. Such recapitalization is referred to herein as the "Equity Recapitalization".

Operating Entities

Sequential - Sequential, formed in 1985, is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers.

S-Tech - S-Tech, formed in 1992, designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines.

Development Stage Entities

FMX - FMX was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. Michael Schiller created this proprietary technology during his tenure as Chief Executive Officer and Chief Technical Officer of Fingermatrix, commencing in 1976 through 1994.

The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems.

During 1999 and 1998, FMX incurred research and development expenses of $218,000 and $2,000, respectively. All of FMX's research and development costs were Company financed and were expensed as incurred.

Secured Portal Systems, Inc. ("SPS") - On September 13, 1999, the Company issued to GIL Security Systems, Inc. ("GIL") 14,134 shares of its Series A Preferred Stock in payment of the purchase price for 1,000,000 shares of the common stock of GIL, representing 1% of GIL's outstanding common stock, pursuant to a stock purchase agreement between the Company and GIL. The Company's Series A Preferred Stock issued to GIL is convertible into 10,498,735 shares of the Company's common stock. Such conversion is subject to the aforementioned Equity Recapitalization.

Simultaneously, SPS, a newly created, 90% owned subsidiary of the Company, entered into an Exclusive Distribution Agreement with GIL (the "SPS Distribution Agreement") pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL (the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2004. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems.

A certain percentage of the shares of Series A Preferred Stock issued to GIL are subject to redemption by the Company at $0.0001 per share in the event that the SPS Distribution Agreement is terminated upon the written consent of SPS and GIL prior to the expiration of the term of such Agreement. The number of shares of Series A Preferred Stock which is subject to such redemption will be determined by reference to the number of months elapsed during the term of the SPS Distribution Agreement at the time, if any, that the SPS Distribution Agreement is terminated. GIL has a similar redemption right with respect to the shares of GIL's common stock purchased by the Company. The redemption price payable by GIL in such circumstances is $0.0001 per share. In addition, in the event that the Company does not complete the Equity Recapitalization by September 13, 2000, GIL has the right to modify the distribution rights granted to SPS under the SPS Distribution Agreement from exclusive to non-exclusive for the remainder of its term.

The Company holds a series of preferred stock of SPS, which entitles the Company to elect a majority of the SPS board of directors.

The Company's investment in GIL does not represent a majority or controlling interest and as such GIL is not a consolidated subsidiary. Further, the GIL common shares do not have readily determinable values and the Company's investment in GIL is accounted for at cost as a non-marketable security with a nominal value equal to GIL's redemption rights under the SPS Distribution Agreement.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of declining revenues and of net losses for the two years ended December 31, 1999 and as of December 31, 1999 has a working capital deficiency of $2.241 million and capital deficiency of $2.117 million. During 1999 and 1998 the Company has relied on financial support from its controlling stockholder, Trinity. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Principles of Consolidation - The consolidated financial statements include the accounts of Fingermatrix and its subsidiaries, SES, S-Tech, FMX and SPS. The Company holds a majority of the voting equity of SES, S-Tech and SPS. The Company directly owns 39.1% of the voting equity of FMX and the Company's Chairman and Chief Executive Officer, Mr. Schiller, and his family members own the remaining 60.9%, which gives the Company effective control over FMX, whose operations are substantiatially funded by the Company. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the net realizable value of inventories, the allowance for doubtful accounts and depreciation and amortization, among others.

Cash - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or estimated net realizable value.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged against income. Depreciation is provided on the straight-line basis over the useful lives of the assets, which range from three to seven years.

Patents - Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the assets estimated useful life of 17 years. Amortization expense related to patents was $11,000 for 1999. No such patent costs or related amortization existed for 1998. During a 1999 review of possible impairment of long-lived assets, it was determined that the recoverability of the costs associated with the patents acquired as a part of the SES Merger was unlikely and $87,000 of such costs were written-off.

Long-Lived Assets - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

Revenue Recognition - The Company recognizes revenues when goods are shipped to its customers.

Income Taxes - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Minority Interest - The minority interest recognized in the Company's statement of operations represents the minority interest portion of the losses of FMX to the extent of all of the minority interest equity balances. As of December 31, 1999, the cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests was $130,000.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by adjusting outstanding shares, assuming conversion of all dilutive potential common shares. At December 1999, the Company has outstanding 114,402 of Series A Preferred Stock, which are convertible into 87,478,070 share of Common Stock. The conversion of such shares is contingent upon the Equity Recapitalization. The potential common shares from the conversion of the Series A Preferred Stock are not included for purposes of calculating fully diluted loss per share because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's other long-term assets is estimated to approximate net book value.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and money market funds and accounts receivable. The Company places its cash and money market funds with high quality financial institutions and as of December 1999 does not have any deposits with financial institutions in excess of federally insured limits. During 1999 the Company's sales to the U.S. Department of Defense approximated $919,000, or 35% of total sales, and accounts receivable on such sales as of December 31, 1999 approximated $150,000 or 32% of total net accounts receivable.

2. Inventories

A summary of inventories is as follows:

As of December 31,                                        1999
----------------------------------------------------------------
Raw materials                                    $   1,633,000
Work-in-process                                        527,000
Finished goods                                         454,000
----------------------------------------------------------------
Cost                                                 2,614,000
Reserve for obsolete and slow moving inventory      (1,338,000)
----------------------------------------------------------------
Net                                              $   1,276,000
----------------------------------------------------------------

A portion of the raw material inventory is held for the manufacture of certain products not produced by the Company in recent years. The inventory is recorded at net realizable value, which is less than its cost. Management is seeking contracts for these products as the Company re-enters these markets. However, since the outcome of these efforts is not certain, it is at least reasonably possible that the Company's estimates could change in the future and additional inventory reductions would be required. The Company's charge to income for the write-down of inventory for 1999 and 1998 was $106,000 and $396,000, respectively. Additionally, during 1999, the Company incurred uninsured inventory losses of $1.124 million resulting from flood damages caused by a hurricane.

3. Accounts Receivable

A summary of trade accounts receivable is as follows:

As of December 31,                                        1999
-----------------------------------------------------------------
U.S. Government                                  $     150,000
Other                                                  325,000
Allowance for doubtful accounts                        (10,000)
-----------------------------------------------------------------
Net                                              $     465,000
-----------------------------------------------------------------

4. Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

As of December 31,                                        1999
-----------------------------------------------------------------
Machinery and equipment                          $   1,892,000
Furniture and fixtures                                 318,000
Tools and dies                                         145,000
Leasehold improvements                                 104,000
-----------------------------------------------------------------
Total cost                                           2,459,000
Accumulated depreciation and amortization           (2,366,000)
-----------------------------------------------------------------
Net                                              $      93,000
-----------------------------------------------------------------

Depreciation and amortization expense for 1999 was $83,000 of which $72,000 related to property, plant and equipment and $11,000 related to patent amortization. Depreciation and amortization for 1998 was $72,000.

5. Notes Payable, Related Party

The notes payable to a related party represents funds advanced from Trinity during 1999 and 1998. The advances bear interest at 9% and are due on demand. Interest on the advances during 1999 and 1998 was $84,000 and $17,000, respectively.

6. Revolving Line of Credit

On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential.

On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999.

On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000.

From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended.

In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum.

As of December 31, 1999, Sequential has received over advances on the FINOVA Line of Credit in the amount of $380,000. Interest paid on the FINOVA Line of Credit during 1999 and 1998 was $204,000 and $122,000, respectively.

7. Capital Stock

The Company has authorized 20,000,000 shares of $.01 par value Common Stock. All of the Company's authorized Common Stock is issued and outstanding as of December 31, 1999. The Company has not declared dividends on its Common Stock.

The Company has authorized 200,000 shares of $.01 par value Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into 742.8 shares of Common Stock and entitles the holder to annual dividends of $.13. As of December 31, 1999, there were 114,402 shares of the Series A Preferred Stock issued and outstanding. Accrued dividends on the issued and outstanding shares of the Series A Preferred Stock were $11,000 as of and for the year ended December 31, 1999.

The Company has authorized, issued and outstanding, 1,000 shares of $.01 par value Series B Preferred Stock. All of the Series B Preferred Stock is owned by Trinity and such shares give Trinity the right to elect three directors if the number of directors is five or less, four directors if the number of directors is six or seven and a majority of the directors if the number of directors is more than seven. Each share of the Series B Preferred Stock entitles the holder to annual dividends at the rate of 4%. Accrued dividends on the issued and outstanding shares of the Series B Preferred Stock as and for the year ended December 31, 1999 were less than $1,000.

8. Stock Options and Warrants

Employee Stock Option Plan

Pursuant to an Employee Stock Option Plan that was adopted by the Board of Directors on July 21, 1995, 237,500 incentive stock options ("ISO") were issued to a former officer, representing 77% of all ISO's issued and outstanding through April 28, 1999. No ISO's were issued during 1999 or 1998 and pursuant to the SES Merger, all outstanding ISO's were cancelled effective April 28, 1999.

Directors Stock Option Plan

Pursuant to a Directors Stock Option Plan ("DSOP") that was adopted by the Board of Directors on July 21, 1995 75,000 stock options were issued to each of Gordon
R. Molesworth, Seth M. Lukash and Fred I. Sonnenfeld. No DSOP options were issued during 1999 or 1998 and all outstanding DSOP options expired on April 28, 1999 upon the resignations of Gordon R. Molesworth, Seth M. Lukash and Fred I. Sonnenfeld.

A summary of the Company's fixed stock options for the years ended December 31, 1999 and 1998 is as follows:

                                        1999                1998
                                    Weighted            Weighted
                                     Average             Average
                             1999   Exercise     1998   Exercise
                           Shares      Price   Shares      Price
-----------------------------------------------------------------
Outstanding at
  beginning of year      533,000   $  2.375   533,000   $  2.375
Granted                       --         --        --         --
Exercised                     --         --        --         --
Forfeited               (533,000)  $  2.375                   --
-----------------------------------------------------------------
-----------------------------------------------------------------
Outstanding at end of
  year                        --         --   533,000   $  2.375
-----------------------------------------------------------------
-----------------------------------------------------------------
Options exercisable at
  year end                    --         --   533,000   $  2.375
-----------------------------------------------------------------

Stock Purchase Warrants

The Company has had outstanding for all of 1999 and 1998 Special Class A warrants to purchase 285,000 shares of the Company's Common Stock for $2.00 per share with an expiration date of July 2000, Special Class B Warrants to purchase 205,000 shares of the Company's Common Stock for $1.00 per share with an expiration date of July 2001 and Class C Warrants to purchase 100,000 shares of the Company's Common Stock for $.01 per share with an expiration date of July 2001. No warrants were issued or exercised during 1999 or 1998.

9. Related Party Transactions

On April 28, 1999, the Company issued 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 69,566,934 shares of Common Stock) to Trinity in connection with the consummation of the SES Merger. Subsequent to the SES Merger, Trinity transferred an aggregate of 3,700,457 shares of the Common Stock and 32,780 shares of Series A Preferred Stock (convertible into an aggregate of 24,348,984 shares of Common Stock) owned by it to Carol Schiller (1,162,811 shares of Common Stock and 10,302 shares of Series A Preferred Stock), Douglas Schiller (317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock), Linda Schiller (317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock), Blake Schiller (317,332 shares of Common Stock and 2,810 shares of Series A Preferred Stock), and Grazyna B. Wnuk (1,585,650 shares of Common Stock and 14,048 shares of Series A Preferred Stock), in exchange for the equity interests of such individuals in Trinity. Carol Schiller is the wife of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, Douglas Schiller, Linda Schiller and Blake Schiller are Mr. Schiller's adult children and Grazyna B. Wnuk is a director of the Company. Trinity is wholly owned by Trinity-I, which, in turn, is wholly owned by Lewis S. Schiller. Mr. Schiller disclaims the beneficial ownership of the shares of Common Stock and Series A Preferred Stock owned by Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller. Mr. Schiller and Ms. Wnuk are the sole officers and directors of Trinity and Trinity-I.

Mr. Schiller has pledged all of the shares of Trinity-I to SES Holdings Corp. ("SESH") as collateral security for a prior debt to SESH. SESH is controlled by Carol Schiller. Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk each have "piggy-back" registration rights with respect to the aforementioned shares of Common Stock owned and to be issued to them upon the conversion of the aforementioned shares of Series A Preferred Stock.

In July 1999, the Company issued to Trinity all 1,000 of the shares of its Series B Preferred Stock pursuant to which Trinity has the right to elect the majority of the Board of Directors. As of the date hereof, Lewis S. Schiller, Grazyna B. Wnuk and E. Gerald Kay are Trinity's designees to the Board of Directors.

In connection with the SES Merger, the Company exchanged shares of the Series A Preferred Stock for indebtedness aggregating $648,000. P.T. Dolak Permei ("Permei"), an Indonesian company, was one of the Company's then creditors and exchanged an aggregate of $230,833 of such indebtedness for 2,259 shares of Series A Preferred Stock (convertible into an aggregate of 1,677,985 shares of Common Stock). As of December 31, 1999, Permei owns 1,500,000 shares of Common Stock and 2,259 shares of Series A Preferred Stock.

In accordance with the terms of the SES Merger, the Company is required to hold a special stockholders meeting to complete the aforementioned Equity Recapitalization. Among other things, the Equity Recapitalization contemplates a reverse split of the issued and outstanding shares of the Common Stock on the basis of one share of Common Stock for each ten shares of Common Stock, which are then outstanding (or reserved for issuance) on the date of such reverse stock split. Trinity, Trinity-I, Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk own a sufficient number of shares of Common Stock and Series A Preferred Stock to cause the adoption of the proposals comprising the Equity Recapitalization, including such reverse stock split. The Company has been informed by such stockholders that they will vote their shares of Common Stock and Series A Preferred Stock in favor of the Equity Recapitalization.

Pursuant to and at the time of the Bankruptcy Plan of Reorganization, Fingermatrix owed SIS Capital Corp., a company of which Lewis S. Schiller was formerly the Chairman of the Board and Chief Executive Officer, $1,067,000, plus interest at the rate of 8% per annum. In addition, prior to March 1998, Trinity, Sequential, S-Tech and FMX were subsidiaries of

The Sagemark Companies Limited (formerly Consolidated Technology Group Ltd.), a publicly owned corporation ("Sagemark"), and had incurred certain indebtedness to Sagemark. In March 1998, as amended in January 1999, in connection with Mr. Schiller's resignation as the Chairman of the Board and Chief Executive Officer of Sagemark, Mr. Schiller and Sagemark entered into a series of agreements (the "Schiller Agreements"). Pursuant to the Schiller Agreements, Sagemark canceled all indebtedness of Fingermatrix, FMX, Sequential, S-Tech and Trinity to it, including the then outstanding indebtedness of Fingermatrix, which had been reduced to approximately $ 100,000.

In July 1997, as amended in March and August 1998, Sequential entered into a loan agreement with a lender pursuant to which such lender extended a $400,000 line of credit to Sequential. The line of credit is secured by Sequential's accounts receivable, equipment, inventory, intangibles, and other assets. In August 1998, Lewis S. Schiller entered into an agreement with such lender (the "Participation Agreement") pursuant to which he agreed to provide, jointly with such lender, a portion of the funds advanced to Sequential under such loan agreement. Subsequently, in August 1999, Trinity-I entered into a collateral security agreement (the "Collateral Security Agreement") with such lender pursuant to which it deposited the sum of $467,500 (the "Cash Collateral") with such lender as security for Sequential's obligations under the aforementioned loan agreement and, simultaneously therewith, the Participation Agreement was terminated. Trinity-I subsequently increased the Cash Collateral to $522,500. Trinity-I currently receives from such lender a return on the Cash Collateral in an amount equal to the greater of the prime rate of CitiBank, N.A., plus 6% or 14.5% per annum.

From May 1999 through December 31, 1999, Trinity loaned or advanced to the Company funds used in the operation of the Company's business. See footnote 5. "Notes Payable, Related Party" for further disclosures regarding the advances from Trinity.

In July 1999, the Company settled amounts due for unpaid rent owed to the Company's former landlord. Included in this settlement was the issuance by the Company of a series of notes payable to the landlord in the principal amount of $45,000, which notes are payable in nine installments, the last of which is due in April 2000. Lewis S. Schiller, Chief Executive Officer and Chairman of the Board, personally guaranteed these notes. The remaining balance of $25,000 due on such notes is currently in default. In September 1999, SPS entered into the SPS Distribution Agreement with GIL, which is described in footnote 1. In connection with such transaction, GIL also acquired from the Company 14,134 shares of its Series A Preferred Stock pursuant to a related Stock Purchase Agreement between the Company and GIL. Under these agreements, Trinity, Carol Schiller, the wife of Lewis S. Schiller, and Grazyna B. Wnuk, an officer and director of the Company, agreed not to publicly sell any of the shares of Common Stock owned by them unless and to the extent that GIL publicly sells any of the shares of Common Stock acquired by it upon the conversion of the shares of Series A Preferred Stock owned by it unless 50% or more of GIL's shares of Common Stock are registered under the Securities Act or such shares become eligible for public sale under Rule 144(k) under the Securities Act.

10. Income Taxes

The Company, as of December 31, 1999, has available approximately $43.6 million of net operating loss carry forwards to reduce future Federal and state income taxes. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

                                        Net operating loss carry
Year of expiration                                forward amount
-----------------------------------------------------------------
  2000                                                $3,291,000
  2001                                                 4,048,000
  2002                                                 5,384,000
  2003                                                 5,163,000
  2004                                                 5,616,000
  2005                                                 2,207,000
  2006                                                 3,144,000
  2007                                                 3,023,000
  2008                                                 2,044,000
  2009                                                 1,851,000
  2010                                                 2,050,000
  2011                                                 3,171,000
  2012                                                   194,000
  2013                                                 1,080,000
  2014                                                 1,319,000
-----------------------------------------------------------------
                                                     $43,585,000
-----------------------------------------------------------------

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 1999, and may be further limited if substantial changes in the Company ownership were to occur.

11. Commitments and Contingencies

Operating Lease Obligations

The Company leases two separate facilities in New York on a month-to-month basis. The monthly rental for such facilities is $16,000 in the aggregate. The annual rental expense for such facilities for 1999 and 1998 was $191,000 and $181,000 respectively.

Capital Lease Obligations

Included in other current liabilities is a capital lease obligation with a net present value of $12,000. All remaining payments under such lease are due in 2000.

Consulting Agreement

The Company agreed to issue to First Argentum LLC 3,366 shares of its Series A Preferred Stock, which are convertible into 2,500,264 shares of Common Stock, in consideration of certain consulting services to be rendered by First Argentum LLC as specified in a consulting agreement between the Company and First Argentum LLC dated October 22, 1999, as amended. The Company has not, and does not intend to, issue any such shares to First Argentum LLC inasmuch as First Argentum has breached the agreement by failing to provide the services specified thereunder. The Company intends to notify First Argentum LLC of its breach of such agreement and to terminate same as a result thereof. The Company has not accrued any expense in connection with the First Argentum LLC agreement.

Employment Agreements

The Company has substantially completed the negotiation of employment agreements with each of Lewis S. Schiller and Grazyna B. Wnuk for a ten-year term commencing on July 1, 1999. Mr. Schiller and Ms. Wnuk have not been paid the compensation pursuant to the proposed contracts; however, the Company has accrued such compensation in anticipation of consummating such agreements with principle terms as follows:

Lewis S. Schiller is anticipated to receive an annual base salary of $250,000 per year subject to annual cost of living increases in an amount not less than 5% per annum. The annual base salary would be subject to increases at such time as our consolidated gross revenues reach certain specified amounts. Mr. Schiller (or his designee) would receive an annual bonus up to an annual maximum of $2,500,000, and various fringe benefits, including an automobile allowance of $2,000 per month and a life insurance policy for the benefit of the owners of such policy in the face amount of $2,000,000. Mr. Schiller would be required to devote substantially all of his time to the performance of his services under any such contract. In addition, in the event of any sale by us or any subsidiary of any investment securities, or the sale of the assets of Fingermatrix or the capital stock or assets of any subsidiary of Fingermatrix, Mr. Schiller would be entitled to a profit sharing bonus in an amount equal to 20% of the gross profit received from any such sale. The employment agreement would also provide for some form of a retirement compensation for Mr. Schiller, the terms of which have not been completely negotiated as of the date of this report.

Grazyna B. Wnuk is to receive an annual base salary of $150,000 per year subject to annual cost of living increases in an amount not less than 5% per annum. The annual base salary would be subject to increases at such time as our consolidated gross revenues reach certain specified amounts. Ms. Wnuk would receive an annual bonus up to an annual maximum of $750,000, and various fringe benefits, and a life insurance policy for the benefit of Ms. Wnuk's designee in the face amount of $2,000,000. Ms. Wnuk would be required to devote substantially all of her time to the performance of her services under any such Employment Agreement and would agree not to compete with us for a period of one year after the expiration or earlier termination of any such employment agreement. In addition, in the event of any sale by us or any subsidiary of any investment securities, or the sale of the assets of Fingermatrix or the capital stock or assets of any subsidiary of Fingermatrix, Ms. Wnuk would be entitled to a profit sharing bonus in an amount equal to 2% of the gross profit received from any such sale. The employment agreement would also provide for some form of a retirement compensation for Ms. Wnuk, the terms of which have not been completely negotiated as of the date of this report.

12. Extraordinary Loss on Debt Extinguishment

On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares are convertible into 4,713,809 common shares of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.077 million, resulting in $429,000 of expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into 199,070 common shares of the Company's Common Stock and using the Black-Scholes option valuation formula, such shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred Shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as expense from the issuance of stock, and is presented in the financial statements as an extraordinary item.


13. Segment Information

Statement of Financial accounting standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified four reportable business segments as follows: (1) Electro-Mechanical and Electro-Optical Products, which is an operating business segment reflecting the activities of Sequential; (2) Specialized Vending Machines and Avionics Equipment, which is an operating business segment reflecting the activities of S-Tech; (3) Fingerprint Identification Technologies, which is a development stage business segment reflecting the activities of FMX; and (4) Secured Entrance Systems, which is a development stage business segment reflecting the activities of SPS. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there is intersegment advances and related interest charges, all of which are eliminated in the consolidated financial statements.


-----------------------------------------------------------------
                                             1999          1998
-----------------------------------------------------------------
Revenues:
  Electro-Mechanical and Electro-
    Optical Products                $   2,056,000  $  2,184,000
  Specialized Vending Machines and
    Avionics Equipment                    567,000       587,000
-----------------------------------------------------------------

      Total revenues                $   2,623,000  $  2,771,000
-----------------------------------------------------------------


Operating loss:
  Electro-Mechanical and Electro-
    Optical Products                $  (1,427,000) $   (244,000)
  Specialized Vending Machines and
    Avionics Equipment                   (456,000)     (387,000)
  Fingerprint Identification
    Technologies                         (218,000)       (2,000)
  Secured Entrance Systems                (78,000)           --
-----------------------------------------------------------------
                                       (2,179,000)     (633,000)
  Corporate costs and expenses           (967,000)           --
-----------------------------------------------------------------
      Total operating loss          $  (3,146,000) $   (633,000)
-----------------------------------------------------------------


Net loss:
  Electro-Mechanical and Electro-
    Optical Products                $  (1,671,000) $   (378,000)
  Specialized Vending Machines and
    Avionics Equipment                   (479,000)     (392,000)
  Fingerprint Identification
    Technologies                         (225,000)       (3,000)
  Secured Entrance Systems                (79,000)           --
-----------------------------------------------------------------
                                       (2,454,000)     (773,000)
  Corporate costs and expenses           (981,000)           --
  Minority interest                       116,000         2,000
  Extraordinary item                     (455,000)           --
-----------------------------------------------------------------
      Total net loss                $  (3,774,000) $   (771,000)
-----------------------------------------------------------------

-----------------------------------------------------------------
                                             1999          1998
-----------------------------------------------------------------

Assets:
  Electro-Mechanical and Electro-
    Optical Products                $   1,702,000  $  1,967,000
  Specialized Vending Machines and
    Avionics Equipment                    582,000       701,000
  Fingerprint Identification
    Technologies                            5,000         8,000
  Secured Entrance Systems                  1,000            --
-----------------------------------------------------------------
                                        2,290,000     2,676,000
  Corporate                             8,077,000     8,007,000
  Intersegment investments             (8,007,000)   (8,007,000)
  Intersegment advances                  (397,000)           --
-----------------------------------------------------------------
      Total assets                  $   1,963,000  $  2,676,000
-----------------------------------------------------------------


Capital expenditures:
  Electro-Mechanical and Electro-
    Optical Products                $       5,000   $     8,000
-----------------------------------------------------------------


Depreciation and amortization:
  Electro-Mechanical and Electro-
    Optical Products                $      17,000  $     27,000
  Specialized Vending Machines and
    Avionics Equipment                     34,000        45,000
  Fingerprint Identification
    Technologies                           11,000            --
-----------------------------------------------------------------
                                           62,000        72,000
  Corporate                                21,000            --
-----------------------------------------------------------------
      Total depreciation and
        amortization                $      83,000  $     72,000
-----------------------------------------------------------------


                       .................................