Form 10QSB
period 2000-03-31
FINGERMATRIX INC
filed 2000-05-24
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTON 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ___________________ to ________________________.


                          Commission File Number 0-9940

                               FINGERMATRIX, INC.
        (Exact name of small business issuer as specified in its charter)

            New York                                           13-2854686
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

  249 Saw Mill River Road, Elmsford, NY                           10523
(Address of principal executive offices)                        (Zip Code)

                                 (914) 592-5930
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
No ___

         As of May 22, 2000, there are 20,000,000 shares of the par value $.01 common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

--------------------------------------------------------------------------------
                       Fingermatrix, Inc. and Subsidiaries
               Unaudited Consolidated Interim Financial Statements
                                Table of Contents
--------------------------------------------------------------------------------


Unaudited Consolidated Statements of Operations.............................3
-----------------------------------------------


Unaudited Consolidated Balance Sheet........................................4
------------------------------------


Unaudited Consolidated Statements of Cash Flows.............................5
-----------------------------------------------


Footnotes to Unaudited Consolidated Interim Financial Statements............6
----------------------------------------------------------------

--------------------------------------------------------------------------------
                       Fingermatrix, Inc. and Subsidiaries

                 Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Three months ended March 31,                                                        2000            1999
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     688,000    $    545,000
Cost of goods sold                                                               328,000         400,000
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     360,000         145,000
Selling, general and administrative expense                                      720,000         379,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                  (360,000)       (234,000)
Interest expense and financing fees, related parties                             (56,000)             --
Interest expense and financing fees, other                                       (38,000)        (40,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $    (454,000)   $   (274,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           20,000,000       9,428,393
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.02)   $      (0.03)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                       Fingermatrix, Inc. and Subsidiaries

                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of March 31,                                                       2000
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                         $        9,000
  Accounts receivable, net                                            389,000
  Inventories, net                                                  1,400,000
  Prepaid expense and other current assets                             15,000
--------------------------------------------------------------------------------
    Total current assets                                            1,813,000
--------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                               2,459,000
  Less accumulated depreciation and amortization                   (2,376,000)
--------------------------------------------------------------------------------
    Net property plant and equipment                                   83,000
--------------------------------------------------------------------------------
Other assets:
  Security deposits                                                    26,000
  Other long-term assets                                                3,000
--------------------------------------------------------------------------------
    Total other assets                                                 29,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                   $    1,925,000
--------------------------------------------------------------------------------


LIABILITIES AND CAPITAL DEFICIENCY
--------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Notes payable, related parties                               $    1,909,000
  Accrued expenses and other current liabilities                      863,000
  Revolving line of credit                                            705,000
  Accounts payable                                                    742,000
  Other current liabilities                                           281,000
--------------------------------------------------------------------------------
    Total current liabilities                                       4,500,000
--------------------------------------------------------------------------------

Commitments and contingencies (footnote 3)
--------------------------------------------------------------------------------

CAPITAL DEFICIENCY
--------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; 115,402 shares issued                             1,000
  Preferred stock in excess of par value                            1,130,000
  Common stock, $.01 par value; 20,000,000
   shares authorized, issued and outstanding                          200,000
  Additional paid-in capital                                        7,116,000
  Accumulated deficit                                             (11,022,000)
--------------------------------------------------------------------------------
    Total capital deficiency                                       (2,575,000)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                       $    1,925,000
--------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                       Fingermatrix, Inc. and Subsidiaries

                 Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Three Months ended March 31,                                                        2000            1999
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $   (454,000)   $   (274,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
                                                                                                      --
Depreciation and amortization                                                     10,000          17,000
Changes in assets and liabilities, net of reverse acquisition:
Inventories                                                                     (124,000)        (34,000)
Accounts receivable, net                                                          76,000              --
Prepaid expense and other current assets                                          14,000          20,000
Accounts payable                                                                  45,000         131,000
Accrued expenses and other current liabilities                                    46,000         (60,000)
Payroll taxes payable                                                             35,000          35,000
-----------------------------------------------------------------------------------------------------------
  Net cash used for operating activities                                        (352,000)       (165,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Security deposits                                                                     --         (20,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                              --         (20,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Net loans from related parties                                                   377,000         262,000
Net payments under revolving lines of credit                                     (75,000)        (18,000)
Capital lease payments                                                            (5,000)             --
Payments on notes payable                                                         (7,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      290,000         244,000
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                  (62,000)         59,000
Cash - Beginning of period                                                        71,000          14,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $      9,000    $     73,000
-----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                     $     38,000   $     40,000
Income Taxes                                                                           --             --
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                      Fingermatrix, Inc. and Subsidiaries

        Footnotes to Unaudited Consolidated Interim Financial Statements
                   Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

1.       Basis of Presentation

         In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the consolidated financial position of Fingermatrix, Inc. and its subsidiaries (the "Company") as of March 31, 2000, the statement of operations for the three months ended March 31, 2000 and 1999 and the statement of cash flows for the three months ended March 31, 2000 and 1999.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of declining revenues and of net losses and as of March 31, 2000 has a working capital deficiency of $2.687 million and capital deficiency of $2.575 million. During the current interim period and for all of 1999 and 1998, the Company has relied on financial support from its controlling stockholder, The Trinity Group, Inc. ("Trinity"). Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

         The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1999 Form 10-KSB.

3.       Commitments and Contingencies

         The Company agreed to issue to First Argentum LLC ("First Argentum") 3,366 shares of its Series A Preferred Stock, which are convertible into 2,500,264 shares of Common Stock, in consideration of certain consulting services to be rendered by First Argentum as specified in a consulting agreement between the Company and First Argentum dated October 22, 1999, as amended. The Company has not, and does not intend to, issue any such shares to First Argentum inasmuch as First Argentum has breached the agreement by failing to provide the services specified thereunder. The Company has notified First Argentum of its breach of such agreement and to terminate same as a result thereof. The Company has not accrued any expense in connection with the First Argentum agreement.

4.       Loss Per Share

         Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by adjusting outstanding shares, assuming conversion of all dilutive potential common shares. At March 31, 2000, the Company has outstanding 114,402 of Series A Preferred Stock, which are convertible into 84,977,806 share of Common Stock. As of March 31, 2000, the Company does not have a sufficient number of authorized shares of Common Stock to allow for conversion of any of the Series A Preferred Stock. The Company intends to effect a recapitalization pursuant to which the Company will increase the authorized capitalization so as to enable the Company to have a sufficient number of shares of Common Stock authorized for issuance to allow for the conversion of the Series A Preferred Stock. The potential common shares from the conversion of the Series A Preferred Stock are not included for purposes of calculating fully diluted loss per share because their inclusion would be anti-dilutive.

5.       Segment Information

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified four reportable business segments as follows: (1) Electro-Mechanical and Electro-Optical Products, which is an operating business segment reflecting the activities of Sequential Electronic Systems, Inc. ("Sequential"); (2) Specialized Vending Machines and Avionics Equipment, which is an operating business segment reflecting the activities of S-Tech, Inc. ("S-Tech"); (3) Fingerprint Identification Technologies, which is a development stage business segment reflecting the activities of FMX Corp. ("FMX"); and (4) Secured Entrance Systems, which is a development stage business segment reflecting the activities of Secured Portal Systems, Inc. ("SPS"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, all of which are eliminated in the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                           2000            1999
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                            $     644,000  $      468,000
  Specialized Vending Machines and Avionics Equipment                                44,000          77,000
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                          $     688,000  $      545,000
-------------------------------------------------------------------------------------------------------------

Operating income (loss):
  Electro-Mechanical and Electro- Optical Products                            $      147,000  $    (113,000)
  Specialized Vending Machines and Avionics Equipment                                (54,000)      (121,000)
  Fingerprint Identification Technologies                                            (52,000)            --
  Secured Entrance Systems                                                           (65,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                     (24,000)      (234,000)
  Corporate costs and expenses                                                      (336,000)            --
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $     (360,000) $    (234,000)
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $       84,000  $    (152,000)
  Specialized Vending Machines and Avionics Equipment                                (67,000)      (122,000)
  Fingerprint Identification Technologies                                            (57,000)            --
  Secured Entrance Systems                                                           (68,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                    (108,000)      (274,000)
  Corporate costs and expenses                                                      (346,000)            --
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $     (454,000) $    (274,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                   March 31,   December 31,
                                                                                     2000          1999
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $    1,752,000  $   1,702,000
  Specialized Vending Machines and Avionics Equipment                                602,000        582,000
  Fingerprint Identification Technologies                                              4,000          5,000
  Secured Entrance Systems                                                                --          1,000
-------------------------------------------------------------------------------------------------------------
                                                                                   2,358,000      2,290,000
  Corporate                                                                        8,072,000      8,077,000
  Intersegment investments                                                        (8,007,000)    (8,007,000)
  Intersegment advances                                                             (498,000)      (397,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    1,925,000  $   1,963,000
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                          2000             1999
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                              $       4,000  $       5,000
  Specialized Vending Machines and Avionics Equipment                                      --         12,000
-------------------------------------------------------------------------------------------------------------
                                                                                        4,000         17,000
  Corporate                                                                             6,000             --
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                       $      10,000  $      17,000
-------------------------------------------------------------------------------------------------------------

       ...................................................................

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

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "Cautionary Statements") are more fully described in the Company's December 31, 1999 Form 10-KSB and include, without limitation: the Company's history of losses and cash flow deficits; potential lack of control over the operations of SPS and FMX; need for additional financing to fund our present and proposed business activities; dependence on present executive officers and key personnel to manage our present and proposed business operations and our ability to integrate new officers and key personnel; lack of marketing or sales experience; dependence upon an exclusive distribution agreement for the future operations of SPS; dependence upon patent protection for the proposed activities of FMX; threat that technological change could render certain of our products and proposed products obsolete or non-competitive; inability to predict market acceptance for our proposed products; intense competition of the business in which we intend to engage; threat that E-commerce products and services may become subject to government regulation; the risks relating to legal proceedings, as well as other risks referenced form time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         As more fully disclosed in the footnotes to the unaudited interim financial statements, Fingermatrix has four identifiable business segments. The operations of each of the business segments is discussed separately as follows:

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential's revenues increased $176,000,or 37.6%, from $468,000 for three months ended March 31, 1999 (the "1999 1st Quarter") to $644,000 for the three months ended March 31, 2000 (the "2000 1st Quarter"). Sequential's 2000 1st Quarter gross profit was $352,000, or 54.7% of sales. Sequential's 1999 1st Quarter gross profit was $183,000, or 39.1% of sales. During the 2000 1st Quarter, approximately $340,000, or 53%, of Sequential's revenue was generated on a defense contract which had a gross margin rate of approximately 50%. As a result, Sequential's 2000 1st Quarter gross profits, as a percentage of revenue, increased significantly when compared to the 1999 1st Quarter. Sequential's selling, general and administrative expenses decreased $91,000, or 30.7% from $296,000 for the 1999 1st Quarter to $205,000 for the 2000 1st Quarter. As a result of the above, Sequential's operating income increased by $260,000, or 230%, from an operating loss of $113,000 for the 1999 1st Quarter to operating income of $147,000 for the 2000 1st Quarter.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech's revenues for the 2000 1st Quarter decreased $33,000,or 42.9%, from $77,000 for the 1999 1st Quarter to $44,000 for the 2000 1st Quarter. S-Tech's gross profit was $8,000, or 18.28% of sales, for the 2000 1st Quarter. S-Tech incurred a negative gross profit of $38,000, or 49.4% of sales for the 1999 1st Quarter. S-Tech's nominal and/or negative gross profits for the 2000 and 1999 1st Quarters is the result of non variable overhead costs being allocated to a relatively minimal sales volume. S-Tech's selling, general and administrative expenses decreased $21,000, or 25.3% from $83,000 for the 1999 1st Quarter to $62,000 for the 2000 1st Quarter. As a result of the above, S-Tech's operating loss decreased by $67,000, or 55.4%, from $121,000 for the 1999 1st Quarter to $54,000 for the 2000 1st Quarter.

Fingerprint Identification Technologies

         The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. FMX did not have any revenues or gross profits for the 2000 and 1999 1st Quarters. FMX had no activity during the 1999 1st Quarter and incurred general and administrative expenses of $52,000 for the 2000 1st Quarter and therefore its operating losses, increased $52,000 when comparing the 2000 1st Quarter to the 1999 1st Quarter. FMX had nominal activity in 1998 and the first part of 1999 due to a lack of funding. During the later part of 1999 and during the 2000 1st Quarter, the development activity increased as a result of funding received from Trinity.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of SPS, which is a newly created subsidiary formed in 1999 for the purpose of entering into an exclusive distribution agreement with GIL Security Systems, Inc. pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL (the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2004. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems. During the 2000 1st Quarter , SPS incurred general and administrative expenses, and therefore a net operating loss, of $65,000.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of Fingermatrix, the holding company. As a result of the SES Merger and its treatment as a reverse acquisition, all of the activities of Fingermatrix prior to the April 28, 1999 SES Merger were recapitalized into equity and are not reflected in the results of operations. As a result, the holding company had no general and administrative expenses, and therefore no operating loss for the 1999 1st Quarter. The holding's company's general and administrative expense and operating losses for the 2000 1st Quarter were $336,000. As of March 31, 2000, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $300,000 for unpaid salaries of which $200,000 was accrued as of December 31, 1999 and $100,000 is included in the 2000 1st Quarter corporate costs. Other significant corporate costs incurred during the 2000 1st Quarter include $82,000 of consulting fees and $87,000 of legal and accounting fees.

Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         The interest and maintenance fees on the on the revolving line of credit amounted to $38,000 for the 2000 1st Quarter and $40,000 for the 1999 1st Quarter . On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999. On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000. From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended. In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. As of March 31, 2000, Sequential has received over advances on the FINOVA Line of Credit in the amount of $305,000.

Interest Expense, Related Parties

         The Company incurs interest expense on loans and advances received from Trinity. The interest expense incurred on the loans and advances from Trinity was $56,000 for the 2000 1st Quarter calculated at 15% of the outstanding balances, which approximated $1.909 million as of March 31, 2000.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $454,000, or $.02 per common share, for the 2000 1st Quarter and $274,000, or $.03 per common share for the 1999 1st Quarter.

Financial Condition - Liquidity and Capital Resources

         As of March 31, 2000 the Company had a working capital deficiency of $2.687 million. Approximately $2.209 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $300,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $1.909 million owed to Trinity, its controlling stockholder, for loans and advances made to fund the operations of the Company.

         During the 2000 1st Quarter, the Company used $352,000 for operating activities and generated $290,000 from financing activities. As of March 31, 2000, two of the Company's subsidiaries, Sequential and S-Tech, are delinquent on payment of payroll taxes approximating $241,000. The Company has issued its preferred stock in order to make its recent acquisitions and is pursuing various financing sources with which to fund future operating activities.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of declining revenues and of net losses and as of March 31,

2000 has a working capital deficiency of $2.687 million and a capital deficiency of $2.575 million. During the current interim period and for all of 1999 and 1998, the Company has relied on financial support from its controlling stockholder, The Trinity Group, Inc. ("Trinity"). Management is currently seeking additional financing; however no assurances can be made that such financing will be obtained. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (27)     Financial Data Schedule.(1)

(1) Filed only with the SEC in electronic format.


(b)      Reports on Form 8-K

         Current report on Form 8-K reporting under Item 5 Other Events the consummation of a non-binding term sheet between the Company and Shopclue.com, Inc. (formerly Webmall.com) whereby the Company intends to obtain an equity interest in Shopclue.com, Inc.

                         .............................

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FINGERMATRIX, INC.


/S/______________    Chief Executive Officer and Director           May 22, 2000
Lewis S. Schiller    (Principal Executive and Accounting Officer)