Form 10-Q/A
period 1999-06-30
FINGERMATRIX INC
filed 2000-06-05
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

                                Amendment No. 2

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

Purpose of Amendment:

The prior quarterly filings for June 30, 1999 presented compensation expense from the issuance of securities for the extinguishment of subordinated debt as an operating expense and in order to conform to the 1999 year end audited financial statement presentation, such expense is reclassified as an extraordinary loss on debt extinguishment. As such Part I, Item 1. "Financial Statements" and Item 2., Management's Discussions and Analysis of Financial Condition and Results of Operations have been modified to reflect such change.

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

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
Sales                                           $      557,376    $     712,309    $    1,102,535    $     1,715,637
Cost of sales                                          343,706          426,382           743,803          1,020,267
                                                 -------------     ------------     -------------     --------------
  Gross profit                                         213,670          285,927           358,732            695,370
                                                 -------------     ------------     -------------     --------------

Costs and expenses:
 Selling, general and administrative expense           313,713          274,847           675,993            465,715
 Interest and financing fees                            61,370           50,739           100,957             53,296
 Depreciation and amortization                          19,118           17,153            35,494             34,306
                                                 -------------     ------------     -------------     --------------
   Total costs and expenses                            394,201          342,739           812,444            553,317
                                                 -------------     ------------     -------------     --------------
Income (loss) from operations                         (180,531)         (56,812)         (453,712)           142,053
Extraordinary loss on debt extinguishment             (429,468)              --          (429,468)                --
                                                 -------------     ------------     -------------     --------------
Net income (loss)                               $     (609,999)   $     (56,812)   $     (883,180)   $       142,053
                                                 =============     ============     =============     ==============

Basic and diluted earnings (loss) per common share:
Income (loss) from operations                   $        (0.01)   $      (0.01)   $        (0.04)  $          0.02
Extraordinary loss on debt extinguishment                (0.03)              --             (0.03)                --
                                                 -------------     ------------     -------------     --------------
Net income (loss)                               $        (0.04)   $       (0.01)   $        (0.07)   $          0.02
                                                 =============     ============     =============     ==============

Weighted average number of common shares            16,863,668        9,429,400        13,167,071          9,429,400
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

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                 Six Months Ended June 30,
                                                                               1999                     1998
                                                                               ----                     ----
Net income (loss)                                                      $      (883,180)         $       142,053
Adjustments to reconcile net income (loss) to net cash used in operations:
  Extraordinary loss on debt extinguishment                                    429,468                       --
  Amortization expense                                                          35,494                   34,306
  Changes in assets and liabilities:
   (Increase) decrease in assets:
    Inventories, net                                                          (188,347)                 (71,215)
    Accounts receivable, net                                                   109,883                 (170,860)
    Other current assets                                                        18,854                  (81,822)
   Increase (decrease) in liabilities:
    Accounts payable trade                                                     119,323                 (387,726)
    Accrued expenses                                                           (51,310)                 188,924
                                                                        --------------           --------------
     Net cash used in operating activities                                    (409,815)                (346,340)
                                                                        --------------           --------------
Cash flows form investing activities:
 Increase in other assets                                                      (30,161)                 (20,278)
 Capital expenditures                                                               --                  (15,441)
                                                                        --------------           --------------
  Net cash used in investing activities                                        (30,161)                 (35,719)
                                                                        --------------           --------------
Cash flows from financing activities:
 Advances from related party                                                   406,848                  266,802
 Net advances on revolving line of credit                                       47,605                  157,998
 Payments on capitalized lease obligations                                      (3,279)                 (11,307)
                                                                        --------------           --------------
  Net cash provided by financing activities                                    451,174                  413,493
                                                                        --------------           --------------
Net increase in cash and cash equivalents                                       11,198                   31,434
Cash and cash equivalents at beginning of period                                13,717                   15,906
                                                                        --------------           --------------
Cash and cash equivalents at end of period                             $        24,915          $        47,340
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

         During the six months ended June 30, 1999, the Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of extraordinary loss on debt extinguishment.


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

(2)      Reverse Acquisition and Change of Control

         On April 28, 1999, in a share exchange with The Trinity Group, Inc. ("Trinity"), a privately held Delaware corporation, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A 2% Voting Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). Pursuant to the terms of the Agreement and Plan of Reorganization, the shareholders of the Company prior to the share exchange retained 10% of the ownership of the Company consisting of 9,428,393 shares of the Common Stock and certain creditors of the Company received 6,346 shares of the Series A Preferred Stock in exchange for their debt of $648,366, in the aggregate. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of extraordinary loss on debt extinguishment.

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


                         .............................

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

Reverse Acquisition

         On April 28, 1999, in a share exchange with Trinity, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock. The share exchange transaction is accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger reflect the financial position and results of operations of SES Acquisition

         SES Acquisition Corp. is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology. The following narrative discusses the operating activity of these subsidiaries. The only significant operating activity not related to the Company's subsidiaries is the $429,468 of extraordinary loss from debt extinguishment.

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

         Comparing the 1999 and 1998 2nd quarter, costs and expenses increased in the aggregate $51,462, or 15%, of which $38,866 relates to selling general and administrative expense, $10,631 relates to interest and financing costs and $1,965 relates to depreciation and amortization. Comparing the 1999 and 1998 Six Months, costs and expenses increased in the aggregate $259,127, or 47%, of which $210,278 relates to selling general and administrative expense, $47,661 relates to interest and financing costs and $1,188 relates to depreciation and amortization.

         Included in the 1999 2nd Quarter and the 1999 Six Months is $429,468 of extraordinary loss from debt extinguishment. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of extraordinary loss from debt extinguishment.

         As a result of the foregoing, the Company incurred net losses for the 1999 and 1998 2nd Quarters of $609,999, $0.04 per share, and $56,812, or $0.01 per share, respectively and incurred a net loss for the 1999 Six Months of $883,180, or $0.07 and generated net income for the 1998 Six Months of $142,053, or $0.02 per share.

Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". The Company believes that the Year 2000 Issue will not have a significant impact on the operations or expenses of the Company. However, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 Issue or that the failure to adequately address the Year 2000


                          .............................

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINGERMATRIX, INC.

/S/______________   Chief Executive Officer and Director            June 1, 2000
Lewis S. Schiller   (Principal Executive and Accounting Officer)