Form 10-Q/A
period 1999-09-30
FINGERMATRIX INC
filed 2000-06-05
CIK 316618

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

Purpose of Amendment:

The prior quarterly filing for September 30, 1999 presented compensation expense from the issuance of securities for the extinguishment of subordinated debt as an operating expense and in order to conform to the 1999 year end audited financial statement presentation, such expense is reclassified as an extraordinary loss on debt extinguishment. As such Part I, Item 1. "Financial Statements" and Item 2., Management's Discussions and Analysis of Financial Condition and Results of Operations have been modified to reflect such change.

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

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                       Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                     1999              1998              1999              1998
                                                     ----              ----              ----              ----
Sales                                           $      556,455    $      601,855    $    1,658,990    $    2,317,492
Cost of sales                                          312,806           331,047         1,056,609         1,351,314
                                                 -------------     -------------     -------------     -------------
  Gross profit                                         243,649           270,808           602,381           966,178
                                                 -------------     -------------     -------------     -------------
Costs and expenses:
 Selling, general and administrative expense           298,038           355,940           974,031           821,655
  Interest and financing fees                           82,992            39,251           183,949            92,547
  Depreciation and amortization                         33,212            13,402            68,706            47,708
                                                 -------------     -------------     -------------     -------------
   Total costs and expenses                            414,242           408,593         1,226,686           961,910
                                                 -------------     -------------     -------------     -------------
Income (loss) from operations                         (170,593)         (137,785)         (624,305)            4,268
Extraordinary loss on debt extinguishment              (26,000)               --          (455,468)               --
                                                 -------------      ------------     -------------    --------------
Net income (loss)                               $     (196,593)   $     (137,785)   $   (1,079,773)   $        4,268
                                                 =============     =============     =============     =============

Basic and diluted earnings (loss) per common share
Income (loss) from operations                   $        (0.01)   $       (0.02)   $        (0.04)   $         0.00
Extraordinary loss on debt extinguishment                (0.00)              --             (0.03)                --
                                                 -------------     ------------     -------------     --------------
Net income (loss)                               $        (0.01)   $       (0.02)   $        (0.07)    $         0.00
                                                 =============     ============     =============      =============

Weighted average number of common shares
                                                    20,000,000         9,429,400        15,469,742         9,429,400
                                                 =============     =============    ==============     =============

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

                       Fingermatrix, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                Nine Months Ended September 30,
                                                     1999                1998
                                                     ----                ----
Net income (loss)                               $  (1,079,773)    $     4,268
Adjustments to reconcile net income (loss)
 to net cash used in operations:
  Extraordinary loss on debt extinguishment           455,468              --
  Depreciation and amortization expense                68,706          47,708
  Changes in assets and liabilities:
  (Increase) decrease in assets:
    Inventories, net                                 (258,843)        (28,106)
    Accounts receivable, net                          (58,785)       (173,870)
    Other current assets                               18,854         (67,084)
  Increase (decrease) in liabilities:
    Accounts payable trade                            127,858        (392,293)
    Accrued expenses                                  (16,418)        129,907
                                                 ------------      ----------
     Net cash used in operating activities           (742,933)       (479,470)
                                                 ------------      ----------
Cash flows from investing activities:
  Increase in other assets                             (3,626)            (29)
  Capital expenditures                                     --         (15,441)
                                                 ------------     -----------
     Net cash used in investing activities             (3,626)        (15,470)
                                                 ------------     -----------
Cash flows from financing activities:
  Advances from related party                         506,315          239,783
  Net advances on revolving line of credit            261,774          350,127
  Payments on capitalized lease obligations            (5,405)         (32,565)
  Repayments of notes payable                          (5,000)              --
                                                 ------------     ------------
    Net cash provided by financing activities         757,684          557,345
                                                 ------------     ------------
Net increase in cash and cash equivalents              11,125           62,405
Cash and cash equivalents at beginning of period       13,717           15,906
                                                 ------------     ------------
Cash and cash equivalents at end of period      $      24,842    $      78,311
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

         During the nine months ended September 30, 1999, the Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of extraordinary loss on debt extinguishment. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into approximately 200,000 common shares of the Company's common stock and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $46,000. The total consideration given to the landlord, which includes the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as extraordinary loss on debt extinguishment.

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

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

(4)      Settlement of Accrued Rent

         During the period from October 1997 through April 28, 1999, wherein operations of the Company were suspended, the landlord of the Company's then leased premises, seized all furniture, fixtures and equipment of the Company for nonpayment of rent. On July 20, 1999, the Company negotiated a settlement of the unpaid rent which included the payment of $70,000 ($20,000 paid by Mr. Schiller, $50,000 paid by SES Acquisition), issuance of a note payable in the amount of $45,000 and issuance of 268 shares of Series A Preferred stock. The 268 Series A Preferred shares are convertible into approximately 200,000 common shares of the Company's common stock and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $46,000. The total consideration given to the landlord, which includes the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as extraordinary loss on debt extinguishment.

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

                       Fingermatrix, Inc. and Subsidiaries
              Footnotes to Unaudited Condensed Financial Statements
--------------------------------------------------------------------------------

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

Reverse Acquisition

         On April 28, 1999, in a share exchange with Trinity, the Company acquired all of the issued and outstanding common and preferred shares of SES Acquisition Corp. in exchange for 85% of the equity and voting power of the Company consisting of 10,571,607 shares of Common Stock and 93,654 shares of Series A Preferred Stock. The share exchange transaction is accounted for as a reverse acquisition, with SES Acquisition being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SES Acquisition, as the surviving company, and Fingermatrix, as the acquired company, has been recapitalized and the financial statements reflect the results of operations of the Company and SES Acquisition from the date of the reverse acquisition forward. The financial statements prior to the date of the reverse merger reflect the financial position and results of operations of SES Acquisition

         SES Acquisition Corp. is the sole stockholder of Sequential Electronic Systems, Inc. which designs and manufactures electro-optical products and S-Tech, Inc. which designs and manufactures specialized vending machines and a variety of avionics equipment. It also owns a 50.1% interest in FMX, Inc. which is developing electronic fingerprint identification technology. The following narrative discusses the operating activity of these subsidiaries. The only significant operating activity not related to the Company's subsidiaries is the $455,468 of extraordinary loss on debt extinguishment.

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

         Comparing the 1999 and 1998 3rd quarter, costs and expenses increased in the aggregate $5,649, or 1%, consisting of an increase in interest and financing fees of $43,741 and an increase in depreciation and amortization of $19,810, partially offset by a decrease in selling, general and administrative expense of $57,902. Comparing the 1999 and 1998 Nine Months, costs and expenses increased in the aggregate $264,776, or 28%, of which $152,376 relates to selling general and administrative expense, $91,402 relates to interest and financing costs and $20,998 relates to depreciation and amortization.

         Included in the 1999 3rd Quarter and the 1999 Nine Months were $26,000 and $455,468, respectively, of extraordinary loss on debt extinguishment. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of the Series A Preferred Stock in exchange for their aggregate debt of $648,366. The 6,346 Series A Preferred shares, are convertible into 4,714,443 common shares of the Company and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $1.1 million, resulting in $429,468 of extraordinary loss on debt extinguishment . On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into approximately 200,000 common shares of the Company's common stock and using the Black-Scholes option valuation formula, the value of such shares was determined to be approximately $46,000. The total consideration given to the landlord, which includes the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as extraordinary loss on debt extinguishment.

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


                         .............................

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