Form 10QSB
period 2000-06-30
FINX GROUP INC
filed 2000-08-14
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTON 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ___________________ to ________________________.


                          Commission File Number 0-9940

                              THE FINX GROUP, INC.
        (Exact name of small business issuer as specified in its charter)
                     (Formerly known as Fingermatrix, Inc.

            Delaware                                           13-2854686
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

  249 Saw Mill River Road, Elmsford, NY                           10523
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

         As of August 10, 2000, there were 11,537,855 shares of the par value $.01 common stock outstanding.

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

INDEPENDENT ACCUNTANT'S REPORT..............................................3
------------------------------

Unaudited Quarterly Consolidated Statements of Operations...................4
---------------------------------------------------------

Unaudited Year to Date Consolidated Statements of Operations................5
------------------------------------------------------------

Unaudited Consolidated Balance Sheet........................................6
------------------------------------

Unaudited Year to Date Consolidated Statements of Cash Flows................7
------------------------------------------------------------

Unaudited Year to Date Consolidated Statement of Changes in
 Capital Deficiency.........................................................9
 ------------------

Footnotes to Unaudited Consolidated Interim Financial Statements...........10
----------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT

        To the Board of Directors and Stockholders of The Finx Group, Inc.
         Elmsford, New York



                      We have reviewed the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of June 30, 2000, the related consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, the related consolidated statement of capital deficiency for the six month period ended June 30, 2000 and the related consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

                      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a net loss of $2,664,000 for the six month period ended June 30, 2000 and has a working capital deficiency of $3,308,000 and a capital deficiency of $2,994,000 as of June 30, 2000. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties,





                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
August 10, 2000

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
           Unaudited Quarterly Consolidated Statements of Operations
--------------------------------------------------------------------------------

Three months ended June 30,                                                         2000            1999
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     745,000    $    558,000
Cost of goods sold                                                               428,000         344,000
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     317,000         214,000
Non cash stock option expense                                                  1,766,000              --
Selling, general and administrative expense                                      626,000         333,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (2,075,000)       (119,000)
Interest expense and financing fees, related parties                             (74,000)        (21,000)
Interest expense and financing fees, other                                       (59,000)        (40,000)
-----------------------------------------------------------------------------------------------------------
Loss before extraordinary items                                               (2,208,000)       (180,000)
Extraordinary loss on debt extinguishment                                             --        (429,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (2,208,000)   $   (609,000)
===========================================================================================================

Weighted average shares outstanding                                            2,093,493       1,686,337
Net loss per common share: Basic and fully diluted
  Loss before extraordinary items                                          $       (1.05)   $      (0.11)
  Extraordinary loss on debt extinguishment                                           --           (0.25)
-----------------------------------------------------------------------------------------------------------
  Net loss per common share                                                $       (1.05)   $      (0.36)
===========================================================================================================

       See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
          Unaudited Year to Date Consolidated Statements of Operations
--------------------------------------------------------------------------------

Six months ended June 30,                                                           2000            1999
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $   1,433,000    $  1,103,000
Cost of goods sold                                                               756,000         744,000
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     677,000         359,000
Non cash stock option expense                                                  1,766,000              --
Selling, general and administrative expense                                    1,346,000         712,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (2,435,000)       (353,000)
Interest expense and financing fees, related parties                            (131,000)        (21,000)
Interest expense and financing fees, other                                       (98,000)        (80,000)
-----------------------------------------------------------------------------------------------------------
Loss before extraordinary items                                               (2,664,000)       (454,000)
Extraordinary loss on debt extinguishment                                             --        (429,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (2,664,000)   $   (883,000)
===========================================================================================================

Weighted average shares outstanding                                            2,047,004       1,316,642
Net loss per common share: Basic and fully diluted
  Loss before extraordinary items                                          $       (1.30)   $      (0.34)
  Extraordinary loss on debt extinguishment                                           --           (0.33)
-----------------------------------------------------------------------------------------------------------
  Net loss per common share                                                $       (1.30)   $      (0.67)
===========================================================================================================

       See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------

As of June 30,                                                                                      2000
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $       14,000
  Accounts receivable, net                                                                       314,000
  Inventory                                                                                    1,556,000
  Prepaid expense and other current assets                                                         7,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                       1,891,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                          2,459,000
  Less accumulated depreciation and amortization                                              (2,383,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                              76,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Deferred offering costs                                                                        148,000
  Capitalized software costs                                                                      46,000
  Security deposits                                                                               44,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                           238,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $    2,205,000
===========================================================================================================

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes payable, related parties                                                          $    2,346,000
  Accounts payable                                                                             1,195,000
  Revolving line of credit                                                                       705,000
  Accrued expenses                                                                               643,000
  Other current liabilities                                                                      310,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  5,199,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000 shares issued
  Common stock, $.01 par value; 50,000,000 shares authorized; 10,507,855
    shares issued and outstanding                                                                105,000
  Additional paid-in capital                                                                  10,136,000
  Accumulated deficit                                                                        (13,235,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                  (2,994,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $    2,205,000
===========================================================================================================

       See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
          Unaudited Year to Date Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Six Months ended June 30,                                                           2000            1999
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (2,664,000)   $   (883,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Non cash stock option expense                                                  1,766,000              --
Non cash expense for value of stock issued for payment of a
  subsidiary's obligation                                                         28,000              --
Depreciation and amortization                                                     17,000          36,000
Bad debt expense                                                                   5,000              --
Write-off long-term assets                                                         2,000              --
Extraordinary loss on debt extinguishment                                             --         429,000
Changes in assets and liabilities, net of reverse acquisition:
Inventory                                                                       (280,000)       (189,000)
Accounts receivable, net                                                         146,000         110,000
Prepaid expense and other current assets                                          20,000          (7,000)
Accounts payable                                                                 246,000         119,000
Accrued expenses                                                                  78,000         (87,000)
Other current liabilities                                                         69,000          36,000
-----------------------------------------------------------------------------------------------------------
  Net cash used for operating activities                                        (567,000)       (436,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Capitalized software costs                                                       (43,000)             --
Security deposits                                                                (18,000)         (2,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                         (61,000)         (2,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       814,000         405,000
Deferred offering costs                                                         (148,000)             --
Net advances (payments) under revolving lines of credit                          (75,000)         47,000
Other financing activities                                                       (20,000)         (3,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      571,000         449,000
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                  (57,000)         11,000
Cash - Beginning of period                                                        71,000          14,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     14,000    $     25,000
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                     $     98,000   $     59,000
Income Taxes                                                                           --             --
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

                                                                     continued

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
          Unaudited Year to Date Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------------------


Six Months Ended June 30, 2000
--------------------------------------------------------------------------------
         The Company granted an aggregate of 737,500 non employee stock options, which, using the Black-Scholes option valuation formula, had a value of $1.766 million.

         The Company issued 10,000 shares of common stock in order to settle an obligation of Sequential Electronic Systems, Inc., its wholly owned subsidiary. Such shares, using the Black-Scholes option valuation formula, had a value of $28,000.

         The Company granted an aggregate of 1,088,500 employee stock options. As of June 30, 2000, such options did not result in any compensation expense.


Six Months Ended June 30, 1999
--------------------------------------------------------------------------------
         The Company consummated a reverse acquisition whereby certain assets and liabilities, for which there was no cash flow impact, were consolidated into the balance sheet, including $90,000 of property, plant and equipment, $98,000 of patent costs, $344,000 of accounts payable, $109,000 of accrued expenses and $425,000 of subordinated debt.

         Certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. Using the Black-Scholes option valuation formula, the 6,346 Series A Preferred shares were valued at $1.077 million, resulting in a non cash extraordinary loss on debt extinguishment of $429,000.

--------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

                                                                      concluded

--------------------------------------------------------------------------------
                      Fingermatrix, Inc. and Subsidiaries
 Unaudited Year to Date Consolidated Statement of Changes in Capital Deficiency
                         Six Months Ended June 30 2000
--------------------------------------------------------------------------------

                                                                                    Preferred
                                        Preferred      Common       Preferred       Stock in        Common       Additional
                                          Shares       Shares         Stock,        Excess of       Stock,         Paid-in
                                       Outstanding   Outstanding    Par Value       Par Value      Par Value       Capital
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               115,402   20,000,000   $       1,000   $  1,130,000   $    200,000   $  7,116,000
Convert Series A preferred stock to
  common stock                            (114,402)  84,978,548          (1,000)    (1,130,000)       850,000        281,000
1 for 10 reverse split of common stock          --  (94,480,693)             --             --       (945,000)       945,000
------------------------------------------------------------------------------------------------------------------------------
                                             1,000   10,497,855             *--             --        105,000      8,342,000
Issuance of non-employee stock options          --           --              --             --             --      1,766,000
Stock issued for payment of
  subsidiaries obligations                      --       10,000              --             --            *--         28,000
Accrued dividends on preferred stock            --           --              --             --             --             --
Net loss - Six Months Ended June 30,
  2000                                          --           --              --             --             --             --
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                     1,000   10,507,855   $         *--   $         --   $    105,000   $ 10,136,000
==============================================================================================================================

                                                                     Continued

                See Notes to Consolidated Financial Statements.


* - Amounts are less than $1,000.

--------------------------------------------------------------------------------
                      Fingermatrix, Inc. and Subsidiaries
 Unaudited Year to Date Consolidated Statement of Changes in Capital Deficiency
                         Six Months Ended June 30 2000
--------------------------------------------------------------------------------

                                                           Total
                                                       Stockholders'
                                                           Equity
                                        Accumulated       (Capital
                                          Deficit       Deficiency)
-----------------------------------------------------------------------
Balance at December 31, 1999           $  (10,564,000)  $ (2,117,000
Convert Series A preferred stock to
  common stock                                     --             --
1 for 10 reverse split of common stock             --             --
-----------------------------------------------------------------------
                                          (10,564,000)    (2,117,000)
Issuance of non-employee stock options             --      1,766,000
Stock issued for payment of
  subsidiaries obligations                         --         28,000
Accrued dividends on preferred stock           (7,000)        (7,000)
Net loss - Six Months Ended June 30,
  2000                                     (2,664,000)    (2,664,000)
-----------------------------------------------------------------------
Balance at June 30, 2000               $  (13,235,000)  $ (2,994,000)
=======================================================================


                                                                     Concluded

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
        Footnotes to Unaudited Consolidated Interim Financial Statements
               Three and Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

1.       Merger Authorized by a Majority of the Stockholders

         The Board of Directors of Fingermatrix, Inc. ("Fingermatrix") determined that the reincorporation of Fingermatrix in Delaware was in the best interests of Fingermatrix and that such reincorporation would be accomplished through the merger of Fingermatrix with and into its wholly-owned subsidiary, The Finx Group, Inc., ("The Finx Group"), a Delaware Corporation. On June 23, 2000, the Fingermatrix Board of Directors approved a merger agreement between Fingermatrix and The Finx Group (the "Merger Agreement"), which became effective as of July 14, 2000 upon the written consent of a majority of the Fingermatrix shareholders consisting of The Trinity Group, Inc. and five other shareholders. Fingermatrix reported the Merger Agreement in an Information Statement under
Section 14 of the Securities and Exchange act of 1934 and on or about July 14, 2000, such Information Statement was sent to the shareholders of record as of June 30, 2000.

         The board of directors fixed the close of business on June 30, 2000 as the record date for purposes of consummating the terms of the Merger Agreement. On June 30, 2000, Fingermatrix had 20,000,000 shares of Common Stock, 114,403 shares of Series A 2% Voting Convertible Preferred Stock (convertible into 84,978,548 shares of Common stock) and 1,000 shares of Series B 4% Preferred Stock issued and outstanding. On June 30, 2000, The Finx Group had authorized capital stock consisting of 50,000,000 shares of Common Stock, par value $.01 per share, of which no shares were issued or outstanding and 1,000,000 shares of Series A 4% Preferred Stock, par value $.01 per share, of which 1,000 shares were issued and outstanding and were owned by The Trinity Group, Inc. ("Trinity").

         Pursuant to the Merger Agreement, each outstanding ten shares of Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series A 2% Voting Convertible Preferred Stock was automatically converted into 742.8 shares of Fingermatrix Common Stock and then each outstanding ten shares of such Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series B 4% Preferred Stock automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable Series A 4% Preferred Stock. Each outstanding option or warrant to purchase ten shares of Fingermatrix Common Stock was converted into an option to purchase one share of The Finx Group's Common Stock. The By-Laws of Fingermatrix continued in force as the By-Laws of The Finx Group and the directors and officers of The Finx Group are the same as those of Fingermatrix.

         The Merger Agreement became effective prior to the issuance of the June 30, 2000 quarterly financial statements and, as such, the unaudited interim financial statements as of and for the three and six months ended June 30, 2000 and 1999 reflect the consummation of the Merger Agreement whereby all capital stock data have been restated to reflect the terms of the Merger Agreement.

2.       Basis of Presentation

         In the opinion of Management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are necessary in order to make the Financial statements not misleading.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At June 30, 2000, the Company had a working capital deficiency of $3.308 million and a capital deficiency of $2.994 million. During the current interim period and for all of 1999 and 1998, the Company has relied on financial support from its controlling stockholder, Trinity. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

         The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1999 Form 10-KSB.

4.       Loss Per Share

         All loss per share data have been restated to reflect the terms of the Merger Agreement as more fully described in Footnote 1. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by adjusting outstanding shares, assuming conversion of all dilutive potential common shares. At June 30, 2000, the Company had outstanding options to purchase an aggregate of 1,826,000 shares of common stock and warrants to purchase 59,000 shares of common stock. The potential common shares from the exercise of all options and warrants are not included for purposes of calculating fully diluted loss per share because their inclusion would be anti-dilutive.

5.       Segment Information

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer and Vice-Chairman of the Board, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified five reportable business segments as follows: (1) Electro-Mechanical and Electro-Optical Products, which is an operating business segment reflecting the activities of Sequential Electronic Systems, Inc. ("Sequential"); (2) Specialized Vending Machines and Avionics Equipment, which is an operating business segment reflecting the activities of S-Tech, Inc. ("S-Tech"); (3) Fingerprint Identification Technologies, which is a development stage business segment reflecting the activities of FMX Corp. ("FMX"); (4) Secured Entrance Systems, which is a development stage business segment reflecting the activities of Secured Portal Systems, Inc. ("SPS"), and (5) Internet Viral Marketing, which is a development stage business reflecting the activities of Starnet365.com, Inc. ("Starnet365.com"). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, all of which are eliminated in the consolidated financial statements.

--------------------------------------------------------------------------------

Three Months Ended June 30,                                                            2000            1999
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                            $    608,000    $     320,000
  Specialized Vending Machines and Avionics Equipment                              137,000          238,000
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                          $    745,000    $     558,000
=============================================================================================================

Operating income (loss):
  Electro-Mechanical and Electro- Optical Products                            $    238,000    $    (121,000)
  Specialized Vending Machines and Avionics Equipment                              (41,000)           6,000
  Fingerprint Identification Technologies                                          (55,000)              --
  Secured Entrance Systems                                                         (22,000)              --
  Internet Viral Marketing                                                         (80,000)              --
-------------------------------------------------------------------------------------------------------------
                                                                                    40,000         (115,000)
  Corporate costs and expenses                                                  (2,115,000)          (4,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $ (2,075,000)   $    (119,000)
=============================================================================================================

Interest income:
  Electro-Mechanical and Electro- Optical Products                            $      9,000               --
  Intersegment charges                                                              (9,000)              --
-------------------------------------------------------------------------------------------------------------
      Total interest income                                                   $         --               --
=============================================================================================================

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $     86,000    $      57,000
  Specialized Vending Machines and Avionics Equipment                               30,000               --
  Fingerprint Identification Technologies                                            6,000               --
  Secured Entrance Systems                                                           3,000               --
  Internet Viral Marketing                                                           2,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   127,000           57,000
  Corporate costs and expenses                                                      15,000            4,000
-------------------------------------------------------------------------------------------------------------
  Intersegment charges                                                              (9,000)              --
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $    133,000    $      61,000
=============================================================================================================

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $    160,000    $    (178,000)
  Specialized Vending Machines and Avionics Equipment                              (70,000)           6,000
  Fingerprint Identification Technologies                                          (61,000)              --
  Secured Entrance Systems                                                         (25,000)              --
  Internet Viral Marketing                                                         (82,000)              --
-------------------------------------------------------------------------------------------------------------
                                                                                   (78,000)        (172,000)
  Corporate costs and expenses                                                  (2,130,000)          (8,000)
-------------------------------------------------------------------------------------------------------------
  Extraordinary loss on debt extinguishment                                             --         (429,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $ (2,208,000)   $    (609,000)
=============================================================================================================

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                            $      1,000    $       4,000
  Specialized Vending Machines and Avionics Equipment                                   --           11,000
-------------------------------------------------------------------------------------------------------------
                                                                                     1,000           15,000
  Corporate                                                                          6,000            4,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                     $      7,000    $      19,000
=============================================================================================================

--------------------------------------------------------------------------------

Six Months Ended June 30,                                                              2000            1999
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                            $  1,252,000    $     788,000
  Specialized Vending Machines and Avionics Equipment                              181,000          315,000
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                          $  1,433,000    $   1,103,000
=============================================================================================================

Operating income (loss):
  Electro-Mechanical and Electro- Optical Products                            $    383,000    $    (233,000)
  Specialized Vending Machines and Avionics Equipment                              (94,000)        (116,000)
  Fingerprint Identification Technologies                                         (106,000)              --
  Secured Entrance Systems                                                         (88,000)              --
  Internet Viral Marketing                                                         (80,000)              --
-------------------------------------------------------------------------------------------------------------
                                                                                    15,000         (349,000)
  Corporate costs and expenses                                                  (2,450,000)          (4,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $ (2,435,000)   $    (353,000)
=============================================================================================================

Interest income:
  Electro-Mechanical and Electro- Optical Products                            $     16,000               --
  Intersegment charges                                                             (16,000)              --
-------------------------------------------------------------------------------------------------------------
      Total interest income                                                   $         --               --
=============================================================================================================

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $    157,000    $      97,000
  Specialized Vending Machines and Avionics Equipment                               43,000               --
  Fingerprint Identification Technologies                                           11,000               --
  Secured Entrance Systems                                                           5,000               --
  Internet Viral Marketing                                                           2,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   218,000           97,000
  Corporate costs and expenses                                                      27,000            4,000
-------------------------------------------------------------------------------------------------------------
  Intersegment charges                                                             (16,000)              --
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $    229,000    $     101,000
=============================================================================================================

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $    242,000    $    (330,000)
  Specialized Vending Machines and Avionics Equipment                             (137,000)        (116,000)
  Fingerprint Identification Technologies                                         (118,000)              --
  Secured Entrance Systems                                                         (93,000)              --
  Internet Viral Marketing                                                         (82,000)              --
-------------------------------------------------------------------------------------------------------------
                                                                                  (188,000)        (446,000)
  Corporate costs and expenses                                                  (2,476,000)          (8,000)
-------------------------------------------------------------------------------------------------------------
  Extraordinary loss on debt extinguishment                                             --         (429,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $ (2,664,000)   $    (883,000)
=============================================================================================================

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                            $      5,000    $       9,000
  Specialized Vending Machines and Avionics Equipment                                   --           23,000
-------------------------------------------------------------------------------------------------------------
                                                                                     5,000           32,000
  Corporate                                                                         12,000            4,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                     $     17,000    $      36,000
=============================================================================================================

--------------------------------------------------------------------------------

                                                                                    June 30,   December 31,
                                                                                        2000          1999
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $  1,895,000    $   1,702,000
  Specialized Vending Machines and Avionics Equipment                              627,000          582,000
  Fingerprint Identification Technologies                                            3,000            5,000
  Secured Entrance Systems                                                              --            1,000
  Internet Viral Marketing                                                          60,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                 2,585,000        2,290,000
  Corporate                                                                      8,215,000        8,077,000
  Intersegment investments                                                      (8,008,000)      (8,007,000)
  Intersegment advances                                                           (587,000)        (397,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $  2,205,000    $   1,963,000
=============================================================================================================


6.       Subsequent Event

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. ("Shopclue.com") in exchange for
1.030 million shares of the Company's common stock. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an online presence rapidly and inexpensively using Shopclue.com's software. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com has more than 30 employees and is headquartered in Armonk, New York. Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and vice-chairman, developed the Shopclue.com concept and will continue to serve as Shopclue.com's president under an employment agreement having significant earn-up provisions.

         On July 27, 2000, the Company acquired a minority equity interest in Bizchase.com, Inc. ("Bizchase.com") from Trinity. Bizchase.com will be included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Bizchase.com's preferred stock that gives the Company the right to elect a majority of the Bizchase.com board of directors. Bizchase.com is a software development company that provides comprehensive solutions for the online needs of businesses. Bizchase.com's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement.


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


Results of Operations

         As more fully disclosed in the footnotes to the unaudited interim financial statements, The Finx Group has five identifiable business segments. The operations of each of the business segments is discussed separately as follows:

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

         Sequential's revenues increased $288,000,or 90%, from $320,000 for the three months ended June 30, 1999 (the "1999 2nd Quarter") to $608,000 for the three months ended June 30, 2000 (the "2000 2nd Quarter"). Sequential's 2000 2nd Quarter gross profit was $279,000, or 46% of sales. Sequential's 1999 2nd Quarter gross profit was $133,000, or 42% of sales. Sequential's revenues increased $464,000,or 59%, from $788,000 for the six months ended June 30, 1999 (the "1999 Six Month Period") to $1,252,000 for the six months ended June 30, 2000 (the "2000 Six Month Period"). Sequential's 2000 Six Month Period gross profit was $631,000, or 50% of sales. Sequential's 1999 Six Month Period gross profit was $317,000, or 40% of sales. During the 2000 Six Month Period a significant portion of Sequential's revenue was generated on a defense contract that had a gross margin rate of approximately 50%. As a result, Sequential's gross profits, as a percentage of revenue, for the 2000 comparative periods increased significantly when compared to the 1999 comparative periods.

         Sequential's selling, general and administrative expenses decreased $213,000, or 84%, from $254,000 for the 1999 2nd Quarter to $41,000 for the 2000
2nd Quarter. $135,000 of such decrease resulted from cost containment efforts by management. The remaining $78,000 decrease comprises a write-off of previously accrued expenses for which Sequential believes it will not have to pay. Sequential's selling, general and administrative expenses decreased $302,000, or 55%, from $550,000 for the 1999 Six Month Period to $248,000 for the 2000 Six Month Period. $224,000 of such decrease resulted from cost containment efforts by management. The remaining $78,000 reduction relates to the aforementioned accrued expense write-offs.

         As a result of the above, Sequential's operating income increased by $359,000, or 297%, from an operating loss of $121,000 for the 1999 2nd Quarter to operating income of $238,000 for the 2000 2nd Quarter. Sequential's operating income increased by $616,000, or 264%, from an operating loss of $233,000 for the 1999 Six Month Period to operating income of $383,000 for the 2000 Six Month Period.

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

         S-Tech's revenues for the 2000 2nd Quarter decreased $101,000,or 42%, from $238,000 for the 1999 2nd Quarter to $137,000 for the 2000 1st Quarter. S-Tech's 2000 2nd Quarter gross profit was $38,000, or 28% of sales. S-Tech' 1999 2nd Quarter gross profit was $81,000, or 34% of sales. S-Tech's revenues for the 2000 Six Month Period decreased $134,000,or 43%, from $315,000 for the 1999 Six Month Period to $181,000 for the 2000 1st Quarter. S-Tech's 2000 Six Month Period gross profit was $46,000, or 25% of sales. S-Tech's 1999 Six Month Period gross profit was $42,000, or 13% of sales. S-Tech's significantly lower margins, as a percentage of sales, for the 1999 Six Month Period is due primarily to the fact that during the 1999 1st Quarter, S-Tech incurred a negative gross profit of $38,000, or 49% of sales, as a result of non-variable overhead costs being allocated to a relatively minimal sales volume during such quarter.

         S-Tech's selling, general and administrative expenses remained relatively level when comparing both the 2nd Quarter and Six Month comparable periods. Selling, general and administrative costs approximated $79,000 and $75,000, respectively, for the 2000 and 1999 2nd Quarters and approximated $140,000 and $158,000, respectively, for the 2000 and 1999 Six Month Periods.

         As a result of the above, S-Tech's operating loss increased by $47,000, or 783%, from operating income of $6,000 for the 1999 2nd Quarter to an operating loss of $41,000 for the 2000 2nd Quarter. S-Tech's operating loss decreased by $22,000, or 19%, from $116,000 for the 1999 Six Month Period to $94,000 for the 2000 Six Month Period.

Fingerprint Identification Technologies

         The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by The Finx Group. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. On July 24, 2000, FMX delivered its fingerprint scanning device to the U.S. State Department in Washington, D.C. for evaluation for varied applications within the State Department including providing access control to the secured portal delivered by its sister company, SPS, to the State Department on the same date.

         FMX did not have revenues or gross profits for the 2000 and 1999 2nd Quarters or for the 2000 and 1999 Six Month Periods and as such, FMX's operating losses for such periods consisted entirely of its operating expenses. FMX had no activity or expenses during the 1999 2nd Quarter and the 1999 Six Month Period. FMX incurred general and administrative expenses of $55,000 for the 2000 2nd Quarter and $106,000 for the 2000 Six Month Period. FMX had nominal activity in 1998 and the first part of 1999 due to a lack of funding. During the later part of 1999 and during the 2000 1st and 2nd Quarters, the development activity increased as a result of funding received from Trinity.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of SPS, which is a newly created subsidiary formed in 1999 for the purpose of entering into an exclusive distribution agreement with GIL Security Systems, Inc. pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL (the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2009. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems. The Security Systems are currently in use in at various locations, including the new American Airlines Terminal in Dallas, United Airlines at O'Hare Airport in Chicago and the Port Authority Newark Airport; Citicorp Computer Data Center (Ft. Lee, N.J.) and Rikers Island Detention Center in New York. Further, on July 24, 2000, SPS delivered its ultra secure unattended portal to the U.S. State Department in Washington, D.C. for evaluation. SPS incurred general and administrative expenses, and therefore net operating losses, of $22,000 and $88,000, respectively, for the 2000 2nd Quarter and the 2000 Six Month Period.

Internet Viral Marketing

         The Internet Viral Marketing segment comprises the activities of Starnet365.com, which is a newly created subsidiary formed in 2000. Starnet365.com is a development stage company and is nearing its pre-launch stage for its web site. Starnet365.com combines the power of network marketing, the power of the Internet and extensive marketing tools, coined "Viral Marketing" by Starnet365.com. Starnet365.com enables individuals to own their own online E-Commerce website rapidly and inexpensively, utilizing Starnet365.com's software and Internet expertise. Starnet365.com incurred general and administrative expenses, and therefore a net operating loss of $80,000 for the 2000 2nd Quarter and the 2000 Six Month Period.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. As a result of the SES Merger and its treatment as a reverse acquisition, all of the activities of The Finx Group prior to the April 28, 1999 SES Merger were recapitalized into equity and are not reflected in the results of operations. As a result, the holding company had no general and administrative expenses, and therefore no operating loss for the 1999 1st Quarter. The holding's company's general and administrative expense for the 2000 and 1999 2nd Quarters was $349,000 and $4,000, respectively, and for the 2000 and 1999 Six Month Periods was $684,000 and $4,000, respectively. As of June 30, 2000, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $400,000 for unpaid salaries of which $200,000 was accrued as of December 31, 1999 and $100,000 and $200,000,respectively, is included in the 2000 2nd Quarter and 2000 Six Month Period corporate costs. Other significant corporate costs for the 2000 2nd Quarter and the 2000 Six Month Period include audit fees, consulting fees, legal and professional fees and public relation costs.

Non Cash Stock Option Expense

         The Company granted an aggregate of 737,500 non employee stock options, which, using the Black-Scholes option valuation formula, had a value of $1.766 million, which was recorded as an operating expense for the 2000 2nd Quarter and the 2000 Six Month Period.

Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         The interest and maintenance fees on the on the revolving line of credit amounted to $59,000 and $40,000, respectively for the 2000 and 1999 2nd Quarters and $98,000 and $80,000, respectively, for the 2000 and 1999 Six Month Periods. Pursuant to an amended revolving line of credit agreement between Sequential and FINOVA Capital Corporation (the "FINOVA Line of Credit"), Sequential is eligible to receive advances on up to 80% of its eligible accounts receivable to a maximum of $400,000. The FINOVA Line of Credit requires payment of a 1% annual facility fee and a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. The term of the FINOVA Line of Credit has an expiration date of July 31, 2000 but was extended to July 31, 2001 as a result of an automatic extension provision whereby the agreement is automatically extended for one year terms unless either party gives 30 days prior notice of intent to not extend the agreement. Trinity has guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of $522,500 on which Trinity receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. As of June 30, 2000, Sequential had received over advances on the FINOVA Line of Credit in the amount of $305,000.

Interest Expense, Related Parties

         The Company incurs interest expense on loans and advances received from Trinity. The interest expense incurred on the loans and advances from Trinity was $74,000 and $21,000, respectively, for the 2000 and 1999 2nd Quarters and $131,000 and $21,000, respectively, for the 2000 and 1999 Six Month Periods. As of June 30, 2000, the Company owes Trinity in the aggregate approximately $2.346 million of which all but approximately $36,000 bears interest at 9%.

Extraordinary Loss

         On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares are convertible into 471,381 common shares of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.077 million, resulting in $429,000 of expense from issuance of the stock. Effective June 30, 2000, all of such Series A Preferred Shares were converted into common stock.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $2.208 million, or $1.05 per common share, for the 2000 2nd Quarter and $609,000, or $.36 per common share for the 1999 2nd Quarter and incurred a consolidated net loss of $2.545 million, or $1.30 per common share, for the 2000 Six Month Period and $883,000, or $.67 per common share for the 1999 Six Month Period.

Financial Condition - Liquidity and Capital Resources

         As of June 30, 2000 the Company had a working capital deficiency of $3.308 million. Approximately $2.746 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $400,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $2.346 million owed to Trinity, its controlling stockholder, for loans and advances made to fund the operations of the Company.

         During the 2000 Six Month Period, the Company used $567,000 for operating activities, used $61,000 for investing activities and generated $571,000 from financing activities. As of June 30, 2000, Sequential and S-Tech are delinquent on payment of payroll taxes approximating $241,000. The Company has issued its capital stock in order to make its recent acquisitions and is pursuing various financing sources with which to fund future operating activities.

         As of June 30, 2000, the Company has a working capital deficiency of $3.308 million and a capital deficiency of $2.994 million. During the current interim period and for all of 1999 and 1998, the Company has relied on financial support from its controlling stockholder, The Trinity Group, Inc. ("Trinity"). Management is currently seeking additional financing; however no assurances can be made that such financing will be obtained. The continuation of the Company as a going concern is dependent upon the ability of Trinity to continue to provide financing, and or, to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.


PART II OTHER INFORMATION

Item 5. Other Information

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. ("Shopclue.com") in exchange for
1.030 million shares of the Company's common stock. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an online presence rapidly and inexpensively using Shopclue.com's software. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com has more than 30 employees and is headquartered in Armonk, New York. Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and vice-chairman, developed the Shopclue.com concept and will continue to serve as Shopclue.com's president under an employment agreement having significant earn-up provisions.

         On July 27, 2000, the Company acquired a minority equity interest in Bizchase.com, Inc. ("Bizchase.com") from Trinity. Bizchase.com will be included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Bizchase.com's preferred stock that gives the Company the right to elect a majority of the Bizchase.com board of directors. Bizchase.com is a software development company that provides comprehensive solutions for the online needs of businesses. Bizchase.com's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         (27)     Financial Data Schedule.(1)
         (99.1)   Purchase agreement to acquire a controlling interest in
                   Shopclue.com, Inc.

(1) Filed only with the SEC in electronic format.

(b)      Reports on Form 8-K

         Current report on Form 8-K reporting under Item 4 the change in the Company's certifying accountant.


                         .............................

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE FINX GROUP, INC.

/S/______________    Chief Executive Officer and Director        August 10, 2000
Lewis S. Schiller    (Principal Executive and Accounting Officer)