Form 10QSB/A
period 2000-06-30
FINX GROUP INC
filed 2000-08-15
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

                                  Amendment No. 1

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

Purpose of Amendment:

         To attach Exhibit 99.1, omitted from the original filing.

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

                              THE FINX GROUP, INC.

/S/______________    Chief Executive Officer and Director        August 10, 2000
Lewis S. Schiller    (Principal Executive and Accounting Officer)

Exhibit 99.1


                      AGREEMENT AND PLAN OF REORGANIZATION

         AGREEMENT AND PLAN OF REORGANIZATION dated this 20th day of July, 2000 by and among THE FINX GROUP, INC., a Delaware corporation with offices at 249 N. Saw Mill River Road, Elmsford, NY 10523 ("FINX"), SHOPCLUE.COM, INC., a Delaware corporation with offices at 84 Business Park Drive, Suite 202, Armonk, New York 10504 ("ShopClue"), BLAKE SCHILLER, an individual residing at 95 High Street, Armonk, New York 10504 ("B. Schiller"), LEWIS S. SCHILLER, an individual residing at 21634 Club Villa Terrace, Boca Raton, Florida 33433 ("L. Schiller"), CAROL SCHILLER, an individual residing at One Butler Road, Scarsdale, New York 10583 ("C. Schiller"), DOUGLAS SCHILLER, an individual residing at 9206 Monte Mar Drive, Los Angeles, California 90035 ("D. Schiller"), GRAZYNA B. WNUK, an individual residing at 21634 Club Villa Terrace, Boca Raton, Florida 33433 ("G. Wnuk"), and LINDA SCHILLER EGLES, an individual residing at 153 Green Ridge Road, White Plains, New York 10605 ("L. Egles") (B. Schiller, L. Schiller, C. Schiller, D. Schiller, G. Wnuk, and L. Egles hereinafter collectively referred to as the "Stockholders").

                              W I T N E S S E T H :

         WHEREAS, the Stockholders are the owners of the number of issued and outstanding shares of common stock, $.01 par value per share, of ShopClue (the "ShopClue Common Stock") set forth opposite their names on Exhibit A thereto; and

         WHEREAS, the Stockholders desire to exchange a portion of the shares of ShopClue Common Stock owned by each of them for shares of the common stock, $.01 par value per share, of FINX (the "FINX Common Stock"); and

         WHEREAS, FINX desires to acquire such shares of the ShopClue Common Stock owned by the Stockholders in a tax-free exchange for shares of FINX Common Stock; and

         WHEREAS, in order to carry out the foregoing objectives, the parties hereto desire to enter into and adopt this Agreement and Plan of Reorganization, all on and subject to the terms and conditions set forth herein;

         NOW, THEREFORE, in consideration of the mutual covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.       Exchange.

         1.1._ On the Closing Date (hereinafter defined), each of the Stockholders hereby agrees to sell, transfer and assign to FINX the shares of ShopClue Common Stock owned by them and set forth opposite their names on Exhibit A hereto. In consideration for such sale, transfer and assignment of such shares of ShopClue Common Stock, FINX hereby agrees to issue an aggregate of 1,000,030 shares of FINX Common Stock (the "FINX Shares") for an aggregate of 800,000 shares of the ShopClue Common Stock owned by the Stockholders (the "ShopClue Shares"), except as to G. Wnuk and L. Schiller as provided in subparagraph 1.2 hereof. Set forth on Exhibit A opposite the names of each Stockholder is the number of FINX Shares to be received by each of the Stockholders on the Closing Date in exchange for the shares of ShopClue Common Stock owned by each of such Stockholders. Also set forth on Exhibit A opposite the names of each Stockholder is the number of shares of ShopClue Common Stock which will be owned by each such Stockholder on the Closing Date upon and subject to the consummation of the aforementioned exchange.

         1.2._ Notwithstanding the provisions of subparagraph 1.1 above, or any other provision of this Agreement to the contrary, G. Wnuk and L. Schiller hereby waive any and all right and entitlement which either of them have with respect to receiving any FINX Shares from FINX on the Closing Date in exchange for the shares of ShopClue Common Stock owned by them.

         1.3._ On the Closing Date, FINX will execute and deliver to each of the Stockholders (other than G. Wnuk and L. Schiller) a Registration Rights Agreement in the form annexed hereto as Exhibit B pursuant to which each such Stockholder will be granted "piggyback" registration rights with respect to the shares of FINX Common Stock that are issued to each such Stockholder on the Closing Date.

2.       Right to Receive Additional Shares of ShopClue.

         2.1. ShopClue hereby agrees to issue to B. Schiller upon either or both of the following occurrences the following additional shares of ShopClue Common Stock (the "Additional Shares") without any payment to ShopClue therefor:

              (1) 520,000 shares at such time as ShopClue's website is operational. For purposes hereof, such website shall be deemed "operational" at such time as all security features have been installed and are in effect and all software enabling e-commerce transactions to be completed is installed and operational and when consumers are thereafter actually purchasing products from merchants on such website and ShopClue is billing and collecting transaction processing fees from merchants; and

                  (b) 520,000 shares at such time as ShopClue's gross revenues exceed an aggregate of
$100,000.

         2.2. The number of Additional Shares provided for in subparagraph 2.1 shall be subject to adjustment to reflect any stock splits, stock dividends, consolidations, reclassifications and other similar transactions affecting the outstanding shares of ShopClue's Common Stock which occur prior to the issuance of the Additional Shares.

3.       Management of ShopClue.

         3.1. On the Closing Date, the board of directors of ShopClue shall consist of B. Schiller, Jeffrey Garnett, Leonard Jaffe, L. Schiller and three designees of FINX and B. Schiller will be the President, L. Schiller will be the Chairman of the Board and Chief Executive Officer, Jeffrey Garnett will be the Chief Operating Officer and Leonard Jaffe will be the Chief Technical Officer of ShopClue.

         3.2. On the Closing Date, ShopClue will issue and deliver to FINX a stock certificate for 1,000 shares of its Series A Preferred Stock, a copy of the Certificate of Designation of which is annexed hereto as Exhibit D.

         3.3. Within thirty (30) days after the Closing Date, ShopClue and FINX will execute the FINX Management Agreement (hereinafter defined) and ShopClue and The Trinity Group, Inc. ("Trinity") will execute the Trinity Management Agreement (hereinafter defined) in both instances as hereinafter provided in Paragraph 8 hereof.

         3.4. Within thirty (30) days after the Closing Date, ShopClue and Carol Schiller will enter into the Partnership Agreement (hereinafter defined).

4. Representations and Warranties of FINX. FINX hereby warrants to ShopClue and the Stockholders as follows:

         4.1. FINX is a corporation, duly organized, validly existing, and in good standing under the laws of the State of Delaware and has all requisite power and authority to own or lease its properties and carry on its business as now conducted.

         4.2. All action on the part of FINX necessary for the authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, has been properly taken and obtained by it and this Agreement constitutes a valid and legally binding obligation of FINX enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

         4.3. There is no action, suit, proceeding, or investigation pending or, to the knowledge of FINX, threatened against FINX which in any way relates to the validity of this Agreement or the right of FINX to enter into or consummate this Agreement and the transactions contemplated hereby.

         4.4. The authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not result in any violation or be in conflict with or constitute, with or without the passage of time or giving of notice, a default under FINX's Certificate of Incorporation or By-Laws or any instrument, judgment, order, writ, decree or agreement to which FINX is a party or by which it is bound.

         4.5. No consent, approval, order, authorization, registration, qualification, license, permit, designation or declaration of, or other filing with or notification to, any foreign and/or domestic federal, state or local governmental authority or agency or any third party is required in connection with the authorization, execution, delivery and performance of this Agreement, except for any filings with the Securities and Exchange Commission which are required under applicable law.

         4.6. All of the FINX Shares will, when issued on the Closing Date, be duly authorized, validly issued, fully paid and non-assessable shares of FINX Common Stock. FINX is authorized to issue 50,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, par value $.01 per share, of which there are an aggregate of 10,497,855 shares of such common stock and 1,000 shares of Series A 4% Preferred Stock issued and outstanding on the date hereof.

         4.7. FINX will, on the Closing Date, issue and deliver the FINX Shares to the Stockholders, free and clear of all liens, claims and encumbrances.

         4.8. FINX understands and acknowledges that the ShopClue Shares to be sold, transferred and assigned to it hereunder have not been and will not be registered under the Securities Act and are being issued and delivered hereunder pursuant to an exemption from the registration requirements of Section 5 of the Securities Act inasmuch as the issuance of such shares involves a transaction by an issuer not involving a public offering and that reliance upon such exemption is predicated in part upon the following representations and warranties of FINX:

              A. FINX is acquiring the ShopClue Shares for investment purposes only, for its own account, and not for, with any view to, or in connection with any distribution or public offering thereof within the meaning of the Securities Act.

              B. FINX understands that the ShopClue Shares have not been registered under the Securities Act or any state securities law by reason of their issuance in a transaction which is exempt from the registration requirements of the Securities Act and such laws and the ShopClue Shares must be held indefinitely unless they are subsequently registered under the Securities Act and such laws or a subsequent disposition thereof is exempt from registration under the applicable provisions of the Securities Act and such laws.

              C. FINX has sufficient knowledge and expertise in business and financial matters so as to enable it to analyze and evaluate the merits and risks of the investment contemplated hereby and is able to bear the economic risk of such investment, including a complete loss of its investment in the ShopClue Shares.

              D. FINX acknowledges that it has made detailed inquiry concerning ShopClue and its business and that the officers of ShopClue have made available to FINX any and all written information which it has requested and have answered to FINX's satisfaction all inquiries made by FINX.

              E. The transactions provided for in this Agreement with respect to the ShopClue Shares are not part of any pre-existing plan or arrangement for, and there is no agreement or other understanding with respect to, the distribution by FINX of any of the ShopClue Shares.

         4.9. FINX has no obligation or commitment to, and has no agreement or understanding with, any broker or finder in connection with the transactions contemplated by this Agreement.

         4.10. Except as set forth in this Section 4 or as otherwise expressly provided elsewhere in this Agreement, FINX has made no other representations or warranties to the Stockholders in connection with this Agreement or the transactions contemplated by this Agreement. FINX also acknowledges that no representation has been made to it by ShopClue or the Stockholders as to the future financial condition or results of operations of ShopClue and no assurance has been given that ShopClue can or will ever operate profitably.

5. Representations and Warranties of ShopClue and the Stockholders. ShopClue and the Stockholders hereby warrant and represent to FINX as follows:

         5.1. ShopClue is a corporation, duly organized, validly existing, and in good standing under the laws of the State of Delaware and has all requisite power and authority to own or lease its properties and carry on its business as now conducted.

         5.2. All action on the part of ShopClue and the Stockholders necessary for the authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, has been properly taken and obtained by it and them and this Agreement constitutes a valid and legally binding obligation of ShopClue and the Stockholders enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

         5.3. There is no action, suit, proceeding, or investigation pending or, to the knowledge of ShopClue or the Stockholders, threatened against ShopClue or the Stockholders which in any way relates to the validity of this Agreement or the right of ShopClue or the Stockholders to enter into or consummate this Agreement and the transactions contemplated hereby.

         5.4. The authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not result in any violation or be in conflict with or constitute, with or without the passage of time or giving of notice, a default under ShopClue's Certificate of Incorporation or By-Laws or any instrument, judgment, order, writ, decree or agreement to which ShopClue or the Stockholders are a party or by which any of them are bound.

         5.5. No consent, approval, order, authorization, registration, qualification, license, permit, designation or declaration of, or other filing with or notification to, any foreign and/or domestic federal, state or local governmental authority or agency or any third party is required in connection with the authorization, execution, delivery and performance of this Agreement.

         5.6. All of the ShopClue Shares will, when delivered on the Closing Date, be duly authorized, validly issued, fully paid and non-assessable shares of ShopClue's Common Stock. ShopClue is authorized to issue 25,000,000 shares of common stock, par value $.01 per share, and 1,000,000 shares of preferred stock, par value $.01 per share, of which there are an aggregate of 1,000,000 shares of such common stock and no shares of such preferred stock issued and outstanding on the date hereof.

         5.7. The Stockholders will, on the Closing Date, sell, transfer and assign to FINX the ShopClue Shares, free and clear of all liens, claims and encumbrances.

         5.8. Each of the Stockholders understands and acknowledges that the FINX Shares to be issued and delivered to them hereunder have not been and will not be registered under the Securities Act and are being issued and delivered hereunder pursuant to an exemption from the registration requirements of Section 5 of the Securities Act inasmuch as the issuance of the FINX Shares involves a transaction by an issuer not involving a public offering and that reliance upon such exemption is predicated in part upon the following representations and warranties of the Stockholders:

              A. The Stockholders are acquiring the FINX Shares for investment purposes only, for their own account, and not for, with any view to, or in connection with any distribution or public offering thereof within the meaning of the Securities Act.

              B. Each of the Stockholders understands that the FINX Shares have not been registered under the Securities Act or any state securities law by reason of their issuance in a transaction which is exempt from the registration requirements of the Securities Act and such laws and the FINX Shares must be held indefinitely unless they are subsequently registered under the Securities Act and such laws or a subsequent disposition thereof is exempt from registration under the applicable provisions of the Securities Act and such laws.

              C. Each of the Stockholders have sufficient knowledge and expertise in business and financial matters so as to enable them to analyze and evaluate the merits and risks of the investment contemplated hereby and is able to bear the economic risk of such investment, including a complete loss of their investment in the FINX Shares.

              D. Each of the Stockholders acknowledges that he or she has made detailed inquiry concerning FINX and its business and that the officers of FINX have made available to each of the Stockholders any and all written information which they have requested and have answered to each of the Stockholder's satisfaction all inquiries made by the Stockholders.

              E. The transactions provided for in this Agreement with respect to the FINX Shares are not part of any pre-existing plan or arrangement for, and there is no agreement or other understanding with respect to, the distribution by the Stockholders of any of the FINX Shares.

         5.9. Neither ShopClue nor the Stockholders has any obligation or commitment to, and has no agreement or understanding with, any broker or finder in connection with the transactions contemplated by this Agreement.

         5.10. Except as set forth in this Paragraph 5 or as otherwise expressly provided elsewhere in this Agreement, neither ShopClue nor any of the Stockholders has made any other representations or warranties to FINX in connection with this Agreement or the transactions contemplated by this Agreement. ShopClue and each of the Stockholders also acknowledge that no representation has been made to them by FINX as to the future financial condition or results of operations of FINX and no assurance has been given that FINX can or will ever operate profitably.

6. Certificate Legends. The certificates for the ShopClue Shares and the FINX Shares will, when delivered on the Closing Date, contain the following legends:

                  "The shares of ________ stock evidenced by this certificate have been purchased for investment and may not be sold or otherwise transferred unless there is delivered to the Company an opinion of counsel satisfactory to the Company that either such shares of __________ have been registered under the Securities Act of 1933, as amended (the "Act"), and there is in effect a current prospectus meeting the requirements of subsection 10(a) of the Act which will be delivered to the purchaser or transferee of such shares at or prior to the time of delivery of such shares for sale or transfer or such shares may be sold without violating Section 5 of the Act."

7. Executive Employment Agreement. Within thirty (30) days after the Closing Date, ShopClue will enter into an Executive Employment Agreement with B. Schiller (the "Employment Agreement"), which will provide for, among other things:

         (1) The engagement of B. Schiller as the President of ShopClue pursuant to which B. Schiller will render all of his time and efforts to the performance of his services thereunder;

         (2) A term of ten (10) years (the "Term");

         (3) A base salary of One Hundred Fifty Six Thousand Dollars ($156,000) for each of the first three years of the Term (subject to increase to Two Hundred Thousand Dollars ($200,000) at such time as ShopClue's aggregate gross revenues exceed $200,000), Two Hundred Fifty Thousand Dollars ($250,000) for each of the next three years of the Term and Three Hundred Seventy Five Thousand ($375,000) for each of the last four years of the Term, all of which shall be payable monthly, in arrears, and subject to a cost of living increase on a year to year basis commencing with the second year of the Term;

         (4) An annual bonus in an amount equal to 20% of the net pre-tax income of ShopClue, which bonus shall be payable within ninety (90) days after the end of each year during the Term;

         (5) Reimbursement of all ordinary and necessary business expenses incurred in connection with the performance of B. Schiller's services;

         (6) Customary fringe benefits, including medical and dental insurance, life insurance and disability insurance;

         (7) A restrictive covenant precluding B. Schiller from rendering services to competitors of ShopClue in any state in which ShopClue is then doing business during the Term and for a period of one (1) year after the expiration or earlier termination thereof (except for any termination of such agreement as a result of a breach by ShopClue);

         (8) Severance compensation in an amount equal to the greater of ten times B. Schiller's then base salary or five times B. Schiller's base salary and bonus in the immediately preceding year in the event of the sale of all or substantially all of the assets of ShopClue or the sale or transfer to a third party (other than FINX or Trinity) of more than 50% of the outstanding shares of common stock of ShopClue; (1)

         (9) The right to approve any hiring or firing of any employee, consultant or agent of ShopClue or any supplier thereto in instances where the amount involved is material,

         (10) A key man life insurance policy in the face amount of $2,500,000 with ShopClue as the beneficiary and a life insurance policy in the face amount of $2,500,000 with B. Schiller (or his designees) as the beneficiary.

8.       Management Agreements; Consulting Agreement.

         (1) Within thirty (30) days after the Closing Date, ShopClue will enter into a management agreement with FINX (the "FINX Management Agreement") which will provide for, among other things:

         1. Management services to be provided by FINX consisting of general management and financial support of ShopClue's activities (including assistance from FINX's executive officers, financial personnel and legal counsel) and advisory and support services with respect to ShopClue's marketing activities for a period of ten (10) years (subject to mutually agreed upon renewals);

         2. A management fee payable to FINX in the amount of $15,000 per month and a contingent annual bonus of 10% of the net pre-tax profit of ShopClue, up to an annual maximum of $1,250,000, such 10% fee to be payable to FINX on terms specified therein.

         (1) Within thirty (30) days after the Closing Date, ShopClue will enter into a management agreement with The Trinity Group, Inc. ("Trinity"), which agreement (the "Trinity Management Agreement") will provide for, among other things:

3. Management services to be provided by Trinity consisting of general management and other support services as specified therein, for a period of ten
(10) years (subject to mutually agreed upon renewals);

4. An annual contingent management fee payable to Trinity in an amount equal to 10% of the net pre-tax profit of ShopClue, up to an annual maximum of $1,250,000, such fee to be payable to Trinity on terms specified therein.

         (c) Within thirty (30) days after the Closing Date, ShopClue will enter into a partnership agreement with C. Schiller (the "Partnership Agreement"), which agreement will provide for, among other things, C. Schiller to receive, for a period of ten (10) years (subject to mutually agreed upon renewals), an annual interest in 10% of the net pre-tax profit of ShopClue, up to an annual maximum of $1,250,000, such amount to be payable to C. Schiller on terms specified therein.

9.       Outstanding Indebtedness; Contingent Liabilities.

         9.1. Set forth on Exhibit C hereto is a list of amounts due to certain creditors of ShopClue as of June 30, 2000, each of which will receive from ShopClue within thirty (30) days after the Closing Date, ShopClue's promissory note in a principal amount equal to the amount of the indebtedness set forth opposite each creditor's name on such Exhibit (plus all amounts loaned or advanced to ShopClue by such creditors subsequent to June 30, 2000). All principal and accrued interest on each such note shall be payable on the earlier of two years from the Closing Date or the date, if any, on which ShopClue receives net proceeds from any private placement or public offering of its securities but only to the extent of an aggregate of 22.5% of such proceeds with respect to all of such notes (if less than all of such notes are outstanding at the time of ShopClue's receipt of any such proceeds, the aforementioned 22.5% will be allocated equally among the number of the then outstanding notes). Each of such notes shall bear interest at the rate of 9% per annum. All principal and accrued interest on such notes shall be mandatorily prepayable from such proceeds of any such private placement or public offering and from a mutually agreeable percentage of ShopClue's net cash flow as defined and otherwise provided in such notes.

         9.2. In addition to the promissory notes referred to in Section 9.1 above, each of such creditors will receive, within thirty (30) days after the Closing Date, a common stock purchase warrant of ShopClue (each a "Warrant"), granting the holder thereof the right to purchase up to such number of shares of ShopClue's common stock as shall be determined by dividing the amount of the promissory note of ShopClue referred to in Section 9.1 which is delivered to the holder by the Initial Offering Price (defined below), during a term of five years at an exercise price equal to one hundred twenty percent (120%) of any subsequent initial offering price of shares of ShopClue's common stock (the "Initial Offering Price"). Each such Warrant shall also grant the holder thereof customary "piggy-back" and demand registration rights with respect to the shares of common stock issued to such holder upon the exercise of such warrant.

         9.3. Also set forth on Exhibit C hereto is a list of certain contingent liabilities of ShopClue which have been guarantied by Trinity. Trinity will receive, within thirty (30) days after the Closing Date, a common stock purchase warrant of ShopClue (the "Trinity Warrant"), granting the holder thereof the right to purchase up to 393,803 shares of ShopClue's common stock during a term of five years at an exercise price of $1.60 per share. The Trinity Warrant shall also grant the holder thereof customary "piggy-back" and demand registration rights with respect to the shares of common stock issuable to such holder upon the exercise of such warrant. In the event that Trinity hereafter guaranties any other or additional obligation or indebtedness of ShopClue, Trinity will receive an additional common stock purchase warrant to purchase such number of shares of ShopClue's common stock as shall be determined by dividing the aggregate maximum amount of any such obligation or indebtedness by One Dollar ($1.00). Any such common stock purchase warrant shall otherwise be on the same terms as the Trinity Warrant.

10.      The Closing and Closing Documents.

         10.1. The closing of this transaction (the "Closing") will take place on July 25, 2000 hereof (the "Closing Date") at the offices of Widowski, Cassidy & Steinhart, LLC, 425 Madison Avenue, Suite 700, New York, New York 10017 or on such other date or place which FINX and the Stockholders may hereafter agree.

         10.2. On the Closing Date, the Stockholders will deliver to FINX:

                  (a) Certificates for an aggregate of 800,000 of the ShopClue Shares owned by them in the amounts with respect to each Stockholder set forth opposite their names on Exhibit A hereto, each of which certificates will be duly endorsed for transfer to FINX.

                  (b) A certificate for 1,000 shares of ShopClue's Series A Preferred Stock registered in the name of FINX.

                  (c) A Registration Rights Agreement to which FINX and each of the Stockholders is a party, executed by each of such Stockholders.

                  (d) A corporate resolution of ShopClue authorizing the transactions contemplated by this Agreement to the extent such transactions relate to ShopClue.

         10.3. On the Closing Date, FINX will deliver to the Stockholders:

                  (a) Certificates for an aggregate of 1,000,030 FINX Shares issued to each of the Stockholders in the amounts set forth opposite their names on Exhibit A hereto.

                  (b) A Registration Rights Agreement to which FINX and each of the Stockholders is a party, executed by FINX.

                  (c) A corporate resolution of FINX authorizing the transactions contemplated by this Agreement.

11. Public Announcements. There shall be no press release or other public announcement or disclosure of the transactions contemplated by this Agreement without the prior written consent of FINX. FINX shall be permitted to make any public announcement with respect to this Agreement or the transactions contemplated hereby to the extent required under applicable law or as otherwise determined to be necessary or appropriate by FINX.

12.      Miscellaneous.

         12.1. This Agreement constitutes the sole and entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, representations, warranties, statements, promises, information, arrangements and understandings, whether oral or written, express or implied, between the parties hereto with respect to the subject matter hereof, including that certain Term Sheet between FINX, WebMall.com, Inc. and B. Schiller dated January 25, 2000, and may not be changed or modified except by an instrument in writing signed by the party to be bound thereby. No course of conduct or dealing or trade usage or custom or course of performance by the parties hereto shall constitute or be relied upon as a modification, supplement, or waiver of any provision of this Agreement. This Agreement has been subject to the mutual consultation, negotiation and agreement of the parties hereto and shall not be construed for or against any party hereto on the basis of such party having drafted this Agreement.

         12.2. All notices, consents, requests, demands and other communications required or permitted to be given under this Agreement (the "Notices") shall be in writing and delivered personally, receipt acknowledged, or mailed by registered or certified mail, postage prepaid, return receipt requested and addressed to the parties hereto as follows (or to such other addresses as any of the parties hereto shall specify by notice given in accordance with this provision):

                           (a)      If to FINX:

                                    The FINX Group, Inc.
                                    249 N. Saw Mill River Road
                                    Elmsford, NY 10523
                                    Attn: Lewis S. Schiller, President

                                    with a copy to:

                                    Jerold K. Levien, Esq.
                                    Widowski Cassidy & Steinhart LLP
                                    425 Madison Avenue, Suite 700
                                    New York, NY 10017

                           (b)      If to ShopClue:

                                    ShopClue.com, Inc.
                                    84 Business Park Drive, Suite 202
                                    Armonk, New York 10504
                                    Attn: Blake Schiller, President

                           (c)      If to the Stockholders:

                                    Lewis S. Schiller
                                    21634 Club Villa Terrace
                                    Boca Raton, Florida 33433

All such Notices shall be deemed given when personally delivered as aforesaid, or, if mailed as aforesaid, on the third business day after the mailing thereof or on the day actually received, if earlier, except for a notice of a change of address which shall be effective only upon receipt.

         12.3. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Nothing contained in this Agreement is intended to confer upon any person or entity, any rights, benefits, obligations, remedies or liabilities under or by reason of this Agreement.

         12.4. No waiver of any provision of this Agreement or of any breach thereof shall be effective unless in writing and signed by the party to be bound thereby. The waiver by any party hereto of a breach of any provision of this Agreement, or of any representation, warranty, obligation or covenant in this Agreement by any other party hereto, shall not be construed as a waiver of any subsequent breach or of any other provision, representation, warranty, obligation or covenant of such other party, unless the instrument of waiver expressly so provides.

         12.5. This Agreement shall be governed by and construed in accordance with the laws of the State of New York with respect to contracts made and to be fully performed therein, without regard to the conflicts of laws principles thereof (except as to matters pertaining to the issuance, delivery and transferability of the ShopClue Shares and the FINX Shares which shall be governed by the applicable provisions of Federal and state securities laws), and shall be enforced exclusively in the federal or state courts located in the City, County and State of New York. ShopClue and FINX hereby waive any defense of forum non conveniens with respect to any action commenced in any such court.

         12.6. This Agreement shall not be assigned by ShopClue, FINX, or any of the Stockholders, without the prior consent of the non-assigning parties. Any assignment contrary to the terms hereof shall be null and void and will not confer any rights or benefits upon the assignee thereof.

          12.7. The parties hereto hereby agree that, at any time and from time to time after the date hereof upon the reasonable request of any other party hereto, they shall do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such further acts, deeds, assignments, transfers, conveyances, and assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

          12.8. Each party hereto represents and warrants to the other that it has been represented by counsel in connection with the negotiation, preparation, and consummation of this Agreement. Except as expressly provided in this Agreement, each of the parties hereto shall bear all of its respective costs and expenses which are incurred in connection with the negotiation, preparation, execution, consummation, performance and/or enforcement of this Agreement, including, without limitation, the fees and disbursements of their respective counsel, financial advisors and accountants. Notwithstanding the foregoing, in the event of any action or proceeding instituted by any party hereto to enforce the provisions of this Agreement, the party prevailing therein shall be entitled to reimbursement by the other breaching party of the legal costs and expenses incurred by the prevailing party in connection therewith.

         12.9. This Agreement may be executed in one or more counterparts, each of which, when executed and delivered, shall be deemed an original, but all of which when taken together, shall constitute one and the same instrument.

         12.10. The parties hereto each represent to the others that no person or entity acted as a broker or finder in connection with this transaction.

         12.11. The Paragraph headings used in this Agreement have been used for convenience of reference only and are not to be considered in construing or interpreting this Agreement.

         12.12. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision(s) shall be excluded from this Agreement and the balance of this Agreement shall remain in full force and effect.

         12.13. Unless expressly provided to the contrary, no remedy set forth in this Agreement is exclusive of any other available remedy or remedies, whether legal or equitable, but each remedy is cumulative and in addition to every other right or remedy provided under this Agreement or now or hereafter existing at law or in equity. Any party hereto may pursue its rights and remedies concurrently or in any sequence and no exercise of one right or remedy shall be deemed to be an election of remedies.

         12.14. Unless the context of this Agreement clearly requires otherwise, the plural includes the singular, the singular includes the plural, the part includes the whole, "including" is not limiting, and "or" has the inclusive meaning of the phrase "and/or". The words "hereof", "herein", "hereby", "hereunder" and other similar terms in this Agreement refer to this Agreement as a whole and not exclusively to any particular provision of this Agreement.


                        [SIGNATURES FOLLOW ON NEXT PAGE]

         IN WITNESS WHEREOF, the undersigned have signed this Agreement this 20th day of July, 2000.

WITNESS:                                    THE FINX GROUP, INC.


________________________            By:____________________________________
                                       Lewis S. Schiller
                                       Chief Executive Officer and
                                       Chairman of the Board
------------------------
Print Name

WITNESS:                                    SHOPCLUE.COM, INC.


                                    By:____________________________________
                                       Blake Schiller
                                       President
------------------------
Print Name

WITNESS:

-------------------------              -----------------------------
                                       Blake Schiller
-------------------------
Print Name

WITNESS:

-------------------------              -----------------------------
                                       Lewis S. Schiller
-------------------------
Print Name

WITNESS:

-------------------------              -----------------------------
                                       Carol Schiller
-------------------------
Print Name

WITNESS:

-------------------------              -----------------------------
                                       Douglas Schiller
-------------------------
Print Name

WITNESS:

-------------------------              -----------------------------
                                       Grazyna B. Wnuk
-------------------------
Print Name

WITNESS:

-------------------------              -----------------------------
                                       Linda Schiller Egles
-------------------------
Print Name

EXHIBIT A

Stockholder            Common Stock Owned     Common Stock to be Exchanged      FINX Shares   Common Stock after
-----------            ------------------     ----------------------------      -----------   ------------------

Blake Schiller             800,000                     640,000                    799,995            160,000

Lewis S. Schiller           45,625                      36,500                          0              9,125

Carol Schiller              79,375                      63,500                    100,055             15,875

Douglas Schiller            25,000                      20,000                     49,990              5,000

Grazyna Wnuk                25,000                      20,000                          0              5,000

Linda Schiller Egles        25,000                      20,000                     49,990              5,000
                            ------                      ------                     ------              -----

Total                    1,000,000                     800,000                  1,000,030            200,000

EXHIBIT B

                      FORM OF REGISTRATION RIGHTS AGREEMENT

         This Registration Rights Agreement, dated the ____ day of July, 2000, is made by and between THE FINX GROUP, INC., a Delaware corporation with offices at 249 N. Saw Mill River Road, Elmsford, NY 10523 (the "Company") and ___________, an individual residing at __________________ (the "Holder").

                              W I T N E S S E T H :

         WHEREAS, on July __, 2000, the Holder, the Company, ShopClue.com, Inc., and certain other individuals entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") pursuant to which the Holder received _______ shares of the Company's common stock (the "FINX Shares"); and

         WHEREAS, pursuant to the terms of the Reorganization Agreement, the Company agreed to grant the Holder certain registration rights with respect to the FINX Shares, in accordance with and subject to the terms and conditions hereinafter set forth in this Registration Rights Agreement (the "Agreement").

         NOW, THEREFORE, in consideration of the mutual covenants herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the undersigned do hereby agree as follows:

         1. Definitions. For the purposes of this Agreement, the following terms shall have the meanings set forth below:

                  (a) "Commission" shall mean the Securities and Exchange Commission.

                  (b) "Common Stock" shall mean the $.01 par value per share common stock of the Company.

                  (c) "Other Holders" shall mean all those persons or entities, other than the Holder, who or which own shares of the Common Stock for which registration rights have been granted by the Company.

                  (d) "Registrable Securities" shall mean the Shares (hereinafter defined) until such time as the Shares (i) are eligible for sale pursuant to Rule 144(k) of the Commission under the Securities Act (hereinafter defined), (ii) a Registration Statement (hereinafter defined) including all of the Shares shall have become effective under the Securities Act and all of such Registrable Securities shall have been disposed of in accordance with such Registration Statement, or (iii) have been publicly sold pursuant to Rule 144 or Rule 144A (or any successor provisions) under the Securities Act, or (iv) have been otherwise transferred and new certificates for such securities not bearing any legend restricting further transfers shall have been delivered by the Company to the Holder, and the subsequent public sale of such securities shall not require registration or qualification under the Securities Act or any state securities or "blue sky" laws then in effect, or (v) cease to be outstanding.

                  (e) "Registration Statement" shall mean any Registration Statement prepared and filed by the Company with the Commission pursuant to the terms of this Agreement.

                  (f) "Securities Act" shall mean the Securities Act of 1933, as amended.

                  (g) "Shares" shall mean the lesser of _______ shares of Common Stock received by the Holder pursuant to the Reorganization Agreement or the number of such shares owned by the Holder on the date of any Registration Notice (hereinafter defined).

         2.   Registration Rights.

                  2.1. If, at any time subsequent to the date hereof, the Company proposes to register any of its equity securities for its own account or for the account of any of the Other Holders in connection with a public offering under the Securities Act (other than in connection with a merger, consolidation, acquisition of stock or assets of another entity, securities to be offered to officers, directors, employees and consultants of the Company or securities registered pursuant to Form S-8 or S-4 or any subsequent similar or comparable form of Registration Statement or securities issued solely for or in connection with an employee benefit plan or securities offered for sale or sold pursuant to Regulation A under the Securities Act or any so-called "shelf-registration"), the Company will (subject to the provisions hereof) include the Registrable Securities in any such Registration Statement or, if such registration involves an underwritten public offering, the Company will request the managing underwriter or underwriters of such underwritten public offering to include the Registrable Shares in any such Registration Statement. The Company shall, at such time, give the holder written notice of its intention to do so and of the Holder's rights under this Section 2.1 (a "Registration Notice"), at least thirty (30) days prior to each such filing of any Registration Statement. Upon any written request of the Holder delivered to the Company within ten (10) days after giving such Registration Notice, which request shall specify the Registrable Securities intended to be included in such Registration Statement and disposed of by such Holder and the intended method of disposition thereof, the Company shall include such Registrable Securities in such Registration Statement and use its commercially reasonable best efforts to effect the registration under the Securities Act of all such Registrable Securities, provided, however, that:

                  (a) If, at any time after giving a Registration Notice and prior to the effective date of any Registration Statement filed by the Company with the Commission in connection therewith, the Company shall determine not to register or to withdraw or delay the registration of such Registrable Securities, for any reason at its sole discretion, the Company may give notice of such determination to the Holder and thereupon shall be relieved of its obligation to register any Registrable Securities in connection with such registration; and in the case of a determination by the Company to delay any such registration, the Company shall thereupon be permitted to delay registering any of such Registrable Securities for the same period as the delay in respect of any other securities being registered pursuant to such Registration Statement;

                  (b) If a registration pursuant to this Section 2.1 involves an underwritten public offering and the managing underwriter or underwriter in any such underwritten public offering shall advise the Company in writing that it has determined not to include all or any portion of the Registrable Securities requested by the Holder to be included in such Registration Statement, then such Registrable Securities shall be excluded from such Registration Statement; in case of an exclusion as to only a portion of such Registrable Securities, all shares of Common Stock owned by the Holder and the Other Holders for which registration has been requested shall be allocated among the Holder and the Other Holders in accordance with the provisions of subparagraph 2.2 hereof.

                  (c) If the Registrable Securities are proposed to be included in any Registration Statement in connection with an underwritten firm commitment public offering, the Holder must sell the Registrable Securities to the managing underwriter or underwriter on the same terms and conditions as apply to the Company or any Other Holder, as applicable, with any such differences, including any differences with respect to indemnification and liability insurance, as may be customary or appropriate under the circumstances.

                  (d) If the Registrable Securities are proposed to be included in any Registration Statement in connection with an underwritten public offering, the Holder shall have the right to withdraw its request to include such Registrable Securities therein by giving notice thereof to the Company at least three (3) days prior to the filing of any such Registration Statement.

                  2.2. If securities proposed to be offered for sale pursuant to any Registration Statement include securities owned by Other Holders and the total number of securities to be included therein by the Holder and such Other Holders is required to be reduced pursuant to a written request from any managing underwriter or underwriter, then the aggregate number of Registrable Securities to be included in such Registration Statement shall equal the number of Registrable Securities which bears the same ratio to the maximum number of securities that such managing underwriter or underwriter believes may be included for the Holder and the Other Holders as the original number of Registrable Securities proposed to be included therein by the Holder bears to the total original number of securities proposed to be included therein by the Holder and the Other Holders. In such event, the Company shall give the Holder prompt notice of the number of Registrable Securities to be included in such Registration Statement and the basis of the determination thereof.

                  2.3. The Company's obligations pursuant to this Section 2 shall be subject to and conditioned upon the Holder providing the Company in a timely manner with such information which the Company or any managing underwriter or underwriter may request in connection with a Registration Statement, including, but not limited to, information concerning the Holder, any underwriter or broker-dealer engaged by the Holder, the proposed manner of distribution of the Registrable Securities and any information requested by the Commission.

                  2.4. The Holder hereby agrees to cooperate with the Company in all respects in connection with this Agreement, including timely supplying all information reasonably requested by the Company and executing and returning all documents reasonably requested in connection with the registration and sale of the Registrable Securities.

                  2.5. The Company shall bear the entire cost and expense of any registration of Shares pursuant to this Section 2, including, without limitation, (i) all registration and filing fees of the Commission and any stock exchange or the National Association of Securities Dealers, Inc., (ii) all fees and expenses incurred in complying with all applicable securities or "blue sky" laws (including, if applicable, the fees and disbursements of counsel for the underwriter in connection therewith), (iii) printing expenses, and (iv) all fees and disbursements of Company counsel and accounting and audit fees and costs; provided, that the Holder shall bear the fees and costs of his, her or its own counsel and accountants, and all transfer taxes and all underwriting discounts or commissions applicable to the Registrable Securities sold by it pursuant thereto.

         3. Registration Procedures. In connection with the registration of any of the Registrable Securities in accordance with the terms of this Agreement, the Company shall (except as otherwise provided in this Agreement), as expeditiously as possible:

                  3.1. Prepare and file a Registration Statement with the Commission and use its commercially reasonable best efforts to cause such Registration Statement to become effective and remain effective until all of the Registrable Securities covered thereby are sold or become legally capable of being publicly sold without registration under the Securities Act.

                  3.2. Prepare and file with the Commission such amendments and supplements to such Registration Statement and any prospectus used in connection therewith as may be necessary to keep such Registration Statement effective and to comply with the provisions of the Securities Act with respect to the sale or other disposition of all Registrable Securities covered by such Registration Statement whenever the Holder shall desire to sell or otherwise dispose of the Registrable Securities (including prospectus supplements with respect to the sale of Registrable Securities from time to time in connection with a Registration Statement pursuant to Rule 415 of the Commission).

                  3.3. Furnish the Holder with such numbers of copies of a summary prospectus or other prospectus, including a preliminary prospectus or any amendment or supplement to any prospectus in conformity with the requirements of the Securities Act, and such other documents as the Holder may reasonably request in order to facilitate the public sale or other disposition of the Registrable Securities covered by and pursuant to such Registration Statement.

                  3.4. Use its commercially reasonable best efforts to register and qualify the Registrable Securities covered by any such Registration Statement under such other securities or "blue sky" laws of such jurisdictions as the Holder shall reasonably request and do any and all other acts and things which may be reasonably necessary or advisable to enable the Holder to consummate the public sale or other disposition of the Registrable Securities in such jurisdictions, except that the Company shall not, for any such purpose, be required to qualify to do business as a foreign corporation in any jurisdiction wherein it is not so qualified or to execute or file therein any general consent to service of process.

                  3.5. Notify the Holder, at any time when a prospectus relating to any such Registration Statement is required to be delivered under the Securities Act, of the happening of any event of which the Company has knowledge, as a result of which such prospectus, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing.

                  3.6 Take such other actions as shall be reasonably requested by the Holder to facilitate the registration and sale of the Registrable Securities covered by such Registration Statement, provided, however, that the Company shall not be obligated to take any actions not otherwise specifically required elsewhere herein which, in the aggregate, would cost the Company in excess of $5,000.

         4.   Indemnification.

                  4.1. The Company shall indemnify and hold harmless the Holder with respect to the Registrable Securities included in any Registration Statement pursuant to this Agreement and each officer, director, shareholder, and partner of such Holder, any underwriter (as defined in the Securities Act), who may purchase from or sell any Registrable Securities for the Holder pursuant to such Registration Statement, and each person, if any, who controls such underwriter within the meaning of the Securities Act (collectively, the "Holder Indemnitees") from and against any and all losses, claims, damages, liabilities, costs and expenses (including attorneys' fees) (the "Losses") caused by any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement or any prospectus included therein or any amendment or supplement thereto, or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading to which any Holder Indemnitee may become subject under the Securities Act, the Securities Exchange Act of 1934, as amended, or any other Federal or state laws, rules or regulations, at common law or otherwise, except insofar as such Losses are caused by any such untrue statement or alleged untrue statement or omission or alleged omission which is based upon information furnished or required to be furnished to the Company by any Holder Indemnitee expressly for use in preparing any Registration Statement. In connection with the Company's aforementioned indemnification obligation, the Company will reimburse, as incurred, the Holder Indemnitees for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such Loss.

                  4.2. The Holder shall indemnify and hold harmless the Company, its officers and directors, and each person, if any, who controls the Company within the meaning of the Securities Act, the Company's counsel, accountants, any managing underwriter or underwriter (and each person who controls the managing underwriter or the underwriter within the meaning of the Securities
Act), and each other person whose securities are being offered or sold pursuant to such Registration Statement (collectively, the "Company Indemnitees"), from and against any and all Losses caused by any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement or any prospectus included therein or any amendment or supplement thereto, or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading to which any of the Company Indemnitees may become subject under the Securities Act, the Securities Exchange Act of 1934, as amended, or any other Federal or state laws, rules or regulations, at common law or otherwise, insofar as such Losses are caused by any untrue statement or alleged untrue statement or omission or alleged omission which is based upon information furnished to the Company by any Holder Indemnitee expressly for use in preparing any Registration Statement.

                  4.3. If any action or claim shall be brought or asserted by a person or entity entitled to indemnification pursuant to subparagraphs 4.1 or
4.2 of this Agreement (an "Indemnified Party") against any person or entity who or which is responsible to provide indemnification thereunder (an "Indemnifying Party"), the Indemnified Party shall promptly notify the Indemnifying Party in writing, of all of the particulars with respect thereto, and the Indemnifying Party shall assume the defense of any action or proceeding relating thereto, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of all legal and other expenses of such defense. The failure of the Indemnified Party to so notify the Indemnifying Party will not relieve the Indemnifying Party of any liability for indemnification which it may have to the Indemnified Party hereunder, unless such failure materially prejudices the rights of the Indemnifying Party. The Indemnified Party shall have the right to employ separate counsel in any action or proceeding relating to a claim for indemnification hereunder and to participate in the defense thereof, but the fees and expenses of such counsel shall be borne by the Indemnified Party unless (a) the employment thereof has been specifically authorized by the Indemnifying Party, in writing, or (b) the Indemnifying Party has failed to assume the defense and employ counsel as provided herein, or (c) the named parties to any such action or proceeding (including any impleaded parties) include both an Indemnified Party and an Indemnifying Party, and in the judgment of the counsel for the Indemnifying Party or the Indemnified Party, it is advisable for the Indemnified Party or controlling person to be represented by separate counsel (in which case the Indemnifying Party shall not have the right to assume the defense of such action or proceeding on behalf of the Indemnified Party or such controlling person), it being understood, however, that the Indemnifying Party shall, in connection with any one such action or separate but substantially similar or related actions arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of only one separate firm of attorneys at any time in each jurisdiction for all indemnified parties (including the Holder and the Other Holders and whether pursuant to this Agreement or any other agreements granting registration rights), which firm shall be designated in writing by all such indemnified parties. The Indemnifying Party shall not be liable for any settlement of any such action or proceeding which is effected by an Indemnified Party without the written consent of the Indemnifying Party (which consent shall not be unreasonably withheld), but if settled with such written consent, or if there be a final judgment or decree for the plaintiff in any such action or proceeding by a court of competent jurisdiction and the time to appeal shall have expired or the last appeal shall have been denied, the Indemnifying Party agrees to indemnify and hold harmless the Indemnified Party from and against any loss or liability by reason of such settlement or judgment.

                  4.4. If the indemnification provided for in this Agreement is held by a court of competent jurisdiction to be unavailable to an Indemnified Party with respect to any Loss, then the Indemnifying Party, in lieu of indemnifying such Indemnified Party thereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Loss in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party, on the one hand and of the Indemnified Party, on the other hand, in connection with the matters which resulted in such Loss, as well as any other relevant equitable considerations. The relevant fault of the Indemnifying Party and the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission, or alleged omission to state a material fact relates to information supplied by the Indemnifying Party or by the Indemnified Party and the party's relative intent, knowledge, access to information and opportunity to correct or prevent such statements or omissions. Notwithstanding the foregoing, the amount that the Holder shall be obligated to contribute pursuant to this Agreement shall be limited to an amount equal to the proceeds received by the Holder from the Registrable Securities sold pursuant to the Registration Statement which gives rise to such obligation to contribute (less the aggregate amount of any damages which the Holder has otherwise been required to pay in respect of such
Loss).

Notwithstanding the foregoing, no person or entity who or which is found guilty of a fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution hereunder from any person who is not found guilty of any fraudulent misrepresentation.

                  4.5. The indemnification provided for by this Section 4 shall be a continuing right to indemnification and shall survive the registration and sale of any Registrable Securities pursuant to the Registration Statement which gave rise to the indemnification obligation hereunder by any person or entity entitled to indemnification hereunder and the expiration or termination of this Agreement.

         5. Assignment of Rights. The rights of the Holder to request the Company to register Registrable Securities pursuant to this Agreement may not be assigned by the Holder in the absence of the Company's prior written consent thereto.

         6.       Miscellaneous.

                  6.1. Sole and Entire Agreement. This Agreement represents the sole and entire agreement and understanding of the Company and the Holder with respect to the subject matter hereof and may not be modified or amended except by an instrument in writing signed by the party to be bound thereby.

                  6.2. Governing Law. This Agreement and the respective rights and obligations of the Company and the Holder hereunder shall be governed by and construed in accordance with the laws of the State of New York with respect to contracts made and to be fully performed therein and without regard to the principles of conflicts of laws thereof and shall be enforced solely in the Federal or state courts located in the City, County and State of New York.

                  6.3. Binding Effect. This Agreement shall be binding upon the Company and its successors and permitted assigns and shall inure to the benefit of the Holder and its successors and assigns.

                  6.4. Severability. If any provision of this Agreement is held to be invalid or unenforceable by a court of competent jurisdiction, the other provisions of this Agreement shall remain in full force and effect and shall be unaffected thereby and such invalid or unenforceable provision shall be deemed amended so as to be valid and enforceable to the greatest extent possible under applicable law.

                  6.5. No Waiver by Holder. The Holder shall not be deemed, by any act of omission or commission, to have waived any of his, her or its rights or remedies hereunder unless such waiver is in writing and signed by the Holder, and then only to the extent specifically set forth in any such writing. A waiver of one event shall not be construed as continuing or constitute a bar to or waiver of any right or remedy with respect to a subsequent event.

                  6.6. Further Assurances. The Holder hereby agrees that, at any time and from time to time after the date hereof, upon the reasonable request of the Company, it shall do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such further acts, deeds, assignments, transfers, conveyances, and assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

                  6.7. Notices. All notices, consents, requests, demands and other communications required or permitted to be given under this Agreement shall be in writing and delivered personally, receipt acknowledged, or mailed by registered or certified mail, postage prepaid, return receipt requested (or the international equivalent thereof), addressed to the parties hereto at their respective addresses set forth on the first page of this Agreement (or to such other address as either the Company or the Holder shall specify by notice given in accordance with this provision). All such notices, consents, requests, demands and other communications shall be deemed given when personally delivered, as aforesaid, or, if mailed as aforesaid, on the third business day after the mailing thereof or on the day actually received, if earlier, except for a notice of a change of address which shall be effective only upon receipt.

                  6.8. Inconsistencies. To the extent that there is any inconsistency between the provisions of this Agreement and the provisions of the Reorganization Agreement, the provisions of this Agreement shall control.

          IN WITNESS WHEREOF, the parties hereto, intending to be legally bound hereby, have caused this Agreement to be signed and dated the day and year above written.

                                         THE FINX GROUP, INC.


                                         By:_________________________________
                                            Lewis S. Schiller
                                            Chief Executive Officer



                                           ------------------------------------

                                           ------------------------------------
                                           Print Name

EXHIBIT C

                               SHOPCLUE CREDITORS

         Creditor                                        Amount
         --------                                        ------
Blake Schiller                                      $  35,338.96

The Trinity Group-I, Inc.                           $ 303,268.19

Universal International, Inc.                       $   6,045.00

Carol Schiller                                      $ 251,511.43


                             CONTINGENT LIABILITIES

Liability                                             Amount
---------                                             ------
Lease Agreement with 84 Business Park                $ 353,273
Associate (including renewals)

Dell Financial #0012128548003                        $  32,880

Dell Financial #0012128548002                        $    7,650
                                                      ---------

Total                                                $ 393,803

                                    EXHIBIT D

               STATEMENT OF THE POWERS, DESIGNATIONS, PREFERENCES,
              PRIVILEGES AND RIGHTS OF THE SERIES A PREFERRED STOCK
                              OF SHOPCLUE.COM, INC.

         ShopClue.com, Inc. (the "Corporation"), a corporation organized and existing under the General Corporation Law of the State of Delaware,

         DOES HEREBY CERTIFY:

         that, pursuant to the authority expressly contained in Article __ of its Certificate of Incorporation and in accordance with the provisions of
Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors of the Corporation, by written consent dated ___________, 2000, duly adopted the following Resolution, which Resolution remains in full force and effect on the date hereof:

         RESOLVED, that pursuant to the authority expressly granted to and invested in the Board of Directors of the Corporation in accordance with the provisions of its Certificate of Incorporation, a series of preferred stock of the Corporation be and hereby is established, consisting of 1,000 shares, $.01 par value per share, to be designated as the "Series A Preferred Stock" (hereinafter, the "Series A Preferred Stock"); that the Board of Directors be and hereby is authorized to issue such shares of Series A Preferred Stock from time to time and for such consideration and on such terms as the Board of Directors shall determine; and that, subject to the limitations provided by law, and by the Certificate of Incorporation of the Corporation, the powers, preferences and relative rights thereof shall be as follows:

         1. Designation and Number of Shares. The designation of this series of one thousand (1,000) shares of capital stock, par value $.01 per share, created by the Board of Directors of the Corporation pursuant to the authority granted to it by the Certificate of Incorporation of the Corporation is "Series A Preferred Stock," which is hereinafter referred to as the "Series A Preferred Stock." In the event that the Corporation does not issue the maximum number of shares of Series A Preferred Stock or in the event that the Corporation shall acquire (whether by purchase, redemption or otherwise) and cancel any shares of Series A Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series A Preferred Stock authorized, provided that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series A Preferred Stock then issued or reserved for issuance. The number of shares by which the Series A Preferred Stock is reduced shall have the status of authorized but unissued shares of preferred stock, without designation as to class or series until such stock is once more designated as part of a particular class or series by the Board of Directors.

         2. Dividend Rights. The Series A Preferred Stock has no dividend rights.

         3.       Voting Rights.

                  3.1. Except as otherwise required by law and the rights of any holders of any class or series of capital stock hereafter created by the Board of Directors pursuant to the Certificate of Incorporation of the Corporation, the holders of shares of Series A Preferred Stock shall vote as a class upon all matters upon which the holders of the Common Stock, $.01 par value, of the Corporation (the "Common Stock") shall have the right to vote.

                  3.2. In addition to the voting rights set forth in Paragraph
3.1 of this Statement of Designation, the holders of the Series A Preferred Stock shall have the right, voting as a single class, to elect (i) three directors if the number of directors is five or fewer directors, (ii) four directors if the number of directors is six or seven, and (iii) a majority of the directors if the number of directors is more than seven. For purposes of this Paragraph 3.2, the number of directors shall be the number of directors which constitutes the entire Board determined in the manner provided for in the By-Laws of the Corporation, regardless of whether the number of directors actually serving is less than the number that constitutes the entire Board.

                  3.3. In the event that, pursuant to applicable law, the holders of the Series A Preferred Stock are required to vote as a single class, separate and apart from the Common Stock, each holder of Series A Preferred Stock shall be entitled to one vote per share of Series A Preferred Stock on such matters.

                  3.4. The Corporation is not restricted from creating other classes or series of Preferred Stock which may be junior to, senior to or in parity with, the Series A Preferred Stock as to dividends and/or upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation without the consent of the holders of the Series A Preferred Stock.

                  3.5. The voting rights of the holders of the Series A Preferred Stock may be exercised either by written consent or at a special meeting of the holders of the shares of Series A Preferred Stock, called as hereinafter provided, or at any annual meeting of stockholders held for the purpose of electing directors. At any time during which the holders of the Series A Preferred Stock have voting rights with respect thereto, and if such rights shall not already have been exercised by written consent, a proper officer of the Corporation may call and, upon the written request, addressed to the Secretary of the Corporation, of the record holders of shares representing 25% of the voting power of the shares then outstanding of the Series A Preferred Stock, shall call a special meeting of the holders of the Series A Preferred Stock. Such meeting shall be held at the earliest practicable date upon the notice required for annual meeting of stockholders of the Corporation at the place for holding annual meetings of stockholders of the Corporation or, if none, at a place designated by the Board of Directors.

                  3.6. At any meeting held for the purpose of electing directors at which the holders of the Series A Preferred Stock shall have the right to elect directors as provided herein, the presence in person or by proxy of the holders of shares representing more than 50% in voting power of the then outstanding shares of Series A Preferred Stock having such right shall be required and shall be sufficient to constitute a quorum for such class for the election of directors by such class.

                  3.7. No consent of the holders of the Series A Preferred Stock shall be required for the creation of any indebtedness of any kind of the Corporation.

         4. Conversion. The Series A Preferred Stock is not convertible into Common Stock.

         5. Redemption. The Series A Preferred Stock is not redeemable by the Corporation.

         6.       Liquidation Rights.

                  6.1. In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive One Dollar ($1.00) per share before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to the Series A Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series A Preferred Stock as to such payment or distribution.

                  6.2. After payment of the preference set forth in Paragraph
6.1 of this Statement of Powers, Designations, Preferences, Privileges and Rights ("Statement of Designation"), the holders of the Series A Preferred Stock shall have no further rights on liquidation, dissolution or winding up.

                  6.3. The sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation shall be deemed a voluntary dissolution, liquidation or winding up of the Corporation for purposes of this Paragraph 6, except that the merger or consolidation of the Corporation into any other corporation or the sale by the Corporation of all or substantially all of its assets shall not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Paragraph 6 if either (i) the holders of all shares of Series A Preferred Stock outstanding upon the effectiveness of such merger or consolidation shall have the right, upon such effectiveness, to receive for each share of Series A Preferred Stock held by them upon such effectiveness, one share of preferred stock of the resulting or surviving corporation or purchaser or the parent of any such corporation, which shares shall have, to the extent practicable, voting rights and rights upon dissolution, liquidation or winding up reasonably equivalent to those of such shares of Series A Preferred Stock, or (ii) the merger, consolidation or sale or other transaction was approved by the holders of a majority of the shares of Series A Preferred Stock then outstanding either at a meeting of such stockholders or by a written consent in lieu of a meeting. Any merger in which the Corporation shall be the surviving corporation shall not be deemed a dissolution, liquidation or winding up of the Corporation for purposes of this Paragraph 6.

                  6.4. In the event that the assets of the Corporation available for distribution to the holders of shares of Series A Preferred Stock upon dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 6.1 of this Statement of Designation, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series A Preferred Stock upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series A Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

         7. Rank of Class or Series. For purposes of this Statement of Designation, any stock of any class or series of the Corporation shall be deemed to rank:

                  7.1. senior to shares of the Series A Preferred Stock, upon liquidation, dissolution or winding up, as the case may be, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Series A Preferred Stock;

                  7.2. junior to shares of the Series A Preferred Stock, upon liquidation, dissolution or winding up, as the case may be, if such class shall be Common Stock or if the holders of shares of the Series A Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

         8. No Preemptive Rights. No holder of the Series A Preferred Stock shall, as such holder, be entitled as of right to purchase or subscribe for any shares of stock of the Corporation of any class or any series now or hereafter authorized or any securities convertible into or exchangeable for any shares, or any warrants, options, rights or other instruments evidencing rights to subscribe for or purchase any such shares, whether such shares, securities, warrants, options, rights or other instruments be unissued or issued and thereafter acquired by the Corporation.

         9. Transfer Agent and Registrar. The Corporation may appoint a transfer agent and registrar for the issuance and transfer of the Series A Preferred Stock (or may act as its own transfer agent and registrar therefor).

         10. Protective Provisions. For so long as any share of Series A Preferred Stock is outstanding, the Corporation shall not, without the consent of holders of a majority of the Series A Preferred Stock:

                  (a) amend, alter or repeal any provision of, or add any provision to the Certificate of Incorporation or the By-Laws of the Corporation in any manner which would alter or change the preferences, rights, privileges or powers of or the restrictions provided for the benefit of the holders of the Series A Preferred Stock;

                  (b) enter into any merger or consolidation where the Corporation is not the surviving entity or where the Corporation is the surviving entity but the majority of the stockholders of the Corporation were not stockholders of the Corporation prior to the merger or consolidation;

                  (c) effect any sale, lease or other conveyance of all or substantially all of the Corporation's assets or properties or any winding-up, liquidation or dissolution of the Corporation;

                  (d) apply any of the Corporation's assets to the redemption, retirement, purchase or other acquisition, directly or indirectly, through subsidiaries or otherwise, of any shares of Common Stock or any other securities of the Corporation or any rights, options or warrants to purchase, or securities convertible into, securities of the Corporation, other the an the repurchase of shares of the Common Stock owned by the officers, directors or consultants of the Corporation in accordance with any pre-existing rights of such persons relating to the repurchase of such shares; or

                  (e) change the authorized size of the Board of Directors of the Corporation or any of the rights relating to the appointment of members of the Board of Directors of the Corporation.

         11. Severability of Provisions. If any powers, preferences and/or rights of the Series A Preferred Stock set forth in this Statement of Designation is determined to be invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, all other powers, preferences and rights of the Series A Preferred Stock set forth in this Statement of Designation which can be give effect without the invalid, unlawful or unenforceable powers, preferences and rights of the Series A Preferred Stock, shall, nevertheless remain in full force and effect, and no powers, preferences and/or rights of the Series A Preferred Stock set forth in this Statement of Designation shall be deemed dependent upon any other such powers, preferences and rights of the Series A Preferred Stock unless so expressed herein to the contrary.

         IN WITNESS WHEREOF, the undersigned, being all of the directors of the Corporation, have executed this Certificate for and on behalf of the Corporation this __ day of July, 2000.

WITNESS:


____________________________                   Lewis S. Schiller
WITNESS:                                       ------------------------------


----------------------------                   ------------------------------
                                               Blake Schiller

WITNESS:


----------------------------                   --------------------------------
                                               Jeffrey Garnett

WITNESS:


----------------------------                   --------------------------------
                                               Leonard Jaffe