Form 10QSB
period 2000-09-30
FINX GROUP INC
filed 2000-11-20
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2000

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

         As of November 17, 2000, there were 11,507,885 shares of the par value $.01 common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

--------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
               Unaudited Consolidated Interim Financial Statements
                                Table of Contents
--------------------------------------------------------------------------------


INDEPENDENT ACCOUNTANT'S REPORT.............................................3
-------------------------------

Unaudited Quarterly Consolidated Statements of Operations...................4
---------------------------------------------------------

Unaudited Year to Date Consolidated Statements of Operations................5
------------------------------------------------------------

Unaudited Consolidated Balance Sheet........................................6
------------------------------------

Unaudited Year to Date Consolidated Statements of Cash Flows................7
------------------------------------------------------------

Unaudited Year to Date Consolidated Statement of Changes
 in Capital Deficiency......................................................9
 ---------------------

Footnotes to Unaudited Consolidated Interim Financial Statements...........10
----------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT

        To the Board of Directors and Stockholders of The Finx Group, Inc.
         Elmsford, New York



                      We have reviewed the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of September 30, 2000, the related consolidated statements of operations for the three and nine month periods ended September 30, 2000, the related consolidated statement of capital deficiency for the nine month period ended September 30, 2000 and the related consolidated statement of cash flows for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

                      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a net loss of $9,052,000 for the nine month period ended September 30, 2000 and has a working capital deficiency of $5,723,000 and a capital deficiency of $5,382,000 as of September 30, 2000. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties,

                      We have not reviewed the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1999 or the consolidated statement of cash flows for the nine months ended September 30, 1999 and give no assurance on them.





                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
November 17, 2000

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
           Unaudited Quarterly Consolidated Statements of Operations
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                    2000            1999
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     584,000    $    556,000
Cost of goods sold                                                               379,000         313,000
-----------------------------------------------------------------------------------------------------------
                                                                                 205,000         243,000
Changes in reserve for slow moving inventory                                    (400,000)             --
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                    (195,000)        243,000
-----------------------------------------------------------------------------------------------------------
Non cash research and development expense                                      4,768,000              --
Selling, general and administrative expense                                    1,179,000         331,000
Write-off deferred offering costs                                                148,000              --
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       6,095,000         331,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (6,290,000)        (88,000)
Interest expense and financing fees, other                                       (61,000)        (65,000)
Interest expense and financing fees, related parties                             (37,000)        (18,000)
-----------------------------------------------------------------------------------------------------------
Loss before extraordinary items                                               (6,388,000)       (171,000)
Extraordinary loss on debt extinguishment                                             --         (26,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (6,388,000)   $   (197,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           11,225,268       2,000,000
Net loss per common share: Basic and fully diluted
  Loss before extraordinary items                                          $       (0.57)   $      (0.09)
  Extraordinary loss on debt extinguishment                                           --           (0.01)
-----------------------------------------------------------------------------------------------------------
  Net loss per common share                                                $       (0.57)   $      (0.10)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
          Unaudited Year to Date Consolidated Statements of Operations
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                     2000            1999
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $   2,017,000    $  1,659,000
Cost of goods sold                                                             1,135,000       1,057,000
-----------------------------------------------------------------------------------------------------------
                                                                                 882,000         602,000
Changes in reserve for slow moving inventory                                    (400,000)             --
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     482,000         602,000
-----------------------------------------------------------------------------------------------------------
Non cash research and development expense                                      4,768,000              --
Selling, general and administrative expense                                    2,497,000       1,043,000
Non cash stock option expense                                                  1,766,000              --
Write-off deferred offering costs                                                148,000              --
Non cash expense for stock issued to pay obligations                              28,000              --
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       9,207,000       1,043,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (8,725,000)       (441,000)
Interest expense and financing fees, related parties                            (168,000)        (39,000)
Interest expense and financing fees, other                                      (159,000)       (145,000)
-----------------------------------------------------------------------------------------------------------
Loss before extraordinary items                                               (9,052,000)       (625,000)
Extraordinary loss on debt extinguishment                                             --        (455,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (9,052,000)   $ (1,080,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                            5,140,045       1,546,931
Net loss per common share: Basic and fully diluted
  Loss before extraordinary items                                          $       (1.76)   $      (0.41)
  Extraordinary loss on debt extinguishment                                           --           (0.29)
-----------------------------------------------------------------------------------------------------------
  Net loss per common share                                                $       (1.76)   $      (0.70)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
As of September 30,                                                                                 2000
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $      175,000
  Accounts receivable, net                                                                       281,000
  Inventory                                                                                    1,357,000
  Prepaid expense and other current assets                                                        12,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                       1,825,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                          2,537,000
  Less accumulated depreciation and amortization                                              (2,395,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                             142,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Capitalized software costs, net                                                                 85,000
  Deferred offering costs                                                                         62,000
  Security deposits                                                                               42,000
  Patent costs, net                                                                               10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                           199,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $    2,166,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $    1,399,000
  Revolving line of credit                                                                       652,000
  Accrued expenses                                                                             1,107,000
  Notes payable, related parties                                                               3,999,000
  Other current liabilities                                                                      391,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  7,548,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding
  Common stock, $.01 par value; 50,000,000 shares authorized; 11,507,885
    shares issued and outstanding                                                                115,000
  Additional paid-in capital                                                                  14,126,000
  Accumulated deficit                                                                        (19,623,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                  (5,382,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $    2,166,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
          Unaudited Year to Date Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                     2000            1999
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (9,052,000)   $ (1,080,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Non cash research and development expense                                      4,768,000              --
Non cash stock option expense                                                  1,766,000              --
Changes in reserve for slow moving or obsolete inventory                         400,000              --
Write-off deferred offering costs                                                148,000              --
Depreciation and amortization                                                     26,000          68,000
Non cash expense for stock issued to pay obligations                              28,000              --
Bad debt expense                                                                   5,000              --
Write-off long-term assets                                                         2,000              --
Extraordinary loss on debt extinguishment                                             --         455,000
Changes in assets and liabilities, net of reverse acquisition:
Inventory                                                                        (81,000)       (259,000)
Accounts receivable, net                                                         197,000         (59,000)
Prepaid expense and other current assets                                          17,000          22,000
Accounts payable                                                                 423,000          64,000
Accrued expenses                                                                 375,000          80,000
Other current liabilities                                                         66,000         (31,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used for operating activities                                      (1,312,000)       (740,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Capitalized software costs                                                       (82,000)             --
Capital expenditures                                                             (16,000)             --
Capitalized patent costs                                                         (10,000)             --
Cash of acquired subsidiary                                                        8,000              --
Security deposits                                                                 (3,000)         (5,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                                        (103,000)         (5,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                     1,882,000         504,000
Deferred offering costs                                                         (210,000)             --
Net advances (payments) under revolving lines of credit                         (128,000)        262,000
Payments on capital lease obligations                                            (17,000)         (5,000)
Repayment of notes payable                                                        (8,000)         (5,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                    1,519,000         756,000
-----------------------------------------------------------------------------------------------------------

Net increase in cash                                                             104,000          11,000
Cash - Beginning of period                                                        71,000          14,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $    175,000    $     25,000
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                     $   129,000    $    141,000
Income Taxes                                                                          --              --
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

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
          Unaudited Year to Date Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------------------


Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------
         The Company consummated the Shopclue.com, Inc. acquisition whereby certain assets and liabilities, for which there was no cash flow impact, were consolidated into the balance sheet, including $18,000 of accounts receivable, $2,000 of prepaid expenses, $14,000 of net property, plant and equipment, $13,000 of security deposits, $27,000 of accounts payable, $167,000 of accrued expenses, $585,000 of notes payable, related party and $44,000 of other current liabilities.

         The Company granted an aggregate of 737,500 non-employee stock options, which, using the Black-Scholes option valuation formula, had a value of $1.766 million.

         The Company issued 1,000,030 shares of common stock to acquire Shopclue.com, Inc. resulting in $4.768 million of non cash research and development expense.

         The Company issued 10,000 shares of common stock in order to settle an obligation of Sequential Electronic Systems, Inc., its wholly owned subsidiary. Such shares, using the Black-Scholes option valuation formula, had a value of $28,000.

         The Company granted an aggregate of 1,238,500 employee stock options. As of September 30, 2000, such options did not result in any compensation expense.

         The Company acquired equipment under capital lease obligations with a net present value of $45,000.

Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------
         The Company consummated a reverse acquisition whereby certain assets and liabilities, for which there was no cash flow impact, were consolidated into the balance sheet, including $90,000 of property, plant and equipment, $98,000 of patent costs, $344,000 of accounts payable, $109,000 of accrued expenses and $425,000 of subordinated debt.

         The Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. Using the Black-Scholes option valuation formula, the 6,346 Series A Preferred shares were valued at $1.077 million, resulting in $429,000 of compensation expense. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. Using the Black-Scholes option valuation formula, the 268 Series A Preferred shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred shares exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock, and presented in the financial statements as an extraordinary item. Effective September 30, 2000, all of such Series A Preferred Shares were converted into common stock.

--------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.

                                                                      concluded

--------------------------------------------------------------------------------
                      Fingermatrix, Inc. and Subsidiaries
 Unaudited Year to Date Consolidated Statement of Changes in Capital Deficiency
                      Nine Months Ended September 30 2000
--------------------------------------------------------------------------------

                                                                                    Preferred
                                        Preferred      Common       Preferred       Stock in        Common       Additional
                                          Shares       Shares         Stock,        Excess of       Stock,         Paid-in
                                       Outstanding   Outstanding    Par Value       Par Value      Par Value       Capital
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               115,402   20,000,000   $       1,000   $  1,130,000   $    200,000   $  7,116,000
Convert Series A preferred stock to
  common stock                            (114,402)  84,978,548          (1,000)    (1,130,000)       850,000        281,000
1 for 10 reverse split of common stock          --  (94,480,693)             --             --       (945,000)       945,000
------------------------------------------------------------------------------------------------------------------------------
                                             1,000   10,497,855             *--             --        105,000      8,342,000
Issuance of non-employee stock options          --           --              --             --             --      1,766,000
Stock issued for payment of
  subsidiaries obligations                      --       10,000              --             --            *--         28,000
Stock issued to acquire Shopclue.com,
  Inc.                                          --    1,000,030              --             --         10,000      3,990,000
Accrued dividends on preferred stock            --           --              --             --             --             --
Net loss - Nine Months Ended September
  30, 2000                                      --           --              --             --             --             --
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                1,000   11,507,885   $         *--   $         --   $    115,000   $ 14,126,000
==============================================================================================================================

                                                                     Continued

                See Notes to Consolidated Financial Statements.


* - Amounts are less than $1,000.

--------------------------------------------------------------------------------
                      Fingermatrix, Inc. and Subsidiaries
 Unaudited Year to Date Consolidated Statement of Changes in Capital Deficiency
                      Nine Months Ended September 30 2000
--------------------------------------------------------------------------------

                                                           Total
                                                       Stockholders'
                                                           Equity
                                        Accumulated       (Capital
                                          Deficit       Deficiency)
-----------------------------------------------------------------------
Balance at December 31, 1999           $  (10,564,000)  $ (2,117,000
Convert Series A preferred stock to
  common stock                                     --             --
1 for 10 reverse split of common stock             --             --
-----------------------------------------------------------------------
                                          (10,564,000)    (2,117,000)
Issuance of non-employee stock options             --      1,766,000
Stock issued for payment of
  subsidiaries obligations                         --         28,000
Stock issued to acquire Shopclue.com,
  Inc.                                             --      4,000,000
Accrued dividends on preferred stock           (7,000)        (7,000)
Net loss - Nine Months Ended September
  30, 2000                                 (9,052,000)    (9,052,000)
-----------------------------------------------------------------------
Balance at September 30, 2000          $  (19,623,000)  $ (5,382,000)
=======================================================================


                                                                     Concluded

                See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
--------------------------------------------------------------------------------
        Footnotes to Unaudited Consolidated Interim Financial Statements
            Three and Nine Months Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

1.       Merger Authorized by a Majority of the Stockholders

         The Board of Directors of Fingermatrix, Inc. ("Fingermatrix") determined that the reincorporation of Fingermatrix in Delaware was in the best interests of Fingermatrix and that such reincorporation would be accomplished through the merger of Fingermatrix with and into its wholly-owned subsidiary, The Finx Group, Inc., ("The Finx Group"), a Delaware Corporation. On June 23, 2000, the Fingermatrix Board of Directors approved a merger agreement between Fingermatrix and The Finx Group (the "Merger Agreement"), which became effective as of July 14, 2000 upon the written consent of a majority of the Fingermatrix shareholders consisting of The Trinity Group, Inc. ("Trinity") and five other shareholders. Fingermatrix reported the Merger Agreement in an Information Statement under Section 14 of the Securities and Exchange act of 1934 and on or about July 14, 2000, such Information Statement was sent to the shareholders of record as of June 30, 2000.

         The board of directors fixed the close of business on June 30, 2000 as the record date for purposes of consummating the terms of the Merger Agreement. On June 30, 2000, Fingermatrix had 20,000,000 shares of Common Stock, 114,403 shares of Series A 2% Voting Convertible Preferred Stock (convertible into 84,978,548 shares of Common stock) and 1,000 shares of Series B 4% Preferred Stock issued and outstanding. On June 30, 2000, The Finx Group had authorized capital stock consisting of 50,000,000 shares of Common Stock, par value $.01 per share, of which no shares were issued or outstanding and 1,000,000 shares of Series A 4% Preferred Stock, par value $.01 per share, of which 1,000 shares were issued and outstanding and were owned by Trinity.

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

         The unaudited interim financial statements as of and for the three and nine months ended September 30, 2000 and 1999 reflect the consummation of the Merger Agreement whereby all capital stock data reflects the 10 for 1 reverse stock split.

2.       Basis of Presentation

         In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are necessary in order to make the financial statements not misleading.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. At September 30, 2000, the Company had a working capital deficiency of $5.723 million and a capital deficiency of $5.382 million. During the current interim period and for all of 1999 and 1998, the Company has relied on financial support from its controlling stockholder, Trinity. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon the ability of Trinity to continue to provide financial support, and or, its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

         The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1999 Form 10-KSB.

4.       Loss Per Share

         All loss per share data have been restated to reflect the terms of the Merger Agreement as more fully described in Footnote 1. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by adjusting outstanding shares, assuming conversion of all dilutive potential common shares. At September 30, 2000, the Company had outstanding options to purchase an aggregate of 1,976,000 shares of common stock and warrants to purchase 59,000 shares of common stock. The potential common shares from the exercise of all options and warrants are not included for purposes of calculating fully diluted loss per share because their inclusion would be anti-dilutive.

5.       Related Party Transactions

Acquisition of Shopclue.com, Inc.

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. ("Shopclue.com") in exchange for 1,000,030 shares of the Company's Common Stock. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768 million. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and was recorded as non cash research and development expense. As of September 30, 2000, the Company owned 32.24% of Shopclue.com's common stock and all of its issued and outstanding preferred stock which gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Shopclue.com's preferred stock that gives the Company the right to elect a majority of the Shopclue.com board of directors.

         Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an online presence rapidly and inexpensively using Shopclue.com's software. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com has more than 30 employees and is headquartered in Armonk, New York. Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and vice-chairman, developed the Shopclue.com concept and remains a significant shareholder of Shopclue.com and will continue to serve as an executive of Shopclue.com.

Acquisition of Biz Chase, Inc.

         On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, Inc. ("Biz Chase") from Trinity. Biz Chase is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Biz Chase's preferred stock that gives the Company the right to elect a majority of the Biz Chase board of directors. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. Biz Chase's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties.

         The following pro forma unaudited results assume the above two acquisitions had occurred at the beginning of the indicated periods.

Three months ended September 30,                      2000            1999
--------------------------------------------------------------------------------

Sales                                          $     584,000    $    556,000
Net loss                                       $  (6,500,000)   $   (197,000)
Net loss per common share                      $       (0.58)   $      (0.10)
--------------------------------------------------------------------------------

Nine months ended September 30,                       2000            1999
--------------------------------------------------------------------------------

Sales                                          $   2,037,000    $  1,659,000
Net loss                                       $  (9,662,000)   $ (1,080,000)
Net loss per common share                      $       (1.88)   $      (0.70)
--------------------------------------------------------------------------------

         The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

6.       Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer and Vice-Chairman of the Board, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified seven reportable business segments as follows: (1) Electro-Mechanical and Electro-Optical Products, which is an operating business segment reflecting the activities of Sequential Electronic Systems, Inc. ("Sequential"); (2) Specialized Vending Machines and Avionics Equipment, which is an operating business segment reflecting the activities of S-Tech, Inc. ("S-Tech"); (3) Fingerprint Identification Technologies, which is a development stage business segment reflecting the activities of FMX Corp. ("FMX"); (4) Secured Entrance Systems, which is a development stage business segment reflecting the activities of Secured Portal Systems, Inc. ("SPS"), (5) Internet Viral Marketing, which is a development stage business reflecting the activities of Starnet365.com, Inc. ("Starnet365.com"), (6) Web Based Development Solutions, which is a development stage business reflecting the activities of Biz Chase, Inc. and (7) Application Service Provider, which is an operating business segment reflecting the operations of Shopclue.com. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         There are intersegment consulting fees and intersegment advances and related interest charges, all of which are eliminated in the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                      2000             1999
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     462,000   $      450,000
  Specialized Vending Machines and Avionics Equipment                               94,000          106,000
  Application Service Provider                                                      28,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   584,000          556,000
  Corporate consulting fees                                                        270,000               --
  Intersegment consulting fees                                                    (270,000 )             --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     584,000   $      556,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $      (67,000) $     (22,000)
  Specialized Vending Machines and Avionics Equipment                               (402,000)       (48,000)
  Fingerprint Identification Technologies                                            (90,000)            --
  Secured Entrance Systems                                                           (52,000)            --
  Internet Viral Marketing                                                          (254,000)            --
  Web Based Development Solutions                                                   (269,000)            --
  Application Service Provider                                                    (5,009,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (6,143,000        (70,000)
  Corporate costs and expenses                                                      (150,000)       (18,000)
  Intersegment charges                                                                 3,000             --
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $   (6,290,000) $     (88,000)
-------------------------------------------------------------------------------------------------------------

Interest income:
  Electro-Mechanical and Electro- Optical Products                              $        9,000            --
  Specialized Vending Machines and Avionics Equipment                                    3,000            --
  Application Service Provider                                                           4,000            --
-------------------------------------------------------------------------------------------------------------
                                                                                        16,000            --
  Intersegment charges                                                                 (16,000)           --
-------------------------------------------------------------------------------------------------------------
      Total interest income                                                     $           --            --
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                             $      62,000   $      82,000
  Fingerprint Identification Technologies                                              7,000              --
  Secured Entrance Systems                                                             2,000              --
  Internet Viral Marketing                                                             3,000              --
  Web Based Development Solutions                                                     18,000              --
-------------------------------------------------------------------------------------------------------------
                                                                                      92,000          82,000
  Corporate costs and expenses                                                        19,000           1,000
                                                                                                            -
  Intersegment charges                                                               (13,000)             --
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                   $      98,000   $      83,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                       2000            1999
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (120,000) $    (104,000)
  Specialized Vending Machines and Avionics Equipment                               (396,000)       (48,000)
  Fingerprint Identification Technologies                                            (97,000)            --
  Secured Entrance Systems                                                           (55,000)            --
  Internet Viral Marketing                                                          (258,000)            --
  Web Based Development Solutions                                                   (302,000)            --
  Application Service Provider                                                    (4,990,000)
-------------------------------------------------------------------------------------------------------------
                                                                                  (6,218,000)      (152,000)
  Corporate costs and expenses                                                      (170,000)       (19,000)
  Extraordinary loss on debt extinguishment                                               --        (26,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (6,388,000) $    (197,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                              $       1,000  $       4,000
  Specialized Vending Machines and Avionics Equipment                                      --         11,000
  Web Based Development Solutions                                                       1,000             --
  Application Service Provider                                                          1,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                        3,000         15,000
  Corporate                                                                             6,000         17,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                       $       9,000  $      32,000
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                       2000             1999
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $   1,714,000   $    1,238,000
  Specialized Vending Machines and Avionics Equipment                              275,000          421,000
  Application Service Provider                                                      28,000
-------------------------------------------------------------------------------------------------------------
                                                                                 2,017,000        1,659,000
  Corporate consulting fees                                                        270,000               --
  Intersegment consulting fees                                                    (270,000 )             --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $   2,017,000   $    1,659,000
-------------------------------------------------------------------------------------------------------------

Operating income (loss):
  Electro-Mechanical and Electro- Optical Products                            $      316,000  $    (255,000)
  Specialized Vending Machines and Avionics Equipment                               (496,000)      (164,000)
  Fingerprint Identification Technologies                                           (196,000)            --
  Secured Entrance Systems                                                          (140,000)            --
  Internet Viral Marketing                                                          (334,000)            --
  Web Based Development Solutions                                                   (269,000)            --
  Application Service Provider                                                    (5,009,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (6,128,000)      (419,000)
  Corporate costs and expenses                                                    (2,600,000)       (22,000)
-------------------------------------------------------------------------------------------------------------
                                                                                       3,000             --
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $   (8,725,000) $    (441,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                        2000            1999
-------------------------------------------------------------------------------------------------------------

Interest income:
  Electro-Mechanical and Electro- Optical Products                              $       25,000            --
  Specialized Vending Machines and Avionics Equipment                                    3,000            --
  Application Service Provider                                                           4,000            --
-------------------------------------------------------------------------------------------------------------
                                                                                        32,000            --
  Intersegment charges                                                                 (32,000)           --
-------------------------------------------------------------------------------------------------------------
      Total interest income                                                     $           --            --
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                             $     219,000   $     179,000
  Specialized Vending Machines and Avionics Equipment                                 43,000              --
  Fingerprint Identification Technologies                                             18,000              --
  Secured Entrance Systems                                                             7,000              --
  Internet Viral Marketing                                                             5,000              --
  Web Based Development Solutions                                                     18,000              --

-------------------------------------------------------------------------------------------------------------
                                                                                     310,000         179,000
  Corporate costs and expenses                                                        46,000           5,000
  Intersegment charges                                                               (29,000)             --
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                   $     327,000   $     184,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $      122,000  $    (434,000)
  Specialized Vending Machines and Avionics Equipment                               (533,000)      (164,000)
  Fingerprint Identification Technologies                                           (215,000)            --
  Secured Entrance Systems                                                          (148,000)            --
  Internet Viral Marketing                                                          (340,000)            --
  Web Based Development Solutions                                                   (302,000)            --
  Application Service Provider                                                    (4,990,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (6,406,000)      (598,000)
  Corporate costs and expenses                                                    (2,646,000)       (27,000)
-------------------------------------------------------------------------------------------------------------
  Extraordinary loss on debt extinguishment                                               --       (455,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (9,052,000) $  (1,080,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $       6,000   $      13,000
  Specialized Vending Machines and Avionics Equipment                                     --          34,000
  Web Based Development Solutions                                                      1,000              --
  Application Service Provider                                                         1,000              --
-------------------------------------------------------------------------------------------------------------
                                                                                       8,000          47,000
  Corporate                                                                           18,000          21,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $      26,000   $      68,000
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                                                   September       December
                                                                                         30,            31,
                                                                                        2000           1999
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $    2,079,000  $   1,702,000
  Specialized Vending Machines and Avionics Equipment                                282,000        582,000
  Fingerprint Identification Technologies                                             14,000          5,000
  Secured Entrance Systems                                                                --          1,000
  Internet Viral Marketing                                                           350,000             --
  Web Based Development Solutions                                                    946,000             --
  Application Service Provider                                                       268,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                   3,939,000      2,290,000
  Corporate                                                                       12,331,000      8,077,000
  Intersegment investments                                                       (12,906,000)    (8,007,000)
  Intersegment advances                                                           (1,198,000)      (397,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    2,166,000  $   1,963,000
-------------------------------------------------------------------------------------------------------------

7.       Subsequent Event

         In October 2000, Starnet365.com initiated a private placement offering of up to 2,000,000 of its unregistered common stock in reliance upon an exemption from registration under Sections 4(2) and/or 3(b) of the Securities Act of 1933, as amended, and upon compliance with the provisions of Rule 504 of Regulation D thereunder. As of November 13, 2000, Starnet365.com has received subscriptions to purchase 202,400 shares at $0.50 per share from forty investors, representing gross proceeds of $101,200.



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

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "Cautionary Statements") are more fully described in the Company's December 31, 1999 Form 10-KSB and include, without limitation: the Company's history of losses and cash flow deficits; need for additional financing to fund our present and proposed business activities; dependence on present executive officers and key personnel to manage our present and proposed business operations and our ability to integrate new officers and key personnel; dependence upon an exclusive distribution agreement for the future operations of SPS; dependence upon patent protection for the proposed activities of FMX; threat that technological change could render certain of our products and proposed products obsolete or non-competitive; inability to predict market acceptance for our proposed products; intense competition of the business in which we intend to engage; threat that E-commerce products and services may become subject to government regulation; the risks relating to legal proceedings, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         As more fully disclosed in the footnotes to the unaudited interim financial statements, The Finx Group has seven identifiable business segments. The operations of each of the business segments is discussed separately as follows:

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

         Sequential's revenues increased $12,000,or 3%, from $450,000 for the three months ended September 30, 1999 (the "1999 3rd Quarter") to $462,000 for the three months ended September 30, 2000 (the "2000 3rd Quarter"). Sequential's 2000 3rd Quarter gross profit was $186,000, or 40% of sales. Sequential's 1999 3rd Quarter gross profit was $227,000, or 50% of sales. Sequential's revenues increased $476,000,or 38%, from $1,238,000 for the nine months ended September 30, 1999 (the "1999 Nine Month Period") to $1,714,000 for the nine months ended September 30, 2000 (the "2000 Nine Month Period"). Sequential's 2000 Nine Month Period gross profit was $817,000, or 48% of sales. Sequential's 1999 Nine Month Period gross profit was $544,000, or 44% of sales. Starting in the 1999 Third Quarter, a significant portion of Sequential's revenue was generated on a defense contract that had a gross margin rate of approximately 50%, however, during the 2000 3rd Quarter sales under such contract decreased. As a result, Sequential's gross profits, as a percentage of revenue, for the 2000 Nine Month period increased significantly when compared to the 1999 Nine Month Period and for the 2000 3rd Quarter decreased significantly when compared to the 1999 3rd Quarter.

         Sequential's selling, general and administrative expenses increased $4,000, or 2%, from $249,000 for the 1999 3rd Quarter to $253,000 for the 2000
3rd Quarter. The 2000 3rd Quarter includes $45,000 of consulting fees charged by The Finx Group that are not included in the 1999 3rd Quarter. The $45,000 increase is partially offset by a $41,000 decrease in expenses resulting from cost containment efforts by management. Sequential's selling, general and administrative expenses decreased $298,000, or 37%, from $799,000 for the 1999 Nine Month Period to $501,000 for the 2000 Nine Month Period. The 2000 Nine Month Period includes $45,000 of consulting fees charged by The Finx Group that are not included in the 1999 Nine Month Period. The $45,000 increase in expense was more than offset by a $265,000 decrease in expenses resulting from cost containment efforts by management and $78,000 resulting from the write-off of previously accrued expenses for which Sequential believes it will not have to pay.

         As a result of the above, Sequential's operating loss increased by $45,000, or 204%, from an operating loss of $22,000 for the 1999 3rd Quarter to $67,000 for the 2000 3rd Quarter. Sequential's operating income increased by $571,000, or 224%, from an operating loss of $255,000 for the 1999 Nine Month Period to operating income of $316,000 for the 2000 Nine Month Period.

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

         S-Tech's revenues for the 2000 3rd Quarter decreased $12,000,or 11%, from $106,000 for the 1999 3rd Quarter to $94,000 for the 2000 1st Quarter. S-Tech's 2000 3rd Quarter gross profit, including a $400,000 reserve for slow moving inventory, was a negative $371,000, or 395% of sales. S-Tech's 1999 3rd Quarter gross profit was $17,000, or 16% of sales. S-Tech's revenues for the 2000 Nine Month Period decreased $146,000,or 35%, from $421,000 for the 1999 Nine Month Period to $275,000 for the 2000 1st Quarter. S-Tech's 2000 Nine Month Period gross profit, including a $400,000 reserve for slow moving inventory, was a negative $324,000, or 118% of sales. S-Tech's 1999 Nine Month Period gross profit was $59,000, or 14% of sales. S-Tech's significantly lower margins, as a percentage of sales, for the 1999 Nine Month Period is due primarily to the fact that during the 1999 1st Quarter, S-Tech incurred a negative gross profit of $38,000, or 49% of sales, as a result of non-variable overhead costs being allocated to a relatively minimal sales volume during such quarter.

         S-Tech's selling, general and administrative expenses remained relatively level when comparing both the 3rd Quarter and Nine Month comparable periods. Selling, general and administrative costs approximated $31,000 and $65,000, respectively, for the 2000 and 1999 3rd Quarters and approximated $172,000 and $223,000, respectively, for the 2000 and 1999 Nine Month Periods.

         As a result of the above, S-Tech's operating loss increased by $354,000, or 738%, from $48,000 for the 1999 3rd Quarter to $402,000 for the
2000 3rd Quarter. S-Tech's operating loss increased by $332,000, or 202%, from $164,000 for the 1999 Nine Month Period to $496,000 for the 2000 Nine Month Period.

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

         FMX did not have revenues or gross profits for the 2000 and 1999 3rd Quarters or for the 2000 and 1999 Nine Month Periods and as such, FMX's operating losses for such periods consisted entirely of its operating expenses. FMX had no activity or expenses during the 1999 3rd Quarter and the 1999 Nine Month Period. FMX incurred general and administrative expenses of $90,000 for the 2000 3rd Quarter and $196,000 for the 2000 Nine Month Period. FMX had nominal activity in 1998 and the first part of 1999 due to a lack of funding. During the later part of 1999 and during 2000, the development activity increased as a result of funding received from Trinity.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of SPS, which is a newly created subsidiary formed in 1999 for the purpose of entering into an exclusive distribution agreement with GIL Security Systems, Inc. pursuant to which SPS was engaged as the exclusive distributor for a certain secured entrance system developed, manufactured and marketed by GIL (the "Security Systems") for a term commencing as of September 1, 1999 and expiring on August 31, 2009. SPS obtained the exclusive right to distribute the Security Systems to certain categories of customers defined in the Distribution Agreement, including certain agencies of the Federal Government, including U.S. embassies, U.S. courthouses and U.S. government buildings, department stores and retail stores located in the United States, the Government of Israel, NCR Corp., and Sun Microsystems. The Security Systems are currently in use at various locations, including the new American Airlines Terminal in Dallas, United Airlines at O'Hare Airport in Chicago and the Port Authority Newark Airport; Citicorp Computer Data Center (Ft. Lee, N.J.) and Rikers Island Detention Center in New York. Further, on July 24, 2000, SPS delivered its ultra secure unattended portal to the U.S. State Department in Washington, D.C. for evaluation and is awaiting the results of such evaluation. .SPS incurred general and administrative expenses, and therefore net operating losses, of $52,000 and $140,000, respectively, for the 2000 3rd Quarter and the 2000 Nine Month Period.

Internet Viral Marketing

         The Internet Viral Marketing segment comprises the activities of Starnet365.com, which is a newly created subsidiary formed in April 2000. Starnet365.com is a development stage company and is nearing its pre-launch stage for its web site. Starnet365.com 's key product is a series of on-line training programs, collectively called U&I University.com. U&I University.com is an integrated "Earn While You Learn", on-line, training program that is intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also intends to provide purchasers of the U&I university training programs with the opportunity to become independent representatives who will receive at no charge replicated websites that are intended to be pre-loaded with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. It is further intended that Starnet365.com will offer other products that may be sold in conjunction with its training programs. Starnet365.com incurred general and administrative expenses, and therefore net operating losses of $253,000 and $334,000, respectively, for the 2000 3rd Quarter and the 2000 Nine Month Period.

Web Based Development Solutions

         The Web Based Development Solutions segment comprises the activities of Biz Chase, which is a subsidiary acquired in July 2000. Biz Chase has developed a "Web Based Development Solution" providing small business with the ability to dynamically create a Web presence as well as manage its surrounding complex issues. Biz Chase incurred general and administrative expenses, and therefore net operating losses of $269,000 for both the 2000 3rd Quarter and the 2000 Nine Month Period.

Application Service Provider

         The Application Service Provider segment comprises the activities of Shopclue.com, which is a subsidiary acquired in July 2000. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an online presence rapidly and inexpensively using Shopclue.com's software. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. The 2000 3rd Quarter and the 2000 Nine Month Period for Shopclue.com includes $4.768 million of non cash research and development expense. As of the date that the Company acquired Shopclue.com it had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and was recorded as non cash research and development expense. Shopclue.com incurred general and administrative expenses of $247,000 for the 2000 3rd Quarter and the 2000 Nine Month Period. As a result of the above, Shopclue.com's operating loss was $5.009 million for the 2000 3rd Quarter and the 2000 Nine Month Period.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. As a result of the SES Merger and its treatment as a reverse acquisition, all of the activities of The Finx Group prior to the April 28, 1999 SES Merger were recapitalized into equity and are not reflected in the results of operations. As a result, the holding company had no general and administrative expenses, and therefore no operating loss for the three months ended March 31, 1999. The holding company's general and administrative expense for the 2000 and 1999 3rd Quarters was $272,000 and $18,000, respectively, and for the 2000 and 1999 Nine Month Periods was $928,000 and $22,000, respectively. As of September 30, 2000, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $500,000 for unpaid salaries of which $200,000 was accrued as of December 31, 1999 and $100,000 and $300,000,respectively, is included in the 2000 3rd Quarter and 2000 Nine Month Period corporate costs. Other significant corporate costs for the 2000 3rd Quarter and the 2000 Nine Month Period include audit fees, consulting fees, legal and professional fees and public relation costs.

Non Cash Stock Option Expense

         The Company granted an aggregate of 737,500 non employee stock options, which, using the Black-Scholes option valuation formula, had a value of $1.766 million, which was recorded as an operating expense for the 2000 3rd Quarter and the 2000 Nine Month Period.

Write-off of Deferred Offering Costs

         During the 2000 3rd Quarter, the Company wrote-off $148,000 of deferred offering costs related to an aborted private placement of the Company's preferred stock.

Non Cash Expense for Stock Issued to Pay Obligations

         During the 2000 Nine Month Period , the Company issued 10,000 shares of common stock in order to settle an obligation of Sequential Electronic Systems, Inc., its wholly owned subsidiary. Such shares, using the Black-Scholes option valuation formula, had a value of $28,000.

Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         The interest and maintenance fees on the revolving line of credit amounted to $43,000 and $65,000, respectively for the 2000 and 1999 3rd Quarters and $128,000 and $145,000, respectively, for the 2000 and 1999 Nine Month Periods. Pursuant to an amended revolving line of credit agreement between Sequential and FINOVA Capital Corporation (the "FINOVA Line of Credit"), Sequential is eligible to receive advances on up to 80% of its eligible accounts receivable to a maximum of $400,000. The FINOVA Line of Credit requires payment of a 1% annual facility fee and a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. The term of the FINOVA Line of Credit had an expiration date of July 31, 2000 but was extended to July 31, 2001 as a result of an automatic extension provision whereby the agreement is automatically extended for one year terms unless either party gives 30 days prior notice of intent to not extend the agreement. Trinity has guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of $522,500 on which Trinity receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. As of September 30, 2000, Sequential had received over advances on the FINOVA Line of Credit in the amount of $252,000.

         As of September 30, 2000, Sequential and S-Tech are delinquent on payment of payroll taxes approximating $241,000. For the 2000 and 1999 3rd Quarters interest expense on delinquent payroll taxes payable approximated $18,000 and $30,000, respectively.

Interest Expense, Related Parties

         The Company incurs interest expense on loans and advances received from Trinity, Universal International, Inc. and members of the Schiller family. The interest expense incurred on notes payable to related parties was $37,000 and $18,000, respectively, for the 2000 and 1999 3rd Quarters and $168,000 and $39,000, respectively, for the 2000 and 1999 Nine Month Periods. As of September 30, 2000, the Company has outstanding approximately $3.999 million of notes payable to related parties of which substantially all amounts bear interest at 9%. As of September 30, 2000, none of the interest expense owed to related parties had been paid.

Extraordinary Loss

         The Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. Using the Black-Scholes option valuation formula, the 6,346 Series A Preferred shares were valued at $1.077 million, resulting in $429,000 of compensation expense. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. Using the Black-Scholes option valuation formula, the 268 Series A Preferred shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred shares exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock, and presented in the financial statements as an extraordinary item. Effective September 30, 2000, all of such Series A Preferred Shares were converted into common stock.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $6.388 million, or $0.57 per common share, for the 2000 3rd Quarter and $197,000, or $0.10 per common share for the 1999 3rd

Quarter and incurred a consolidated net loss of $9.052 million, or $1.76 per common share, for the 2000 Nine Month Period and $1.080 million, or $0.70 per common share for the 1999 Nine Month Period.

Financial Condition - Liquidity and Capital Resources

         As of September 30, 2000 the Company had a working capital deficiency of $5.723 million. Approximately $4.499 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $500,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $3.999 million owed to Trinity, Universal International, Inc. and members of the Schiller family for loans made to fund the operations of the Company.

         During the 2000 Nine Month Period, the Company used $1.312 million for operating activities, used $103,000 for investing activities and generated $1.519 million from financing activities. The Company has issued its capital stock in order to make its recent acquisitions and is pursuing various financing sources with which to fund future operating activities.

         At September 30, 2000, the Company had a working capital deficiency of $5.723 million and a capital deficiency of $5.382 million. During the current interim period and for all of 1999 and 1998, the Company has relied on financial support from its controlling stockholder, Trinity. In October 2000, Starnet365.com initiated a private placement offering of up to 2,000,000 shares of its unregistered common stock in reliance upon an exemption from registration under Sections 4(2) and/or 3(b) of the Securities Act of 1933, as amended, and upon compliance with the provisions of Rule 504 of Regulation D thereunder. As of November 13, 2000, Starnet365.com has received subscriptions to purchase 202,400 shares at $0.50 per share from forty investors, representing gross proceeds of $101,200. However, a substantial portion of any proceeds from the Starnet365.com offering will be used to repay related party obligations and there are no assurances that such offering will provide Starnet365.com with any operating capital. Management is pursuing various financing alternatives for its other segments; however no assurances can be made that any such financing will be obtained. The continuation of the Company as a going concern is dependent upon the ability of Trinity to continue to provide financing, and or, to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

                              THE FINX GROUP, INC.

/S/______________
Lewis S. Schiller     Chief Executive Officer           November 17, 2000
                       and Director
                      (Principal Executive and
                       Accounting Officer)