Form 10KSB
period 2000-12-31
FINX GROUP INC
filed 2001-04-16
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the year ended December 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period _________ to _________.

                          Commission file Number 0-9940

                              THE FINX GROUP, INC.
           (Name of small business issuer as specified in its charter)
                     (Formerly Known as Fingermatrix, Inc.)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2000 were $3,218,000.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of April 2, 2001 was approximately $1.942 million computed on the basis of the reported sale price per share ($0.58) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S HISTORY OF LOSSES AND CASH FLOW DEFICITS; NEED FOR ADDITIONAL FINANCING TO FUND OUR PRESENT AND PROPOSED BUSINESS ACTIVITIES; DEPENDENCE ON PRESENT EXECUTIVE OFFICERS AND KEY PERSONNEL TO MANAGE OUR PRESENT AND PROPOSED BUSINESS OPERATIONS AND OUR ABILITY TO INTEGRATE NEW OFFICERS AND KEY PERSONNEL; DEPENDENCE UPON AN EXCLUSIVE DISTRIBUTION AGREEMENT FOR THE FUTURE OPERATIONS OF SECURED PORTAL SYSTEMS, INC. ("SECURED PORTALS"); DEPENDENCE UPON PATENT PROTECTION FOR THE PROPOSED ACTIVITIES OF FMX CORP. ("FMX"); THREAT THAT TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; INABILITY TO PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; INTENSE COMPETITION OF THE BUSINESS IN WHICH WE INTEND TO ENGAGE; THREAT THAT E-COMMERCE PRODUCTS AND SERVICES MAY BECOME SUBJECT TO GOVERNMENT REGULATION; THE THREAT THAT OUR E-COMMERCE WEBSITES ARE SUBJECT TO COMPUTER SECURITY RISKS, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB.

2000 Finx Group Merger

The Board of Directors of Fingermatrix, Inc. ("Fingermatrix"), a New York Corporation formed on May 12, 1976, determined that it would be in the best interests of Fingermatrix to reincorporate Fingermatrix in Delaware and that such reincorporation would be accomplished through the merger of Fingermatrix with and into its wholly-owned subsidiary, The Finx Group, Inc. ("The Finx Group", the "Company" or the "Registrant"), a Delaware Corporation formed on June 6, 2000 ("The 2000 Finx Group Merger"). On June 23, 2000, the Fingermatrix Board of Directors approved a merger agreement between Fingermatrix and The Finx Group (the "2000 Finx Group Merger Agreement"), which became effective as of July 14, 2000 upon the written consent of a majority of the Fingermatrix shareholders consisting of The Trinity Group, Inc. ("Trinity"), a privately owned Delaware corporation owned by The Trinity Group-I, Inc. ("Trinity-I") and five other shareholders. Trinity-I is owned by Lewis S. Schiller (Mr. Lewis Schiller), Fingermatrix's and The Finx Group's Chairman and Chief Executive Officer.

The Board of Directors fixed the close of business on June 30, 2000 as the record date for purposes of consummating the terms of the 2000 Finx Group Merger Agreement. Fingermatrix reported the 2000 Finx Group Merger in an Information Statement under Section 14 of the Securities and Exchange Act of 1934 and on or about July 14, 2000, such Information Statement was sent to the shareholders of record as of June 30, 2000.

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

Pursuant to the 2000 Finx Group Merger Agreement, each outstanding ten shares of Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series A 2% Voting Convertible Preferred Stock was automatically converted into 742.8 shares of Fingermatrix Common Stock and then each outstanding ten shares of such Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series B 4% Preferred Stock automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable Series A 4% Preferred Stock. Each outstanding option or warrant to purchase ten shares of Fingermatrix Common Stock was converted into an option to purchase one share of The Finx Group's Common Stock. The By-Laws of Fingermatrix continued in force as the By-Laws of The Finx Group and the directors and officers of The Finx Group are the same as those of Fingermatrix.

1999 SES Merger

On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares (10,571,607 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 6,956,693 shares (69,566,934 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock).

Upon the conclusion of the 1999 SES Merger, by virtue of SES's ownership of all of the issued and outstanding shares of capital stock of Sequential Electronic Systems, Inc. ("Sequential"), and S-Tech, Inc. ("S-Tech") and 39.1% of the issued and outstanding shares of capital stock of FMX Corp. ("FMX"), Fingermatrix succeeded to the ownership of these entities, which became second tier subsidiaries of Fingermatrix. The former stockholders of Fingermatrix retained a 10% ownership interest in Fingermatrix consisting of 942,839 shares (9,428,393 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock.

The 1999 SES Merger is accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes, whereby the equity of SES, as the predecessor company, and Fingermatrix, as the acquired company, have been recapitalized and the accompanying financial statements, and any financial data included herein, reflect the results of operations of Fingermatrix and SES from the date of the 1999 SES Merger forward and the results of operations and cash flows of SES prior to the date of the 1999 SES Merger.

The Finx Group

The Finx Group holds controlling investments in its subsidiaries that operate, or intend to operate, in seven distinct business segments. The Finx Group's business is conducted by Mr. Lewis Schiller, who is employed as the Company's Chief Executive Officer and President, and Grazyna B. Wnuk ("Ms. Wnuk"), who is employed as the Company's Vice-President. Both Mr. Schiller and Ms. Wnuk are members of the Company's Board of Directors on which Mr. Schiller serves as its Chairman and Ms. Wnuk serves as its Secretary.

Mr. Schiller and Ms. Wnuk, along with strategically assigned consultants, provide The Finx Group's subsidiaries with management, financial, legal and administrative services. Commencing July 1, 2000, The Finx Group charges its subsidiaries, a monthly consulting fee for the services provided to them. During 2000, such intersegment consulting fees for the year ended December 31 2000 aggregated $450,000.

The seven separately identified business segments that The Finx Group manages are as follows:

      -Electro-Mechanical and Electro-Optical Products
      -Specialized Vending Machines and Avionics Equipment
      -Fingerprint Identification Technologies
      -Secured Entrance Systems (Ingress/Egress)
      -Internet Marketing
      -Web Based Development Solutions
      -Application Service Provider

Electro-Mechanical and Electro-Optical Products

Electro-Mechanical and Electro-Optical Products reflects the activities of Sequential Electronic Systems, Inc. ("Sequential"), a Delaware Company formed in 1985. As a result of the 1999 SES Merger, The Finx Group owns all of Sequential's issued and outstanding common stock. The Finx Group also owns all of Sequential's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Sequential's board of directors.

During 2000 and 1999 the revenues of Sequential were $2.406 million and $2.056 million, respectively. Sequential is engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Optical encoders are utilized by manufacturers whose manufacturing processes require highly accurate positioning of manufactured components. Encoders are also used as position sensors on computer numerically controlled machinery and equipment, in packaging machinery for industries such as food packaging and paper products manufacturing and as measurement devices on certain medical equipment. The encoders manufactured by Sequential are also sold to the U.S. Government for a variety of military uses including position transducers for the Multi-Launch Rocket System and the Patriot Missile Defense System. Sequential's encoders are also utilized in the NEXRAD weather system as position transducers on the system's radar antennas. Sequential's high-resolution encoders provide azimuth and elevation data on the National Aeronautics and Space Administration's telemetry tracking antennas that are located around the world and used to track missiles, rockets and satellites.

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

Because both the government and commercial applications of the technology in Sequential's products are highly specialized, there are a limited number of competitors for Sequential's high-resolution encoders, which utilize a highly specialized technology. However, many of the competitors of Sequential have greater financial, technical, manufacturing, marketing and other resources. Sequential faces competition from numerous companies engaged in the manufacture and sale of encoders, including BEI Sensors and Systems Co., Computer Optical Products, Inc., Danpher Controls, Dynamics Research Corp. and Encoder Products Co.

Specialized Vending Machines and Avionics Equipment

Specialized Vending Machines and Avionics Equipment reflects the activities of S-Tech, Inc. ("S-Tech"), a Delaware Company formed in 1992. As a result of the 1999 SES Merger, The Finx Group owns all of S-Tech's issued and outstanding common stock. The Finx Group also owns all of S-Tech's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of S-Tech's board of directors.

During 2000 and 1999 the revenues of S-Tech were $401,000 and $567,000, respectively. S-Tech designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech has supplied such vending machines to a variety of customers, including Con Edison, Netsmart Technologies, Inc. (as a sub-contractor for San Diego Gas & Electric Co.), Objectsoft Corp. (as a subcontractor for New York City), NYNEX, Kuwait Telecard, Pace Communications Corp., Cable and Wireless, and Kinko's.

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

Many of S-Tech's competitors have far greater financial, technical, manufacturing, marketing and other resources. While the majority of avionics products sold by S-Tech require vendors to qualify and obtain a QPL designation before they are eligible to bid and sell such products, S-Tech faces competition from several companies engaged in this business, among which are Allied Signal Corp., Amatek Corp. and Aircraft Instrumentation Corp. The vending products manufactured and sold by S-Tech face competition from numerous competitors inasmuch as the vending machine industry is highly competitive. Among such competitors are Opal Manufacturing Ltd., Advanced Games & Engineering, Inc., Vendtek Industries, Inc., and Technik Manufacturing, Inc. S-Tech seeks to diminish the impact of such competition by supplying products that are custom designed to suit the needs of its customers.

Fingerprint Identification Technologies

Fingerprint Identification Technologies reflects the activities of FMX, Corp. ("FMX"), a Delaware Company formed in 1996. As a result of the 1999 SES Merger, The Finx Group owns 39.1% of FMX's issued and outstanding common stock. Michael Schiller, FMX's Chief Technical Officer and brother to Mr. Lewis Schiller owns 49.9%, Mr. Lewis Schiller owns 4%. Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of FMX's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of FMX's board of directors.

FMX is a development stage company engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control. Potential applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. In addition a miniaturized variation of the fingerprint scanner is being developed which can be integrated with security access systems for the Internet.

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

To date, several prototypes of these systems have been produced. In the event the Company is able to provide FMX with sufficient additional funding, FMX intends to complete the development of these systems and "beta-test" these systems with the FBI and other law enforcement agencies. While FMX anticipates that it would complete the engineering, development and testing of these systems within a few months after it receives sufficient funding, the Company cannot provide any assurances as to whether FMX will be provided with a sufficient amount of funding or, if so, whether or when such developmental, engineering and testing activities would be completed, whether the test results would be successful, or whether or when any revenues or profits from sales of such products would be derived.

If and when FMX develops any commercially viable system or product utilizing such proprietary fingerprint identification technology, it intends to market any such product or system initially for law enforcement and access control applications. FMX intends to engage sales representatives and distributors to assist with the marketing of any such product or system, to participate in trade shows and to seek to market such products or systems in partnership with major law enforcement system original equipment manufacturers. Inasmuch as FMX has not developed any such product or system, which may be marketed, the Company cannot provide any assurance as to the success of any such marketing efforts or the degree of acceptability that any such product or system may achieve in the marketplace.

The fingerprint identification technology being developed by FMX is the subject of several United States patents issued to the Company, including a broad patent awarded in March 2001 covering significant advances in electronic finger printing. While the Company believes that patent and other intellectual property protection is important to the proposed activities of FMX, no assurance is provided as to the scope or validity of any existing or future patents or other intellectual property rights of FMX.

On July 24, 2000, FMX delivered its fingerprint scanning device to the U.S. State Department in Washington, D.C. for evaluation for varied applications within the State Department including providing access control to a secured entrance system that was delivered by Secured Portals to the State Department on the same date. FMX is awaiting the results of such evaluation.

If and when FMX develops a commercially viable product or system, it will face competition from many companies with other types of biometric or other fingerprint identification products or systems, most of whom have far greater financial, technical, manufacturing, marketing and other resources than FMX. Subsequent to December 31, 2000, a broad patent was issued to FMX covering three dimensional fingerprint imaging.

Secured Entrance Systems (Ingress/Egress)

Secured Entrance Systems reflects the activities of Secured Portal Systems, Inc. ("Secured Portals"). Secured Portals is a Delaware Company formed in August 1999 whereby The Finx Group owns 89% of Secured Portals' issued and outstanding common stock, Mr. Lewis Schiller owns 4%, Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of Secured Portals' issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Secured Portals' board of directors.

Secured Portals was formed for the purpose of entering into an agreement with a subsidiary of Georal, GIL Security Systems, Inc. ("GIL"). Georal designed, developed and has commenced the marketing of an unattended secure entrance and egress system designed to prevent or restrict access to buildings and facilities (the "Georal Security Systems"). The Georal Security Systems are designed to operate with a variety of detection software to prevent access to buildings and facilities by individuals who are in possession of weapons, metals, bombs, or drugs or are not able to identify themselves properly. The Georal Security Systems utilize a proprietary software system designed and owned by Georal in conjunction with a specially designed secure portal entry door or chamber. The Georal Security System does not require an attendant to monitor or operate the system. To date, the Georal Security Systems have been marketed to a limited number of customers. The Georal Security System is currently installed at the American Airlines terminals located in Dallas-Ft. Worth Airport, Chicago's O'Hare Airport and Newark International Airport, at a CitiBank facility located in Englewood, New Jersey and in the visitor's facility at the prison at Rikers Island, New York. Georal manufactures the Georal Security Systems at its facility located in Whitestone, New York.

On September 13, 1999, Secured Portals entered into an exclusive licensing agreement with GIL pursuant to which Secured Portals was engaged as the exclusive distributor for the Georal Security Systems for a term commencing as of September 1, 1999 and expiring on August 31, 2009 (the "Georal Exclusive Licensing Agreement"), to certain categories of customers specified in the Georal Exclusive Licensing Agreement, including certain agencies of the federal government, embassies, department stores and retail stores located in the United States, the State of Israel, NCR Corp. and Sun Microsystems.

As an inducement to obtain the Georal Exclusive Licensing Agreement, the Company also entered into a stock purchase agreement with GIL on September 13, 1999 (the "GIL Stock Purchase Agreement") pursuant to which the Company issued to GIL 14,134 shares of its Series A Preferred Stock (convertible into 1,049,873 shares (10,498,735 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock) of which 997,737 shares were in exchange for the licensing rights and 52,136 shares were in exchange for 1,000,000 shares of the outstanding common stock of GIL. The GIL Shares represented 1% of the outstanding common stock of GIL at the time the Company entered into the GIL Stock Purchase Agreement.

Secured Portals proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the

Georal Security Systems will be domestic and foreign government purchasers as well as commercial users.

The Company believes that the Georal Security System is unique in that it operates without any requirement for the presence or supervision of an attendant, is the only unattended secured entrance system approved by the Federal Aviation Administration and the only such system with a Government Security Access number for high security facilities. Nevertheless, the Georal Security System will face competition from numerous companies that restrict or control access to defined areas, including manufacturers of magnometer or attended operated entrance portals or systems. In addition, because Secured Portals intends to distribute the Georal Security Systems to government agencies, it will be required to establish itself as a reliable vendor and otherwise meet qualifications and standards established by the government with respect to its vendors. Many of the entities with which Secured Portals will compete for such government business have established products and reputation and credibility with the government.

In March 2001, the Georal Security System passed preliminary U.S. State Department forced entry and ballistics tests. The systems require final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad.

Internet Marketing

Internet Marketing reflects the activities of Starnet365.com, Inc. ("Starnet365.com"). During 2000, Starnet365.com's revenues were $367,000. Starnet365.com is a Delaware company that was originally organized as Cue 365.com, Inc. on April 20, 2000 by Trinity. On May 25, 2000, Trinity changed Cue365.com, Inc.'s name to Starnet365.com, Inc. and effected a spin-off of Starnet365.com as a result of which The Finx Group owns 69.5% of Starnet365.com's issued and outstanding common stock, Starnet365.com's executives and employees own 22.05% (including 6.11% and 4.28% owned respectively by Mr. Lewis Schiller and Ms. Wnuk) and members of Mr. Lewis Schiller's family own the remaining 8.45%. The Finx Group also owns all of Starnet365.com's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Starnet365.com's board of directors.

Starnet365.com is an internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base which enables its users to comparative shop products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction processing fees related to the sale of merchandise on the websites.

Starnet365.com's primary competition is expected to come from two sources:
E-Commerce and network marketing. Starnet365.com believes that most network marketing companies have an Internet presence. However, the majority of such presence, exists in two forms: (1) advertising where ultimate marketing is still face-to-face, and (2) the sale of link sites whereby blank sites are sold and the purchaser must build the site and link other companies' products to the site. Starnet365.com believes that it can differentiate Starnet365.com by providing representatives with websites that directly sell actual products and services. Starnet365.com can further differentiate itself from other network marketing programs by offering unprecedented training and mentoring.

Starnet365.com intends to provide its independent representatives with an opportunity to own and operate an E-Commerce website offering a variety of products and services. An individual attempting to establish an E-Commerce business on his own could spend over $100,000 for web development, employees, other technical costs and added overhead. In addition, such an individual would incur ongoing costs for taking orders, processing transactions and maintaining technical support for web hosting activities. Starnet365.com intends to offer a completely integrated E-Commerce business for a fraction of the cost that an individual would incur to establish an E-Commerce business on their own.


Application Service Provider

On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. Shopclue.com is a Delaware Company organized in July 1999. During 2000 Shopclue.com's revenues were $64,000 of which $44,000 were generated from the date of acquisition through December 31, 2000. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768 million. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and as a result, the Company incurred non cash expense for of $4.768 million. As of December 31, 2000, the Company owned 34.24% of Shopclue.com's common stock and all of its issued and outstanding preferred stock which gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Shopclue.com's preferred stock that gives the Company the right to elect a majority of the Shopclue.com board of directors.

Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. Shopclue.com is headquartered in Armonk, New York. Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and vice-chairman, developed the Shopclue.com concept and remains a significant shareholder of Shopclue.com and will continue to serve as an executive of Shopclue.com.

Web Based Development Solutions

On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, Inc. ("Biz Chase") from Trinity. Biz Chase, a Delaware company organized in July 2000, is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Biz Chase's preferred stock that gives the Company the right to elect a majority of the Biz Chase board of directors. Biz Chase's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees.

Research and Development

During 2000, the Company incurred $156,000 of identified research and development expense, all of which was charged to operations.

Employees

The Company currently employs approximately 50 persons, including the executive officers of The Finx Group and its subsidiaries. None of the Company's employees are represented by a union and management considers relations with its employees to be good.

RISK FACTORS

We Have a History of Losses and Cash Flow Deficit

Operating losses have increased during the two years ended December 2000 and as of December 31, 2000 the Company has a stockholders deficiency of $6.514 million. We expect to incur additional losses during the time period in which the Company is developing products and markets for its subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.


Limited Market for Our Common Stock

Currently, our Common Stock trades on the National Association of Securities Dealers Automated Quotation System Over-the- Counter Bulletin Board (the "NASDAQ Bulletin Board"). By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities, which are owned by them. Currently, we do not meet the financial and other requirements for a NASDAQ SmallCap, listing. Apart from specific financial criteria that we would have to comply with in order to obtain such listing, there are other corporate governance criteria that must be satisfied in order to obtain any such listing. Among such corporate governance requirements is the requirement that there be no disparity in the voting rights of the holders of the Common Stock. At the present time, Trinity owns all of the outstanding shares of our Series B Preferred Stock. The holder of our Series B Preferred Stock has the right to elect a majority of the Board of Directors. The NASDAQ may consider the issuance of the Series B Preferred Stock as a violation of their voting rights rules and policy. The failure to comply with NASDAQ's voting rights rules or policy or any of its other applicable regulations relating to transactions engaged in by us may result in sanctions. Any such actions by NASDAQ could further limit the market for our Common Stock.

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

Our Company is Subject to Control by a Principal Stockholder

Trinity Group, Inc. ("Trinity") has advanced significant funds to the Company and its subsidiaries and owns a controlling interest in the Company. Trinity is solely owned by Trinity Group-I, Inc. ("Trinity-I"), which is solely owned by Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company. All of the shares of Trinity-I owned by Mr. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own a significant interest in the Company's outstanding Common Stock. In addition, Trinity owns all of our outstanding Series B Preferred Stock, which entitles it to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in Trinity-I to a third party. In the event of such a sale by Mr. Schiller, such third party may be able to control the affairs of the Company in the same manner that Mr. Schiller is able to do so by virtue of his ownership of Trinity-I. Any such sale may adversely affect the market price of the Common Stock and could adversely affect our business, financial condition or results of operations.

A Significant Portion of the Net Proceeds of Any Potential Financing May Be Used for the Payment of Related Party and Other Indebtedness and for Salaries of Executives and Key Personnel

Trinity, Trinity-I and Carol Schiller have advanced significant funds to the Company and its subsidiaries. A portion of the proceeds of any potential financing may be used to repay some or all of the amounts owed to these related parties. In addition, it is possible that a substantial portion of the proceeds from any potential financing would be allocated for general corporate purposes, including working capital, would be used to pay the salaries of certain of our officers and other key personnel.

We Require Additional Financing for Our Business Activities

We currently have limited operating capital and inability of the Company to obtain a significant financing may adversely affect our business and no assurances are made that any such financing will occur, or that if any financing is completed that additional financing will not be required.

We May Use a Significant Portion of the Proceeds from this Offering to Fund New Businesses

A significant portion of the proceeds received from any financing would be expended on companies which have little or no current operating history. We cannot provide assurances that, despite the expenditure of a substantial portion of the net proceeds of any potential financing for the future operations of these entities, that their operations will prove successful.

We Have Granted Significant Benefits Under Certain Existing and Proposed Employment Agreements

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

The Proposed Activities of FMX Will Be Dependent Upon Patent Protection

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

Presently, such technology is the subject of six United States patents including a broad patent awarded in March 2001 covering significant advances in electronic finger printing. We have not filed for and do not have patent protection for such technology in any foreign country. We cannot be assured that others have not already obtained, or will not in the future obtain, patent protection for fingerprint identification technologies which are the same as or substantially similar to the fingerprint identification technology of FMX. We also cannot be assured that the pending United States and foreign patent applications, or any future United States or foreign patent applications which we may file in connection with such technology, will result in issued patents or that if any such patents issue, that the scope or validity of such patents, or the existing United States patents referred to above, will not be challenged in the future (or that the scope of any such patents will prevent third parties from developing competing products).

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

We Cannot Predict Market Acceptance for Our Proposed Products

Any products that we may develop in the future utilizing the security, fingerprint identification and website marketing ideas, techniques or technologies which are the subject of the proposed activities of Secured Portals, FMX or Bizchase may not gain market acceptance. The degree of acceptance of any such products that we may develop in the future will depend upon numerous factors, including demonstration of the advantages, uniqueness and reliability of such products, their cost effectiveness, the potential barriers to market entry by alternative products, marketing and distribution support and the financial ability and credibility of such entities.

The Business in Which We Intend to Engage in is Subject to Intense Competition

We will face intense competition from numerous companies which are developing, producing and marketing products for securing access to buildings and facilities, products incorporating fingerprint identification technologies for law enforcement and other secure access purposes and products for website marketing which will directly compete with the proposed products of Secured Portals, FMX and Shopclue.com. We currently face competition from other companies engaged in the manufacture and sale of products similar to those manufactured and sold by Sequential and S- Tech.

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

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

Currently we have 12,787,885 shares of our Common Stock outstanding. Except for the 942,839 shares of our Common Stock all of the remaining 11,845,074 outstanding shares of Common Stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. The aforementioned 942,839 shares of our Common Stock are freely tradable without restriction or further registration under the Securities Act. Approximately 8,970,170 of the restricted shares will be eligible for sale, without registration under Rule 144 (subject to certain volume limitations prescribed by such Rule) commencing on April 29, 2001. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of issuance.

In addition, we have granted "piggy-back" registration rights with respect to the 1,049,8745 shares of Common Stock issued to obtain the Georal Exclusive Licensing GIL, "piggy-back" registration rights with respect to the 1,000,032 shares of Common Stock issued to Blake Schiller upon consummation of the acquisition of Shopclue.com. Upon registration, all shares, which are registered will become fully tradable without restriction.

Furthermore, the Company has options and warrants to purchase 1,757,000 shares of common stock. 300,000 of such warrants carry cashless provisions and will be eligible for sale, without registration under Rule 144 (subject to certain volume limitations prescribed by such Rule) commencing on April 29, 2001. We cannot predict the effect, if any, that sales of any of such shares of Common Stock or the availability of such shares of Common Stock for sale will have on the market prices for the Common Stock prevailing from time to time.

We Do Not Intend to Pay Any Dividends on the Common Stock in the Foreseeable Future

We currently intend to retain all future earnings, if any, to finance our current and proposed business operations and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The holder of our Series B Preferred Stock have rights senior to the holders of Common Stock with respect to any dividends. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

Two of Our Subsidiaries Have Outstanding Significant Delinquent Payroll Taxes
Due

Sequential and S-Tech have an aggregate of $525,000 of delinquent payroll taxes. Such delinquencies could have an adverse impact on the Company's ability to obtain additional financing.

The Liability of Our Officers and Directors to Us and Our Shareholders is
Limited

The applicable provisions of the Delaware Business Corporation Law ("BCL") and our Certificate of Incorporation limit the liability of our officers and directors to us or our shareholders for monetary damages for breaches of their fiduciary duties to us, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the BCL and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. As a result of these provisions, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders.

Dependence on Key Suppliers

Should any of the Company's key suppliers experience difficulty in providing product in a timely manner, this could adversely effect the Company's revenues and reputation in the market. Additionally, the failure on the part of these suppliers to develop and manufacture or supply new or enhanced products or software that meet or anticipate technological changes on a timely and cost-competitive basis could have a materially adverse effect on the Company's financial condition and results of operations.

Reliance on Management

While investors have voting rights, they will not be able to take a direct role in the management of the Company. The success of the Company and the business of the Company is contingent on the judgment and expertise of the directors and officers of the Company and its subsidiaries and on the Company being able to retain its senior management team, some of who are approaching retirement age.

Dependence on Key Personnel

The Company's success will also depend to a significant extent upon the skills of certain key personnel. The Company's failure to attract replacement or additional qualified employees or to retain the services of key personnel could adversely affect the Company's business.

Limited Liquidity

Each investor should be fully aware of the long-term nature of his investment in the Units and the lack of liquidity of his investment. Because the Common Stock are being sold in reliance upon an exemption from the 1933 Securities Act ("Act") and applicable state securities laws, the Units may not be re-sold unless they are subsequently registered under the Act and applicable state securities laws or an opinion of counsel satisfactory to the Company is delivered to the Company to the effect that such registration is not required. Although it may be possible under certain circumstances for an investor to dispose of the Units owned by him, he would need to comply with the provisions of Rule 144 which requires a minimum holding period of one year. Holders of the Units may not be able to liquidate their investments in the event of an emergency or for any other reason. In addition, the transfer of the Units Stock may result in adverse tax consequences to the transferor.

Computer Viruses

The growth of the Internet has also seen the unwelcome growth of computer viruses. Whilst many of these viruses inflict nuisance value when attacking there are a growing number of malicious viruses that can bring down whole computer systems. There is no guarantee that the Company will not fall victim to viruses or that its business will not be severely affected or prevent the services from operating completely.

Starnet Will Be Subject to Regulatory Scrutiny of Network Marketing Systems

Our proposed network marketing model is subject to a variety of governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within a marketing organization is based on sales of products rather than investment in the organization. These laws and Federal Trade Commission ("FTC") regulations include the federal securities laws, matters administered by the FTC and various state anti-pyramid and business opportunity laws. Although we believe that our proposed business has been designed to be in compliance with all such laws and regulations, our proposed business will be subject to the risk that, in one or more of our future markets, our marketing system or the conduct of certain independent representatives could be found not to be in compliance with applicable laws or regulations. Failure by our business or independent representatives to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. The cost of compliance, in any event, is likely to be significant and could impact adversely on our profits, if any. As of the date of this Memorandum we have not received an opinion of counsel affirming the legality of our network marketing model and no assurance is given that we will receive such opinion in the future.

We Could Be Subject to Potential Uninsured Liability

The network marketing business as well as electronic commerce involve potentially significant risks of statutory, contractual and common law liability. We intend to obtain liability, property and business interruption insurance. We may not have sufficient funds with which to purchase and/or maintain such insurance. We plan to operate in a professional and prudent manner to reduce potential liability. Nevertheless, an uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on us. In addition, the lack of or the inability to obtain insurance of the type and in the amounts required could impair our ability to enter into certain contracts, which may be, in certain instances, conditioned upon the availability of adequate insurance coverage.

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

Secured Portal Systems conducts its activities at Sequential's Elmsford, New York facilities. SPS intends to lease offices in Boca Raton, Florida from an independent third party.

Shopclue.com and Bizchase, Inc. conduct their activities at 80 Business Park Drive, Suite 308, Armonk, New York 10504 where it currently occupies approximately 1,200 square foot office facility, which is leased from an independent third party pursuant to a lease which expires on December 31, 2002.

The Finx Group and Starnet365.com conduct their business in Boca Raton, Florida in space provided the Company's Chief Executive Officer at no cost to the company.

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

                                     Bid Prices
                                     ----------
Current period from             High            Low
                                ----            ---
 January 1, 2001 to
 April March 31, 2001          $2.00           $0.50

Quarter ended

March 31, 2000                $10.00           $3.10
June 30, 2000                  $5.60           $1.88
September 30, 2000             $6.25           $2.25
December 31, 2000              $2.63           $0.63

March 31, 1999                 $0.75           $0.26
June 30, 1999                  $4.30           $0.50
September 30, 1999             $6.70           $1.80
December 31, 1999              $5.70           $2.50


We have authorized 50,000,000 of our $0.01 par value common stock. As of March 29, 2001, there were approximately 2,700 holders of record of the Company's common stock.

The Company has not paid dividends on common stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the expansion of its operations and for general corporate purposes, including future acquisitions.

During 1999, the Company issued to Trinity 1,000 shares of its Series A Preferred Stock. The Series A Preferred Stockholders are entitled to annual dividends of 4% per share, currently $40 per annum. The Series A Preferred Stock has the right to vote upon all matters as the Common Stockholders and gives Trinity the right to elect a majority of the Board of Directors of the Registrant.

As of the date of this report, 11,845,046 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule

144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.



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

Results of Operations

As more fully disclosed in the footnotes to the financial statements, Fingermatrix has four identifiable business segments. The following table sets forth the results of operations of these segments for 2000 and 1999.

For the years ended December 31,                    2000              1999
--------------------------------------------------------------------------
Revenues:
Electro-Mechanical and Electro-
 Optical Products                              2,406,000         2,056,000
Specialized Vending Machines
 and Avionics Equipment                          401,000           567,000
Fingerprint Identification Technologies                -                 -
Secured Entrance Systems (Ingress/Egress               -                 -
Internet Marketing                               367,000                 -
Web Based Development Solutions                        -                 -
Application Service Provider                      44,000                 -
Corporate                                        450,000                 -
Intersegment charges                            (450,000)                -
--------------------------------------------------------------------------
Total revenues                                 3,218,000         2,623,000
==========================================================================

For the years ended December 31,                    2000              1999
--------------------------------------------------------------------------
Operating loss:
Electro-Mechanical and Electro-
 Optical Products                                (58,000)       (1,427,000)
Specialized Vending Machines
 and Avionics Equipment                         (478,000)         (456,000)
Fingerprint Identification Technologies         (296,000)         (218,000)
Secured Entrance Systems (Ingress/Egress)       (201,000)          (78,000)
Internet Marketing                              (669,000)                -
Web Based Development Solutions                 (448,000)                -
Application Service Provider                    (312,000)                -
--------------------------------------------------------------------------
                                              (2,462,000)       (2,179,000)
Corporate costs and expenses                  (5,732,000)         (967,000)
Intersegment charges                                   -                 -
--------------------------------------------------------------------------
Total operating loss                          (8,194,000)       (3,146,000)
==========================================================================

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

Sequential's revenues for 2000 increased $350,000,or 17%, from $2.056 million for 1999 to $2.406 million for 2000. Sequential's 2000 gross profit was $696,000, or 28.9%. Sequential's 1999 gross profit was $545,000, or 26.5% of sales. For 1999, Sequential's operating loss includes a $972,000 charge for uninsured inventory losses, which were the result of a flood. Sequential's other operating expense decreased $247,000, or 24.5% from $1.001 million for 1999 to $754,000 for 2000. The 2000 operating expense includes $90,000 of management fees charged by The Finx Group. As a result of the above, Sequential's operating loss decreased by $1.369 million, or 95.9%, from $1.427 million for 1999 to $58,000 for 2000.

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

S-Tech's revenues for 2000 decreased $166,000,or 29.2%, from $567,000 for 1999 to $401,000 for 2000. S-Tech's gross profit was a negative $299,000, or 74.5% of sales for 2000 and $101,000, or 17.8% of sales, for 1999.. S-Tech's cost of sales included charges for increased slow moving inventory reserves of $400,000, or 99.7% of sales, for 2000 and $258,000, or 45.5% of sales, for 1999. S-Tech's operating expense decreased $177,000, or 49.7% from $356,000 for 1999 to $179,000 for 2000. S-Tech's operating expense included $3,000 of research and development costs. As a result of the above, S-Tech's operating loss increased by $22,000, or 4.8%, from $456,000 for 1999 to $478,000 for 2000.

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

FMX did not have any revenues or gross profits for 2000 and 1999. FMX's operating expenses, and therefore its operating losses, increased $78,000, or 38.8%, from $218,000 for 1999 to $296,000 for 2000. During 2000 the expenses include $90,000 of management fees charged by The Group. The remaining costs consist primarily salaries to FMX's president and consulting fees to engineers.

Secured Entrance Systems (Ingress/Egress)

The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. In March 2001, the Georal Security System passed preliminary U.S. State Department forced entry ballistics tests. The systems require final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad.

Secured Portals did not have any revenues or gross profits during 2000 or 1999. Secured Portals operating expense, and therefore its net operating loss increased $123,000, or 157.6%, from $78,000 for 1999 to $201,000 for 2000.
During 2000, Secured Portal's operating expense included $90,000 of management fees charged by The Finx Group.

Internet Marketing

Internet Marketing reflects the activities of Starnet365.com. Starnet365.com is an Internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base, which pays commissions and which enables its users to comparative shop in excess of 7 million products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction processing fees related to the sale of merchandise on the websites.

During 2000, Starnet365.com generated revenues of $367,000 resulting in gross profits of $329,000, or 89.6%. A significant portion of Starnet365.com's revenues in 2000 were sales of tutorials which have a low cost of sales component. Other revenues were from the sale of logo items. Operating expenses of Starnet 365.com for 2000 were $998,000 which included $82,000 of research and development related to web design and development, $295,000 of selling expense, primarily commissions on product sales, $90,000 of management fees charged by The Finx Group and $522,000 of other general and administrative costs, which were primarily legal and consulting fees required to establish the marketing plan. As a result of the above, Starnet365.com incurred an operating loss of $669,000 for 2000.

Application Service Provider

Application Service Provider reflects the activities of Shopclue.com. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants.

The consolidated statement of operations for 2000 only includes Shopclue.com's operating activities from the date of acquisition through December 31, 2000. During 2000, Shopclue.com's total revenues were $64,000 of which $44,000 is included in the consolidated results resulting in $32,000 of gross profit. Shopclue.com's total operating expense for 2000 was $933,000 of which $538,000 is included in the consolidated results. Shopclue.com's operating expense includes $72,000 of research and development costs and a significant amount of salaries paid to software developers and marketers. Shopclue.com's total operating loss for 2000 amounted to $901,000 of which $311,000 is included in the consolidated results.

Web Based Development Solutions

Web Based Development Solutions reflects the activities of Biz Chase. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees.

Biz Chase was organized and acquired in July 2000 and did not have any revenues or gross profits during 2000. Biz Chase's operating expense, and therefore its net operating loss for 2000 was $448,000. Operating expense included $90,000 of management fees charged by The Finx Group, $52,000 of depreciation and amortization related to computer equipment and software development costs and $306,000 of other general administrative costs, a significant portions of which is the cost of software developers.

Corporate costs and expenses

Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During 2000, The Finx Group recorded $450,000 of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's 2000 operating expense amounted to $6.182 million. In 2000, The Finx Group incurred non cash expense for the issuance of stock to acquire

Shopclue.com. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, The Finx Group's Chief Executive Officer and Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768 million. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and as a result, The Finx Group incurred non cash expense of $4.768 million. Other non cash expense items included $161,000 related to the issuance of non employee stock options and $28,000 from the issuance of stock to pay certain commissions of its subsidiary, Sequential. Other significant operating expense items included $148,000 from the write-off of deferred offering costs related to an unconsummated private placement offering of The Finx Group's preferred stock, $400,000 in accrued and unpaid salaries owed to Lewis Schiller and Grazyna Wnuk, The Finx Group's officers, $124,000 of legal fees, $119,000 of accounting and auditing fees, $114,000 of consulting fees and $66,000 of public relations costs.

As a result of the 1999 SES Merger and its treatment as a reverse acquisition, all of the activities of Fingermatrix, the predecessor company, prior to the April 28, 1999 SES Merger were recapitalized into equity and are not reflected in the results of operations. As a result, the 1999 operating expense, and therefore the operating loss, of the holding company, of $967,000 reflects only the expense and costs incurred from April 28, 1999 through December 31, 1999. Significant operating expense for 1999 includes accrued and unpaid salaries of $200,000 owed to Lewis Schiller and Grazyna B. Wnuk, $188,000 of legal fees and $181,000 of consulting fees

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees

Interest expense and financing fees for 2000 includes $163,000 related to Sequential's revolving line of credit and $45,000 related to Sequential' delinquent payroll taxes. Interest expense and financing fees for 1999 is $205,000 related to Sequential's revolving line of credit.

On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999. On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000. From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended. In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit.

Interest Expense and Factoring Fees, Related Parties

Interest expense and financing fees on related party notes increased $253,000 from $84,000 for 1999 to $337,000 for 2000. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000 and 1999, aggregated $4.208 million and $1.532 million. Interest accrued on such notes are generally calculated at 9% and as of December 31, 2000 $332,000 of such interest remains unpaid.

Minority Interest in Loss of Consolidated Subsidiaries

The minority interest represents the losses of its subsidiaries that have been apportioned to the minority interest holders. The amount of loss apportioned to the minority interest holders is limited to the amount of investment that such minority holders have made into the subsidiaries. For 2000 and 1999, the minority interest portion of such losses was $113,000 and $116,000, respectively, and as of December 31, 2000, cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests was $967,000.

Extraordinary Loss on Debt Extinguishments

The Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. Using the Black-Scholes option valuation formula, the 6,346 Series A Preferred shares were valued at $1.077 million, resulting in $429,000 of compensation expense. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. Using the Black-Scholes option valuation formula, the 268 Series A Preferred shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred shares exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock, and presented in the financial statements as an extraordinary item. As of December 31, 2000, all of such Series A Preferred Shares were converted into common stock.

Net Loss

As a result of the above, the Company incurred a consolidated net loss of $8.579 million, or $1.27 per common share, for 2000 and $3.774 million, or $2.28 per common share for 1999.


Financial Condition - Liquidity and Capital Resources

As of December 31, 2000 the Company had a working capital deficiency of $6.911 million. Approximately $5.140 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $600,000 owed to Lewis Schiller and Grazyna Wnuk, $4.54 million owed in the aggregate to Trinity, its controlling stockholder, Universal International, Inc., a company owned by Grazyna Wnuk, E. Gerald Kay, a former director, and members of Lewis Schiller's family, for advances and loans made to fund the operations of the Company.

During 2000, the Company used $1.489 million for operating activities and $251,000 for investing activities and generated $1.665 million from financing activities. Two of the Company's subsidiaries, Sequential and S-Tech have an aggregate of $525,000 of delinquent payroll taxes. Such delinquencies could have an adverse impact on the Company's ability to obtain financing. The Company has issued its stock in order to make its recent acquisitions and is pursuing various financing sources with which to fund future operating activities. In March 2001, the Company initiated a private placement offering of its common stock, however, as of April 13, 2001, the Company has not received closed any sales of securities and no assurances can be given that any proceeds will be derived from such offering.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2000 and as of December 31, 2000 has a working capital deficiency of $6.911 million and capital deficiency of $6.514 million. During 2000 and 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Item 7. Financial Statements and Supplementary Data

The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective for its fiscal year commencing January 1, 2000, the Company has changed its independent auditors from Cornick, Garber & Sandler, LLP (the "Former Accountant") to Moore Stephens, PC (the "New Accountant").

The Former Accountant was dismissed. The report of the Former Accountant for the consolidated balance sheet of The Finx Group, Inc. (formerly known as Fingermatrix, Inc.) and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 did not contain an adverse opinion or a disclaimer of an opinion, nor was it modified as to audit scope or accounting principles. The opinion was, however, qualified by the assumption that the Company will continue as a going concern on the basis that; (1) the Company has a history of declining revenues and of net losses for the two years ended December 31, 1999, (2) as of December 31, 1999 the Company has a working capital deficiency of $2.241 million and a capital deficiency of $2.117 million and (3) the Company has relied on continuing financial support from its controlling stockholder. The opinion of the Former Accountant as of December 31, 1999 states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

The decision to change accountants was approved by the Company's Board of Directors. The Company has no audit committee.

During each of the two years in the period ended December 31, 1999 and the subsequent interim period since December 31, 1999, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. None of the events described in Item 304 (a)(i)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended, occurred during the Company's two most recent fiscal years and the subsequent interim period since December 31, 1999.

The New Accountant was engaged on July 19, 2000 to audit the Company's financial statements for its year ended December 31, 2000.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Management

Officers are elected by, and serve at the pleasure of, the board of directors. Set forth below is information concerning the directors and executive officers of the registrant as of the date hereof.

Name                   Age               Position with the Company
------------------------------------------------------------------
Lewis S. Schiller       70               Chief Executive Officer,
                                          President and Chairman of the Board
Grazyna B. Wnuk         37               Secretary, Vice-President and Director


Lewis S. Schiller was appointed Chairman of the Board, Chief Executive Officer and President of the Company on April 28, 1999. Mr. Schiller is also Chairman of the Board and a director of Sequential, S-Tech, FMX, Secured Portals, Starnet, Shopclue and Bizchase and is Chief Executive Officer of Secured Portals, Starnet, Shopclue and Bizchase. Mr. Schiller also serves as Chairman of the Board and Chief Executive Officer of Trinity-I. For more than five years prior to his resignation on April 2, 1998, Mr. Schiller served as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd., formerly Consolidated Technology Group Ltd., a public company, and as Chairman of the Board, Chief Executive Officer and a director of Sagemark's public and privately held subsidiaries. In April 1995, Mr. Schiller was appointed a director of Fingermatrix pursuant to Fingermatrix's Bankruptcy Plan of Reorganization, which was approved by the Federal Bankruptcy Court at such time. In March 1996, the Federal Bankruptcy Court confirmed a Plan of Reorganization for Fingermatrix and Mr. Schiller resigned as a director of Fingermatrix in October 1996.

Grazyna B. Wnuk ("Ms. Wnuk") was appointed Vice-President and Secretary of the Company on April 28, 1999. Ms. Wnuk was appointed a Director of the Company on November 19, 1999. Ms. Wnuk also serves as an officer and/or director of FMX, Secured Portals, Shopclue.com, Bizchase, Trinity and Trinity-I. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary and a director of Sagemark and all of its public and privately held subsidiaries.

Lewis S. Schiller, Ms. Wnuk and E, Gerald Kay received appointments to the board upon the resignations of Thomas T. Harding, Gordon R. Molesworth, Seth M. Lukash and Fred I. Sonnenfeld on April 28, 1999. During the 4th Quarter of 2000, Jay miller and Sy Flug were appointed to the Board of Directors. In the 1st Quarter of 2001, Messrs. Kay, Miller and Flug resigned from the company's board of directors. The Company was informed by Messrs. Kay, Miller and Flug that they would not be able to provide attention to the Company's affairs due to other business requirements.

Item 10. Executive Compensation

Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 2000 and 1999.

                                                         Awards           Payouts
                                                         ------           -------
                            Annual Compensation              Securi-
                            -------------------              ties
                                          Other    Restri-   Under-             All
                                          Annual   stricted  lying     LTIP     Other
Name and Principal                        Compen-  Stock     Options/  Payouts  Compen-
 Position            Year  Salary  Bonus  sation   Awards     SARs(#)   ($)     sation($)
------------------   ----  ------  -----  -------  ------    --------  -------  ---------

Lewis S. Schiller,
 Chief Executive
 Officer and
 President
 since April 28,    2000 $250,000(1)  --      --       --         --        --       --
 1999               1999 $125,000(1)  --      --       --         --        --       --

Grazyna B. Wnuk,
 Secretary since    2000 $150,000(2)  --      --       --         --        --       --
 April 28, 1999     1999  $75,000(2)  --      --       --         --        --       --


(1) Mr. Lewis S. Schiller's annual salary of $250,000 was approved by the Board of Directors effective July 1, 1999. The compensation listed for 2000 represents a full years salary and the compensation listed for 1999, represents such salary from July 1, 1999 through December 31, 1999. None of Lewis S. Schiller's salary was paid to him during 2000 or 1999 and all such unpaid amounts were accrued as an expense of 2000 in the Company's financial statements.

(2) Ms. Wnuk's annual salary of $150,000 was approved by the Board of Directors effective July 1, 1999. The compensation listed for 2000 represents a full years salary and the compensation listed for 1999, represents such salary from July 1, 1999 through December 31, 1999. None of Ms. Wnuk's salary was paid to her during 2000 or 1999 and all such unpaid amounts were accrued as an expense of 2000 in the Company's financial statements.

Employment Agreements

         As of December 31, 2000, the Company has not entered into the employment agreements with either Lewis S. Schiller or Grazyna B. Wnuk that were previously negotiated as disclosed in the prior year 10KSB. The Company anticipates that it will negotiate new terms and conditions for contracts with Lewis S. Schiller and Ms. Wnuk at a future date. Such new negotiations are contemplated to include employment terms and conditions for both The Finx Group and its subsidiaries

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2000 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

         Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Any shares of Common Stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2000 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                          Amount and                      Percent of
Name and address of                        Nature of                     Common Stock
Beneficial Owner                        Beneficial Owner                 Outstanding(1)
---------------------------------------------------------------------------------------

Officers and Directors
----------------------
Lewis S. Schiller
21346 St. Andrews Blvd.
Suite 137
Boca Raton, FL 33433                        5,269,480                        45.8%(2)

Grazyna B. Wnuk
21634 Club Villa Terrace
Boca Raton, FL 33433                        1,209,535                        10.5%(3)

Officer and directors as
 a group (2 persons)                        6,479,015                        56.3%

Other Beneficial Owners
-----------------------
The Trinity Group I, Inc.
21346 St. Andrews Blvd.
Suite 137
Boca Raton, FL 33433                        5,269,480                        45.8%

Allan Risi
GIL Security Systems, Inc.
150-38 12th Avenue
Whitestone, NY 11357                        1,049,874                         9.1%

Blake Schiller
84 Business Park #202
Armonk, NY 10504                            1,040,455                         9.0%

Gordon Molesworth
1091 W. Calle Excesio
Green Valley, AZ 85614                      1,069,071                         8.3%(4)

Carol Schiller
One Butler Road
Scarsdale, NY 10583                           981,569                         8.5%

(1) The "Percent of Common Stock Outstanding" is based on the 11,507,885 shares of Common Stock outstanding as of December 31, 2000 and the assumption that the related beneficial owner had converted or exercised all potential Common Stock related to that beneficial owner.

(2) Lewis S. Schiller, by virtue of his ownership of all of the outstanding shares of capital stock of Trinity-I, may be deemed the beneficial owner of the shares of Common Stock owned by Trinity-I.

(3) Grazyna B. Wnuk's percentage of beneficial common stock owned does not include shares of Common Stock owned by Trinity-I, of which Ms. Wnuk is an officer and director, as to which she disclaims beneficial ownership.

(4) Includes 39,071 directly owned and 1,030,000 related to options and warrants exercised subsequent to December 31, 2000.

Item 12. Certain Relationships and Related Transactions

The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000 and 1999, aggregated $4.208 million and $1.532 million. Interest accrued on such notes are generally calculated at 9% and as of December 31, 2000 $332,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $337,000 and $84,000 for 2000 and 1999, respectively.

On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares (10,571,607 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 6,956,693 shares (69,566,934 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock). Subsequent to the 1999 SES Merger, Trinity transferred an aggregate of 370,046 shares (3,700,457 shares prior to the July 14, 2000 1 for 10 reverse split) of the Common Stock and 32,780 shares of Series A Preferred Stock (convertible into an aggregate of 2,434,898 shares 984 (24,348,984 shares prior to the July 14, 2000 1 for 10 reverse split) shares of Common Stock) owned by it to the folliwng individuals and amounts: Carol Schiller (116,281 shares (1,162,811 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 10,302 shares of Series A Preferred Stock); Douglas Schiller (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); Linda Schiller (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); and Grazyna B. Wnuk (158,565 shares (1,585,650 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 14,048 shares of Series A Preferred Stock), in exchange for the equity interests of such individuals in Trinity. Carol Schiller is the wife of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, Douglas Schiller, Linda Schiller and Blake Schiller are Mr. Schiller's adult children and Grazyna B. Wnuk is a director of the Company. Trinity is wholly owned by Trinity-I, which, in turn, is wholly owned by Lewis S. Schiller. Mr. Schiller disclaims the beneficial ownership of the shares of Common Stock and Series A Preferred Stock owned by Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller. Mr. Schiller and Ms. Wnuk are the sole officers and directors of Trinity and Trinity-I. Mr. Schiller has pledged all of the shares of Trinity-I to SES Holdings Corp. ("SESH") as collateral security for a prior debt to SESH. SESH is controlled by Carol Schiller. Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk each have "piggy-back" registration rights with respect to the aforementioned shares of Common Stock owned and to be issued to them upon the conversion of the aforementioned shares of Series A Preferred Stock.

In July 1999, the Company issued to Trinity all 1,000 of the shares of its Series A Preferred Stock pursuant to which Trinity has the right to elect the majority of the Board of Directors. As of the date hereof, Lewis S. Schiller, Grazyna B. Wnuk and E. Gerald Kay are Trinity's designees to the Board of Directors.

In connection with the 1999 SES Merger, the Company exchanged shares of the Series A Preferred Stock for indebtedness aggregating $648,000. P.T. Dolak Permei ("Permei"), an Indonesian company, was one of the Company's then creditors and exchanged an aggregate of $230,833 of such indebtedness for 2,259 shares of Series A Preferred Stock (convertible into an aggregate of 1,677,985 (167,799 post split) shares of Common Stock).

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

On September 13, 1999, Secured Portals entered into an exclusive licensing agreement with GIL pursuant to which Secured Portals was engaged as the exclusive distributor for the Georal Security Systems for a term commencing as of September 1, 1999 and expiring on August 31, 2009 (the "Georal Exclusive Licensing Agreement"), to certain categories of customers specified in the Georal Exclusive Licensing Agreement, including certain agencies of the federal government, embassies, department stores and retail stores located in the United States, the State of Israel, NCR Corp. and Sun Microsystems. As an inducement to obtain the Georal Exclusive Licensing Agreement, the Company also entered into a stock purchase agreement with GIL on September 13, 1999 (the "GIL Stock Purchase Agreement") pursuant to which the Company issued to GIL 14,134 shares of its Series A Preferred Stock (convertible into 1,049,873 shares (10,498,735 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock) of which 997,737 were in exchange for the licensing rights and 52,136 were in exchange for 1,000,000 shares of the outstanding common stock of GIL. Under these agreements, Trinity, Carol Schiller, the wife of Lewis S. Schiller, and Grazyna
B. Wnuk, an officer and director of the Company, agreed not to publicly sell any of the shares of Common Stock owned by them unless and to the extent that GIL publicly sells any of the shares of Common Stock acquired by it upon the conversion of the shares of Series A Preferred Stock owned by it unless 50% or more of the shares issued for the license are registered under the Securities Act or such shares become eligible for public sale under Rule 144(k) under the Securities Act.

On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768 million. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and as a result, the Company incurred non cash expense for of $4.768 million.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

    (i) None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINX GROUP, INC.

/s/ Lewis S. Schiller
---------------------
Chief Executive Officer
April 13, 2001

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Lewis S. Schiller
---------------------
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

April 13, 2001


/S/ Grazyna B. Wnuk
-------------------
Secretary, Vice-President and Director

April 13, 2001

Index to Exhibits

Exhibit No.      Description of Document
----------       -----------------------
(3)(i)           Amended and Restated Certificate of Incorporation.(1)
(3)(ii)          By-laws.(1)
(10.1)           Stock Purchase Agreement to acquire Shopclue.com, Inc.(2)
(10.2)           Stock Purchase Agreement to acquire Bizchase, Inc.(2)
(21)             Subsidiaries of the registrant.
(99.1)           Financial Statements

(1) Incorporated by reference to Form 8-K dated April 28, 1999.
(2) Incorporated by reference to Form 10QSB for the quarter ended June 30, 2000.

Exhibit (21)
Subsidiaries of the Registrant

1.    Sequential Electronic Systems, Inc., a Delaware company organized in 1985.
2.    S-Tech, Inc., a Delaware company organized in 1992.
3.    FMX Corp., a Delaware company organized in 1996.
4.    Secured Portal Systems, Inc., a Delaware company organized in 1999.
5.    Starnet365.com, Inc., a Delaware company organized in 2000.
6.    Shopclue.com, Inc., a Delaware company organized in 1999.
7.    Bizchase, Inc., a Delaware company organized in 2000.

Exhibit (99.1)
Consolidated Financial Statements

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                      The Finx Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2000

The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheet
As of December 31, 2000
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash                                                                              $5,000
Accounts receivable, net                                                         312,000
Inventory, net                                                                 1,104,000
Prepaid expense and other current assets                                          83,000
----------------------------------------------------------------------------------------
Total current assets                                                           1,504,000
----------------------------------------------------------------------------------------
Property, plant and equipment, cost                                            2,537,000
Less accumulated depreciation                                                 (2,409,000)
----------------------------------------------------------------------------------------
Net                                                                              128,000
----------------------------------------------------------------------------------------
Other assets:
Security deposits                                                                 29,000
Patents                                                                           10,000
Software development costs                                                       230,000
----------------------------------------------------------------------------------------
Total other assets                                                               269,000
----------------------------------------------------------------------------------------
Total assets                                                                  $1,901,000
========================================================================================
LIABILITIES AND CAPITAL DEFICIENCY
----------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                              $1,466,000
Accrued payroll                                                                  946,000
Accrued payroll taxes                                                            472,000
Customer deposits                                                                121,000
Other current liabilities                                                        248,000
Revolving line of credit                                                         622,000
Accrued interest expense, related parties                                        332,000
Notes payable, related parties                                                 4,208,000
----------------------------------------------------------------------------------------
Total current liabilities                                                      8,415,000
----------------------------------------------------------------------------------------
Commitments and contingencies
----------------------------------------------------------------------------------------
CAPITAL DEFICIENCY:
----------------------------------------------------------------------------------------
Preferred stock, $.01 par value; 1,000,000 shares authorized;
 1,000 shares issued and outstanding
Common stock, $.01 par value; 50,000,000 shares authorized;
 11,507,885 shares issued and outstanding                                        115,000
Additional paid in capital, common stock                                      12,521,000
Accumulated earnings (deficit)                                               (19,150,000)
----------------------------------------------------------------------------------------
Capital deficiency                                                            (6,514,000)
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                      $1,901,000
========================================================================================

See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

For the Year Ended December 31,                                      2000           1999
----------------------------------------------------------------------------------------
Sales                                                          $3,218,000     $2,623,000
Cost of goods sold                                              2,008,000      1,920,000
----------------------------------------------------------------------------------------
                                                                1,210,000        703,000
Changes in reserve for obsolete and slow moving inventory        (400,000)      (258,000)
----------------------------------------------------------------------------------------
Gross profit                                                      810,000        445,000
----------------------------------------------------------------------------------------
Inventory damaged in flood                                              -        972,000
Non cash expense from issuance of stock options                   161,000              -
Non cash expense, stock issued for acquisition                  4,768,000              -
Non cash expense for stock issued to pay obligations               28,000              -
Write-off deferred offering costs                                 148,000              -
Depreciation and amortization                                      90,000         39,000
Bad debt expense                                                   52,000          3,000
Research and development                                          156,000              -
Selling expense                                                   687,000        282,000
Other general and administrative expenses                       2,914,000      2,295,000
----------------------------------------------------------------------------------------
Operating expenses                                              9,004,000      3,591,000
----------------------------------------------------------------------------------------
Operating loss                                                 (8,194,000)    (3,146,000)
Other income                                                       47,000              -
Interest expense and financing fees, related parties             (337,000)       (84,000)
Interest expense and financing fees                              (208,000)      (205,000)
Minority interest in loss of consolidated subsidiaries            113,000        116,000
----------------------------------------------------------------------------------------
Loss before extraordinary item                                 (8,579,000)    (3,319,000)
Extraordinary loss on debt extinguishment                               -       (455,000)
----------------------------------------------------------------------------------------
Net loss                                                      $(8,579,000)   $(3,774,000)
========================================================================================

Weighted average shares outstanding                             6,745,089      1,661,129
========================================================================================

Net loss per common share - Basic and fully diluted:
 Loss before extraordinary items                                   $(1.27)        $(2.00)
 Extraordinary loss on debt extinguishment                              -          (0.28)
----------------------------------------------------------------------------------------
 Net loss per common share                                         $(1.27)        $(2.28)
========================================================================================

See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

For the Year Ended December 31,                                      2000           1999
----------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
----------------------------------------------------------------------------------------
Net loss                                                      $(8,578,000)   $(3,774,000)
Reconcile operating cash flows:
Changes in the reserve for obsolete and slow moving inventory     400,000        258,000
Inventory damaged in flood                                              -        971,000
Non cash expense from issuance of stock options                   161,000              -
Non cash expense, stock issued for acquisition                  4,768,000              -
Non cash expense for stock issued to pay obligations               28,000              -
Write-off deferred offering costs                                 148,000              -
Depreciation and amortization                                      98,000         55,000
Bad debt expense                                                   52,000          3,000
Minority interest in loss of subsidiaries                        (113,000)      (116,000)
Extraordinary loss on debt extinguishment                               -        455,000
Other adjustments                                                   5,000         87,000
Changes in assets and liabilities:
Accounts receivable, net                                          118,000       (171,000)
Inventory, net                                                   (228,000)      (269,000)
Prepaid expense and other current assets                            7,000          6,000
Other assets                                                       14,000          6,000
Accounts payable                                                  540,000        469,000
Accrued payroll                                                   392,000        298,000
Accrued payroll taxes                                             217,000        200,000
Customer deposits                                                 105,000         16,000
Other current liabilities                                          85,000         59,000
Accrued interest expense, related parties                         292,000         22,000
----------------------------------------------------------------------------------------
Cash provided by (used in) operating activities                (1,489,000)    (1,425,000)
----------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
----------------------------------------------------------------------------------------
Capital expenditures                                              (15,000)        (5,000)
Cash of acquired subsidiary                                         8,000              -
Advances to related parties                                      (147,000)             -
Repayments from related parties                                   199,000              -
Patent costs                                                      (10,000)        (2,000)
Software development costs                                       (285,000)        (3,000)
Other investing activities                                         (1,000)             -
----------------------------------------------------------------------------------------
Cash used in investing activities                                (251,000)       (10,000)
----------------------------------------------------------------------------------------
                                                                              (continued)

See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

For the Year Ended December 31,                                      2000           1999
----------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------
Deferred offering costs                                          (148,000)             -
Advances from related parties                                   2,438,000      1,172,000
Repayments to related parties                                    (543,000)             -
Proceeds from subsidiaries private placement offering             160,000              -
Offering costs for private placement offering                     (48,000)             -
Net advances (repayments) on revolving line of credit            (158,000)       313,000
Other financing activities                                        (36,000)        16,000
----------------------------------------------------------------------------------------
Cash provided by financing activities                           1,665,000      1,501,000
----------------------------------------------------------------------------------------

Increase (decrease) in cash                                       (75,000)        66,000
Cash at beginning of period                                        80,000         14,000
----------------------------------------------------------------------------------------
Cash at end of period                                              $5,000        $80,000
========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
----------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                         $253,000       $129,000
Income taxes                                                            -              -
----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------
For the year ended December 31, 2000
----------------------------------------------------------------------------------------

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

The Company granted aggregate of 330,000 non-employee stock options, which, using the Black-Scholes option valuation formula, had a value of $161,000.

The Company issued 1,000,030 shares of common stock to acquire Shopclue.com, Inc. resulting in $4.768 million of non cash research and development expense.

The Company issued 10,000 shares of common stock in order to settle an obligation of Sequential Electronic Systems, Inc., its wholly owned subsidiary. Such shares, using the Black-Scholes option valuation formula, had a value of $28,000.

                                                                    (continued)
See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

For the year ended December 31, 1999
--------------------------------------------------------------------------------
On April 28, 1999, the Company consummated the 1999 SES Merger, through a share exchange accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes. In accounting for the 1999 SES Merger, the equity of SES, as the acquiring company, and Fingermatrix, as the acquired company, was re-capitalized and the financial statements reflect the results of operations and cash flows of the Company and SES from the date of the reverse acquisition forward. The financial statements prior to the date of the 1999 SES Merger reflect the results of operations and cash flows of SES. As a result of the transaction, as of April 28, 1999 the predecessor company's assets and liabilities for which there is no cash flow impact were consolidated into the balance sheet, including $90,000 of property, plant and equipment, $98,000 of patent costs, $344,000 of accounts payable, $109,000 of accrued expenses and $425,000 of subordinated debt.

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

On September 13, 1999, the Company issued to GIL Security Systems, Inc. 14,134 shares of its Series A Preferred Stock in payment of the purchase price for the licensing agreement and 1,000,000 shares of the common stock of GIL, representing 1% of GIL's outstanding common stock, pursuant to a stock purchase agreement between the Company and GIL.
                                                                    (concluded)
See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Capital Deficiency - Year Ended December 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                          Preferred               Additional      Accumu-
                Preferred      Common      Preferred         Excess      Common      Paid-in      lated
                   Shares      Shares            Par         of Par         Par      Capital      Deficit        Total
----------------------------------------------------------------------------------------------------------------------
Balance at Dec-
ember 31, 1998          -   9,428,400              -              -     $94,000   $7,913,000  $(6,779,000)  $1,228,000
Issuance of Common
 and Series A
 Preferred Shares
 for Reverse
 acquisition       93,654  10,571,600         $1,000              -     106,000     (797,000)           -     (690,000)
Series B Preferr-
 ed shares issued
 to The Trinity
 Group-I, Inc.      1,000           -              -*             -           -            -            -            -
Series A Preferr-
 ed shares issued
 for payment of
 subordi nated
 debt               6,346           -              -*     1,084,000           -            -            -    1,084,000
Series A Preferr-
 ed shares issued
 for payment to
 a trade creditor     268           -              -*        46,000           -            -            -       46,000
Series A Preferr-
 ed shares issued
 to acquire exlcu-
 sive distribution
 rights            14,134           -              -*             -           -            -            -            -
Accrued dividends
 on preferred stock     -           -              -*             -           -            -      (11,000)     (11,000)
Net loss for the
 year ended
 December 31, 1999      -           -              -              -           -            -   (3,774,000)  (3,774,000)
----------------------------------------------------------------------------------------------------------------------
Balance at Dec-
 ember 31, 1999   115,402  20,000,000          1,000      1,130,000      200,000   7,116,000  (10,564,000)  (2,117,000)
======================================================================================================================

*-amount is less than $1,000.

See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries

Consolidated Statement of Changes in Capital Deficiency - Year Ended December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                          Preferred               Additional      Accumu-
                Preferred      Common      Preferred         Excess      Common      Paid-in      lated
                   Shares      Shares            Par         of Par         Par      Capital      Deficit        Total
----------------------------------------------------------------------------------------------------------------------
Balance at Dec-
 ember 31, 1999   115,402  20,000,000          1,000      1,130,000      200,000   7,116,000  (10,564,000)  (2,117,000)
Convert Series A
 Preferred Stock
 to Common       (114,402) 84,978,548         (1,000)    (1,130,000)     850,000     281,000            -            -
1 for 10
 reverse split          - (94,480,693)             -              -     (945,000)    945,000            -            -
----------------------------------------------------------------------------------------------------------------------
                    1,000  10,497,855              -*             -      105,000   8,342,000  (10,564,000)  (2,117,000)
Issuance of
 non-employee
 stock options          -           -              -              -            -     161,000            -      161,000
Stock issued for
 payment of a
 subsidiaries
 obligations            -      10,000              -              -            -*     28,000            -       28,000
Stock issued
 to acquire
 Shopclue.com, Inc.     -   1,000,030              -              -       10,000   3,990,000            -    4,000,000
Accrued dividends
 on preferred stock     -           -              -              -            -           -       (7,000)      (7,000)
Net loss for the
 year ended
 December 31, 2000      -           -              -              -            -           -   (8,579,000)  (8,579,000)
----------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000  1,000  11,507,885              -*             -      115,000  12,521,000  (19,150,000)  (6,514,000)
======================================================================================================================

*-amount is less than $1,000.

See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Background

2000 Finx Group Merger

The Board of Directors of Fingermatrix, Inc. ("Fingermatrix"), a New York Corporation formed on May 12, 1976, determined that it would be in the best interests of Fingermatrix to reincorporate Fingermatrix in Delaware and that such reincorporation would be accomplished through the merger of Fingermatrix with and into its wholly-owned subsidiary, The Finx Group, Inc. ("The Finx Group", the "Company" or the "Registrant"), a Delaware Corporation formed on June 6, 2000 ("The 2000 Finx Group Merger"). On June 23, 2000, the Fingermatrix Board of Directors approved a merger agreement between Fingermatrix and The Finx Group (the "2000 Finx Group Merger Agreement"), which became effective as of July 14, 2000 upon the written consent of a majority of the Fingermatrix shareholders consisting of The Trinity Group, Inc. ("Trinity"), a privately owned Delaware corporation owned by The Trinity Group-I, Inc. ("Trinity-I") and five other shareholders. Trinity-I is owned by Lewis S. Schiller (Mr. Lewis Schiller), Fingermatrix's and The Finx Group's Chairman and Chief Executive Officer.

The Board of Directors fixed the close of business on June 30, 2000 as the record date for purposes of consummating the terms of the 2000 Finx Group Merger Agreement. Fingermatrix reported the 2000 Finx Group Merger in an Information Statement under Section 14 of the Securities and Exchange Act of 1934 and on or about July 14, 2000, such Information Statement was sent to the shareholders of record as of June 30, 2000.

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

Pursuant to the 2000 Finx Group Merger Agreement, each outstanding ten shares of Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series A 2% Voting Convertible Preferred Stock was automatically converted into 742.8 shares of Fingermatrix Common Stock and then each outstanding ten shares of such Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series B 4% Preferred Stock automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable Series A 4% Preferred Stock. Each outstanding option or warrant to purchase ten shares of Fingermatrix Common Stock was converted into an option to purchase one share of The Finx Group's Common Stock. The By-Laws of Fingermatrix continued in force as the By-Laws of The Finx Group and the directors and officers of The Finx Group are the same as those of Fingermatrix.

1999 SES Merger

On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares (10,571,607 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 93,654 shares of Series A Preferred Stock

(convertible into 6,956,693 shares (69,566,934 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock).

Upon the conclusion of the 1999 SES Merger, by virtue of SES's ownership of all of the issued and outstanding shares of capital stock of Sequential Electronic Systems, Inc. ("Sequential"), and S-Tech, Inc. ("S-Tech") and 39.1% of the issued and outstanding shares of capital stock of FMX Corp. ("FMX"), Fingermatrix succeeded to the ownership of these entities, which became second tier subsidiaries of Fingermatrix. The former stockholders of Fingermatrix retained a 10% ownership interest in Fingermatrix consisting of 942,839 shares (9,428,393 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock.

The 1999 SES Merger is accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes, whereby the equity of SES, as the predecessor company, and Fingermatrix, as the acquired company, have been recapitalized and the accompanying financial statements, and any financial data included herein, reflect the results of operations of Fingermatrix and SES from the date of the 1999 SES Merger forward and the results of operations and cash flows of SES prior to the date of the 1999 SES Merger.

Debt Exchange

Simultaneously with the 1999 SES Merger, certain creditors of the Company exchanged $984,000 of indebtedness held by them for an aggregate of 6,436 Shares of Series A Preferred Stock (convertible into 4,713,809 shares of Common Stock) pursuant to an agreement entered into between Fingermatrix and the creditors on April 28, 1999 (the "Debt Exchange Agreement").

Change of Control

As a consequence of the 1999 SES Merger, Trinity became Fingermtrix's controlling stockholder. Simultaneously with the 1999 SES Merger, the then members of the Fingermatrix Board of Directors resigned and Lewis S. Schiller,
E. Gerald Kaye and Joel Brown were appointed to the Board of Directors.

Further, the then Fingermatrix officers resigned and Lewis S. Schiller became Chairman of the Board and Chief Executive Officer of Fingermatrix and Grazyna B. Wnuk became the Vice-President and Secretary of Fingermatrix. Subsequently, Grazyna B. Wnuk replaced Joel Brown on the Board of Directors following his resignation on November 19, 1999.

Subsequent to the 1999 SES Merger, Fingermatrix issued 1,000 shares of a newly created series of Preferred Stock (the "Series B Preferred Stock") to Trinity. The Series B Preferred Stock gives Trinity the right to elect a majority of the Fingermatrix Board of Directors.

The Finx Group

The Finx Group holds controlling investments in its subsidiaries that operate, or intend to operate, in seven distinct business segments. The Finx Group's business is conducted by Mr. Lewis Schiller, who is employed as the Company's Chief Executive Officer and President, and Grazyna B. Wnuk ("Ms. Wnuk"), who is employed as the Company's Vice-President. Both Mr. Schiller and Ms. Wnuk are members of the Company's Board of Directors on which Mr. Schiller serves as its Chairman and Ms. Wnuk serves as its Secretary. In addition, Mr. Schiller and Ms. Wnuk serve as executive officers and or as directors for the subsidiaries of The Finx Group.

Mr. Schiller and Ms. Wnuk, along with strategically assigned consultants, provide The Finx Group's subsidiaries with management, financial, legal and administrative services. Commencing July 1, 2000, The Finx Group charges its subsidiaries, a monthly consulting fee for the services provided to them. During 2000, such intersegment consulting fees for the year ended December 31 2000 aggregated $450,000.

The seven separately identified business segments that The Finx Group manages are as follows:

      -Electro-Mechanical and Electro-Optical Products
      -Specialized Vending Machines and Avionics Equipment
      -Fingerprint Identification Technologies
      -Secured Entrance Systems (Ingress/Egress)
      -Internet  Marketing
      -Web Based Development Solutions
      -Application Service Provider

Electro-Mechanical and Electro-Optical Products

Electro-Mechanical and Electro-Optical Products reflects the activities of Sequential Electronic Systems, Inc. ("Sequential"), a Delaware Company formed in 1985. As a result of the 1999 SES Merger, The Finx Group owns all of Sequential's issued and outstanding common stock. The Finx Group also owns all of Sequential's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Sequential's board of directors. Sequential is engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States.

Specialized Vending Machines and Avionics Equipment

Specialized Vending Machines and Avionics Equipment reflects the activities of S-Tech, Inc. ("S-Tech"), a Delaware Company formed in 1992. As a result of the 1999 SES Merger, The Finx Group owns all of S-Tech's issued and outstanding common stock. The Finx Group also owns all of S-Tech's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of S-Tech's board of directors. S-Tech designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment.

Fingerprint Identification Technologies

Fingerprint Identification Technologies reflects the activities of FMX, Corp. ("FMX"), a Delaware Company formed in 1996. As a result of the 1999 SES Merger, The Finx Group owns 39.1% of FMX's issued and outstanding common stock. Michael Schiller, FMX's Chief Technical Officer and brother to Mr. Lewis Schiller owns 49.9%. Mr. Lewis Schiller owns 4%. Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of FMX's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of FMX's board of directors. FMX is a development stage company engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control.

Secured Entrance Systems (Ingress/Egress)

Secured Entrance Systems (Ingress/Egress) reflects the activities of Secured Portal Sytems, Inc. ("Secured Portals"). Secured Portals is a Delaware Company formed in August 1999 whereby The Finx Group owns 89% of Secured Portals' issued and outstanding common stock, Mr. Lewis Schiller owns 4%, Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of Secured Portals' issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Secured Portals' board of directors. Secured Portals was formed for the purpose of entering into an agreement with a subsidiary of Georal, GIL Security Systems, Inc. ("GIL"). Georal designed, developed and has commenced the marketing of an unattended secure entrance and egress system designed to prevent or restrict access to buildings and facilities (the "Georal Security Systems"). On September 13, 1999, Secured Portals entered into an exclusive licensing agreement with Georal pursuant to which Secured Portals was engaged as the exclusive distributor for the Georal Security Systems for a term commencing as of September 1, 1999 and expiring on August 31, 2009 (the "Georal Exclusive Licensing Agreement"), to certain categories of customers specified in the

Georal Exclusive Licensing Agreement, including certain agencies of the federal government, embassies, department stores and retail stores located in the United States, the State of Israel, NCR Corp. and Sun Microsystems. As an inducement to obtain the Georal Exclusive Licensing Agreement, the Company also entered into a stock purchase agreement with GIL on September 13, 1999 (the "GIL Stock Purchase Agreement") pursuant to which the Company issued to GIL 14,134 shares of its Series A Preferred Stock (convertible into 1,049,873 shares (10,498,735 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock) of which 997,737 shares were in exchange for the licensing rights and 52,136 shares were in exchange for 1,000,000 shares of the outstanding common stock of GIL. The GIL Shares represented 1% of the outstanding common stock of GIL at the time the Company entered into the GIL Stock Purchase Agreement. Secured Portals proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users.

Internet Marketing

Internet Marketing reflects the activities of Starnet365.com, Inc. ("Starnet365.com"). Starnet365.com is a Delaware company that was originally organized as Cue 365.com, Inc. on April 20, 2000 by Trinity. On May 25, 2000, Trinity changed Cue365.com, Inc.'s name to Starnet365.com, Inc. and effected a spin-off of Starnet365.com as a result of which The Finx Group owns 69.5% of Starnet365.com's issued and outstanding common stock, Starnet365.com's executives and employees own 22.05% (including 6.11% and 4.28% owned respectively by Mr. Lewis Schiller and Ms. Wnuk) and members of Mr. Lewis Schiller's family own the remaining 8.45%. The Finx Group also owns all of Starnet365.com's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Starnet365.com's board of directors. Starnet365.com is an internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base which enables its users to comparative shop products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction processing fees related to the sale of merchandise on the websites.

Application Service Provider

On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. Shopclue.com is a Delaware Company organized in July 1999. During 2000 Shopclue.com's revenues were $64,000 of which $44,000 were generated from the date of acquisition through December 31, 2000. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768 million. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and as a result, the Company incurred non cash expense for of $4.768 million. As of December 31, 2000, the Company owned 34.24% of Shopclue.com's common stock and all of its issued and outstanding preferred stock which gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Shopclue.com's preferred stock that gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. Shopclue.com has more than 30 employees and is headquartered in Armonk, New York. Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and vice-chairman, developed the Shopclue.com concept and remains a significant shareholder of Shopclue.com and will continue to serve as an executive of Shopclue.com.

Web Based Development Solutions

On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, Inc. ("Biz Chase") from Trinity. Biz Chase, a Delaware company organized in July 2000, is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Biz Chase's preferred stock that gives the Company the right to elect a majority of the Biz Chase board of directors. Biz Chase's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees.

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2000 and as of December 31, 2000 has a working capital deficiency of $6.911 million and capital deficiency of $6.514 million. During 2000 and 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.


Principles of Consolidation

The consolidated financial statements include the accounts of Fingermatrix and its subsidiaries for which it has direct voting control or effective control. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

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

Software Development Costs

Software Development Costs are stated at cost and include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the statement of operations. The software development costs will be amortized using the straight-line method over two years. Amortization of software development costs was $55,000 for 2000

Patents

Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the assets estimated useful life of 17 years. Amortization expense related to patents was $11,000 for 1999. No such patent costs or related amortization existed for 1998. During a review of possible impairment of long-lived assets, it was determined that the recoverability of the costs associated with the patents acquired as a part of the 1999 SES Merger was unlikely and $87,000 of such costs were written-off in 1999 and the remaining $5,000 was written-off in 2000. The existing patent costs are related to a new broad patent, issued subsequent to December 31, 2000 and as such no amortization was recorded on this new patent for 2000.

Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

Revenue Recognition

The Company recognizes revenues when goods are shipped to its customers or when services have been performed.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Minority Interest

The minority interest represents the losses of its subsidiaries that have been apportioned to the minority interest holders. The amount of loss apportioned to the minority interest holders is limited to the amount of investment that such minority holders have made into the subsidiaries. For 2000 and 1999, the minority interest portion of such losses was $113,000 and $116,000, respectively, and as of December 31, 2000, cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests was $967,000.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by adjusting outstanding shares, assuming conversion of all dilutive potential common shares. At December 2000, the Company has outstanding options and warrants to purchase an aggregate of 3,037,000 of which 1,280,000 were exercised in March of 2001. The potential common shares from the exercise of options and warrants are not included for purposes of calculating fully diluted loss per share because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's other long-term assets is estimated to approximate net book value.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and money market funds and accounts receivable. The Company places its cash and money market funds with high quality financial institutions and as of December 1999 does not have any deposits with financial institutions in excess of federally insured limits. The Company's sales to the U.S. Department of Defense approximated $1,279,000, or 40% of total sales for 2000 and $919,000, or 35% of total sales for 1999. Accounts receivable on such sales as of December 31, 2000 approximated $120,000, or 38% of total net accounts receivable.

2. Inventories

A summary of inventories as of December 31, 2000 is as follows:

Raw materials                 $1,700,000
Work-in-process                  512,000
Finished goods                   630,000
----------------------------------------
Cost                           2,842,000
Reserve for obsolete
 and slow moving inventory    (1,738,000)
----------------------------------------
Net                           $1,104,000
========================================

A portion of the raw material inventory is held for the manufacture of certain products not produced by the Company in recent years. The inventory is recorded at net realizable value, which is less than its cost. Management is seeking contracts for these products as the Company re-enters these markets. However, since the outcome of these efforts is not certain, it is at least reasonably possible that the Company's estimates could change in the future and additional inventory reductions would be required. The Company's charge to income for the write-down of inventory for 2000 and 1999 was $400,000 and $258,000, respectively. Additionally, during 1999, the Company incurred uninsured inventory losses of $972,000 resulting from flood damages caused by a hurricane.

3. Accounts Receivable

A summary of trade accounts receivable as of December 31, 2000 is as follows:

U.S. Government                           $120,000
Other                                      243,000
Allowance for doubtful accounts            (51,000)
--------------------------------------------------
Net                                       $312,000
==================================================

Changes in the allowance for doubtful accounts for 2000 are as follows:

Balance at beginning of year               $10,000
Current year provision                      52,000
Write-offs                                  (8,000)
Recoveries                                  (3,000)
--------------------------------------------------
Balance at end of year                     $51,000
==================================================

4. Property, Plant and Equipment

A summary of property, plant and equipment as of December 31, 2000 is as follows:

Machinery and equipment                     $1,892,000
Furniture and fixtures                         318,000
Tools and dies1                                 45,000
Leasehold improvements                         104,000
Computer equipment                              88,000
------------------------------------------------------
Total cost                                   2,537,000
Accumulated depreciation and amortization   (2,409,000)
------------------------------------------------------
Net                                           $128,000
======================================================

Depreciation and amortization on property, plant and equipment for 2000 and 1999 was $43,000 and $72,000, respectively.

5. Notes Payable, Related Party

The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000 and 1999, aggregated $4.208 million and $1.532 million. Interest accrued on such notes are generally calculated at 9% and as of December 31, 2000 $332,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $337,000 and $84,000 for 2000 and 1999, respectively.

6. Revolving Line of Credit

         On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999. On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000. From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended. In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. Interest expense and factoring fees on the line of credit for 2000 and 1999 were $163,000 and $205,000.

7. Capital Stock

The Company has authorized 50,000,000 shares of $.01 par value Common Stock. As of December 31, 2000, the Company has 11,507,885 shares issued and outstanding. In addition, 3,037,000 of the authorized shares are reserved for outstanding warrants and options to purchase the company's Common Stock. The Company has not declared dividends on its Common Stock.

The Company has authorized 1,000,000 of preferred stock. As of December 31, 2000, the company has designated and issued 1,000 as the Series A Preferred Stock. All of the Series A Preferred Stock is owned by Trinity and such shares give Trinity the right to elect a majority of the Company's Board of Directors. Each share of the Series A Preferred Stock entitles the holder to annual dividends at the rate of 4%. Accrued dividends on the issued and outstanding shares of the Series A Preferred Stock as and for the year ended December 31, 2000 were less than $1,000.

Prior to June 30, 2000, the Company had designated a separate Series A Convertible Preferred Stock. As of December 31, 2000, all of such convertible preferred stock has been converted. Accrued dividends on such preferred stock is $17,0000 as of December 31, 2000.

8. Stock Options and Warrants

Stock Options - of December 2000, the Company has outstanding options to purchase in the aggregate 2,568,500 shares of the company's common stock of which 825,000 are exercisable at $0.01 per share, 1,743,500 are exercisable at $0.50 per share. The option to purchase 825,000 shares at $0.01 and 150,000 shares at $0.50 per share carry cashless exercise provisions. A summary of the Company's fixed stock options for the years ended December 31, 2000 is as follows:
                                                         Weighted
                                                          Average
                                                         Exercise
                                           Shares           Price
-----------------------------------------------------------------
Outstanding at beginning of year          975,000          $0.085
Granted                                 1,593,500          $0.500
Exercised                                      --              --
Forfeited                                      --              --
-----------------------------------------------------------------
Outstanding at end of year              2,568,500          $0.342
=================================================================
Options exercisable at year end         2,668,500          $0.342
=================================================================

Stock Purchase Warrants

The Company has had outstanding for all of 2000 and 1999 warrants to purchase 135,000 shares of the Company's Common Stock for $10 per share with an expiration date of July 2001, warrants to purchase 455,000 shares of the Company's Common Stock for $0.01 per share with an expiration date of July 2001. No warrants were issued or exercised during 2000 and 1999.

9. Related Party Transactions

The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000 and 1999, aggregated $4.208 million and $1.532 million. Interest accrued on such notes are generally calculated at 9% and as of December 31, 2000 $332,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $337,000 and $84,000 for 2000 and 1999, respectively.

On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares (10,571,607 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 6,956,693 shares (69,566,934 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock). Subsequent to the 1999 SES Merger, Trinity transferred an aggregate of 370,046 shares (3,700,457 shares prior to the July 14, 2000 1 for 10 reverse split) of the Common Stock and 32,780 shares of Series A Preferred Stock (convertible into an aggregate of 2,434,898 shares 984 (24,348,984 shares prior to the July 14, 2000 1 for 10 reverse split) shares of Common Stock) owned by it to the folliwng individuals and amounts: Carol Schiller (116,281 shares (1,162,811 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 10,302 shares of Series A Preferred Stock); Douglas Schiller (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); Linda Schiller (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); and Grazyna B. Wnuk (158,565 shares (1,585,650 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 14,048 shares of Series A Preferred Stock), in exchange for the equity interests of such individuals in Trinity. Carol Schiller is the wife of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, Douglas Schiller, Linda Schiller and Blake Schiller are Mr. Schiller's adult children and Grazyna B. Wnuk is a director of the Company. Trinity is wholly owned by Trinity-I, which, in turn, is wholly owned by Lewis S. Schiller. Mr. Schiller disclaims the beneficial ownership of the shares of Common Stock and Series A Preferred Stock owned by Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller. Mr. Schiller and Ms. Wnuk are the sole officers and directors of and Trinity-I. Mr. Schiller has pledged all of the shares of Trinity-I to SES Holdings Corp. ("SESH") as collateral security for a prior debt to SESH. SESH is controlled by Carol Schiller. Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk each have "piggy-back" registration rights with respect to the aforementioned shares of Common Stock owned and to be issued to them upon the conversion of the aforementioned shares of Series A Preferred Stock.

In July 1999, the Company issued to Trinity-I all 1,000 of the shares of its Series A Preferred Stock pursuant to which Trinity-I has the right to elect the majority of the Board of Directors. As of the date hereof, Lewis S. Schiller, Grazyna B. Wnuk and E. Gerald Kay are Trinity's designees to the Board of Directors.

In connection with the 1999 SES Merger, the Company exchanged shares of the Series A Preferred Stock for indebtedness aggregating $648,000. P.T. Dolak Permei ("Permei"), an Indonesian company, was one of the Company's then creditors and exchanged an aggregate of $230,833 of such indebtedness for 2,259 shares of Series A Preferred Stock (convertible into an aggregate of 1,677,985 (167,799 post split) shares of Common Stock).

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

On September 13, 1999, Secured Portals entered into an exclusive licensing agreement with GIL pursuant to which Secured Portals was engaged as the exclusive distributor for the Georal Security Systems for a term commencing as of September 1, 1999 and expiring on August 31, 2009 (the "Georal Exclusive Licensing Agreement"), to certain categories of customers specified in the Georal Exclusive Licensing Agreement, including certain agencies of the federal government, embassies, department stores and retail stores located in the United States, the State of Israel, NCR Corp. and Sun Microsystems. As an inducement to obtain the Georal Exclusive Licensing Agreement, the Company also entered into a stock purchase agreement with GIL on September 13, 1999 (the "GIL Stock Purchase Agreement") pursuant to which the Company issued to GIL 14,134 shares of its Series A Preferred Stock (convertible into 1,049,873 shares (10,498,735 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock) in exchange for 1,000,000 shares of the outstanding common stock of GIL. Under these agreements, Trinity, Carol Schiller, the wife of Lewis S. Schiller, and Grazyna
B. Wnuk, an officer and director of the Company, agreed not to publicly sell any of the shares of Common Stock owned by them unless and to the extent that GIL publicly sells any of the shares of Common Stock acquired by it upon the conversion of the shares of Series A Preferred Stock owned by it unless 50% or more of GIL's shares of Common Stock are registered under the Securities Act or such shares become eligible for public sale under Rule 144(k) under the Securities Act.

On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.768 million. Because the acquisition was consummated between related parties, the excess purchase price cannot be recorded as goodwill and as a result, the Company incurred non cash expense for of $4.768 million.

10. Income Taxes

The Company, as of December 31, 2000, has available approximately $48.873 million of net operating loss carry forwards to reduce future Federal and state income taxes. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

   Year of                   Net operating loss
  expiration                carry forward amount
------------------------------------------------
     2001                         $4,048,000
     2002                          5,384,000
     2003                          5,163,000
     2004                          5,616,000
     2005                          2,207,000
     2006                          3,144,000
     2007                          3,023,000
     2008                          2,044,000
     2009                          1,851,000
     2010                          2,050,000
     2011                          3,171,000
     2012                            194,000
     2013                          1,080,000
     2014                          1,319,000
     2015                          8,579,000
--------------------------------------------
                                 $48,873,000
============================================

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 2000 and 1999, and may be further limited if substantial changes in the Company ownership were to occur.

11. Extraordinary Loss on Debt Extinguishment

On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares were convertible into 471,381 common shares (4,713,809 common shares prior to the July 14, 2000 1 for 10 reverse split) of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.077 million, resulting in $429,000 of expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares were convertible into 19,907 common shares (199,070 common shares prior to the July 14, 2000 1 for 10 reverse split) of the Company's Common Stock and using the Black-Scholes option valuation formula, such shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred Shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as expense from the issuance of stock, and is presented in the financial statements as an extraordinary item.

12. Segment Information

Statement of Financial accounting standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified seven separate reportable business segments as follows:

   (1)      Electro-Mechanical and Electro-Optical Products
   (2)      Specialized Vending Machines and Avionics Equipment
   (3)      Fingerprint Identification Technologies
   (4)      Secured Entrance Systems (Ingrterss/Egress)
   (5)      Internet  Marketing
   (6)      Web Based Development Solutions
   (7)      Application Service Provider

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, and management fees charged by The Finx Group, all of which are eliminated in the consolidated financial statements.

For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Revenues
--------
Electro-Mechanical and Electro- Optical Products      $2,406,000        $2,056,000
Specialized Vending Machines and Avionics Equipment      401,000           567,000
Internet Marketing                                       367,000                 -
Application Service Provider                              44,000                 -
Corporate                                                450,000                 -
Intersegment charges                                    (450,000)                -
----------------------------------------------------------------------------------
Total revenues                                         3,218,000         2,623,000
==================================================================================

For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Operating loss
--------------
Electro-Mechanical and Electro- Optical Products         (58,000)       (1,427,000)
Specialized Vending Machines and Avionics Equipment     (478,000)         (456,000)
Fingerprint Identification Technologies                 (296,000)         (218,000)
Secured Entrance Systems (Ingress/Egress)               (201,000)          (78,000)
Internet Viral Marketing                                (669,000)                -
Web Based Development Solutions                         (448,000)                -
Application Service Provider                            (312,000)                -
----------------------------------------------------------------------------------
                                                      (2,462,000)       (2,179,000)
Corporate costs and expenses                          (5,732,000)         (967,000)
----------------------------------------------------------------------------------
Total operating loss                                  (8,194,000)       (3,146,000)
==================================================================================

For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Interest expense
----------------
Electro-Mechanical and Electro- Optical Products         (335,000)         (254,000)
Specialized Vending Machines and Avionics Equipment       (84,000)          (23,000)
Fingerprint Identification Technologies                   (28,000)           (7,000)
Secured Entrance Systems (Ingress/Egress)                 (12,000)                -
Internet Viral Marketing                                  (20,000)                -
Web Based Development Solutions                           (57,000)                -
-----------------------------------------------------------------------------------
                                                         (536,000)         (284,000)
Corporate costs and expenses                              (67,000)          (15,000)
Intersegment charges                                       58,000            10,000
-----------------------------------------------------------------------------------
Total interest expense                                   (545,000)         (289,000)
===================================================================================

For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Net loss
-----------------
Electro-Mechanical and Electro- Optical Products         (342,000)       (1,671,000)
Specialized Vending Machines and Avionics Equipment      (551,000)         (479,000)
Fingerprint Identification Technologies                  (323,000)         (225,000)
Secured Entrance Systems (Ingress/Egress)                (213,000)          (79,000)
Internet Viral Marketing                                 (689,000)                -
Web Based Development Solutions                          (505,000)                -
Application Service Provider                              (66,000)                -
-----------------------------------------------------------------------------------
                                                       (2,689,000)       (2,454,000)
Corporate costs and expenses                           (5,777,000)         (981,000)
Minority interest in loss of subsidiaries                 113,000           116,000
Extraordinary loss on debt extinguishment                       -          (455,000)
Intersegment charges                                     (226,000)                -
-----------------------------------------------------------------------------------
Total net loss                                         (8,579,000)       (3,774,000)
===================================================================================

For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Depreciation and amortization
-----------------------------
Electro-Mechanical and Electro- Optical Products            8,000            18,000
Specialized Vending Machines and Avionics Equipment             -             7,000
Fingerprint Identification Technologies                         -                 -
Secured Entrance Systems (Ingress/Egress)                       -                 -
Internet Viral Marketing                                    9,000                 -
Web Based Development Solutions                            52,000                 -
Application Service Provider                                6,000                 -
-----------------------------------------------------------------------------------
                                                           75,000            25,000
Corporate                                                  23,000            30,000
-----------------------------------------------------------------------------------
Total depreciation and amortization                        98,000            55,000
===================================================================================

For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Assets
------
Electro-Mechanical and Electro- Optical Products        1,823,000         1,702,000
Specialized Vending Machines and Avionics Equipment       351,000           591,000
Fingerprint Identification Technologies                    10,000             5,000
Secured Entrance Systems (Ingress/Egress)                       -             1,000
Internet Viral Marketing                                  334,000                 -
Web Based Development Solutions                         1,080,000                 -
Application Service Provider                              207,000                 -
-----------------------------------------------------------------------------------
                                                        3,805,000         2,299,000
Corporate                                              12,505,000         8,077,000
Intersegment investments                              (12,906,000)       (8,007,000)
Intersegment receivables                               (1,503,000)         (397,000)
For the years ended December 31,                             2000              1999
-----------------------------------------------------------------------------------
Total assets                                            1,901,000         1,972,000
===================================================================================