Form 10QSB
period 2001-03-31
FINX GROUP INC
filed 2001-05-21
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2001

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

         As of May 19, 2001, there were 12,937,885 shares of the par value $.01 common stock outstanding.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                        2001            2000
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     477,000    $    688,000
Cost of goods sold                                                               288,000         328,000
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     189,000         360,000
Operating expenses                                                             1,120,000         725,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                  (931,000)       (365,000)
Other income                                                                      26,000           5,000
Interest expense and financing fees, related parties                             (77,000)        (56,000)
Interest expense and financing fees, other                                       (55,000)        (38,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (1,037,000)   $   (454,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           11,522,108       2,000,000
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.09)   $      (0.23)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of March 31,                                                                                     2001
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $       24,000
  Accounts receivable, net                                                                       194,000
  Inventories, net                                                                             1,269,000
  Prepaid expense and other current assets                                                        23,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                       1,510,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                          2,537,000
  Less accumulated depreciation and amortization                                              (2,423,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                             114,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Security deposits                                                                               29,000
  Software development costs, net                                                                202,000
  Patents, net                                                                                    10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                           241,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $    1,865,000
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $    1,714,000
  Accrued payroll                                                                              1,207,000
  Accrued payroll taxes                                                                          702,000
  Accrued interest expense, related parties                                                      430,000
  Notes payable, related parties                                                               4,425,000
  Revolving line of credit                                                                       627,000
  Customer deposits                                                                              126,000
  Other current liabilities                                                                      173,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  9,404,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000 shares issued and outstanding
  Common stock, $.01 par value; 50,000,000 shares authorized; 12,787,885
    shares issued and outstanding                                                                128,000
  Additional paid-in capital                                                                  12,521,000
  Accumulated deficit                                                                        (20,188,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                  (7,539,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $    1,865,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Three Months ended March 31,                                                        2001            2000
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (1,037,000)   $   (454,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                                     42,000          10,000
Bad debt expense                                                                   5,000              --
Other operating activities                                                            --           2,000
Changes in assets and liabilities:
  Inventories                                                                   (164,000)       (124,000)
  Accounts receivable, net                                                       113,000          77,000
  Prepaid expense and other current assets                                        (1,000)         12,000
  Accounts payable                                                               249,000          47,000
  Accrued payroll                                                                260,000          70,000
  Accrued payroll taxes                                                          229,000              --
  Accrued interest expense, related parties                                       98,000          56,000
  Customer deposits                                                                5,000           7,000
  Other current liabilities                                                      (76,000)         26,000
-----------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (277,000)       (271,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
                                                                                      --              --
CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       626,000         302,000
Repayments on related party loans                                               (348,000)         (5,000)
Net advances (payments) under revolving lines of credit                            5,000         (75,000)
Other financing activities                                                        13,000         (13,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      296,000         209,000
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   19,000         (62,000)
Cash - Beginning of period                                                         5,000          80,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     24,000    $     18,000
-----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                     $     34,000   $     38,000
Income Taxes                                                                           --             --
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
                   Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. ("The Finx Group" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2001 has a working capital deficiency of $7.894 million and capital deficiency of $7.539 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2000 Form 10-KSB.

3.       Basic and Diluted Earnings (Loss) Per Share

         Basic earnings (loss) per share reflect the amount of earnings or loss for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share reflects basic earnings
(loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could be issued upon the exercise or conversion of outstanding securities into common stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share).

         The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three months ended March 31, 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of earnings
(loss) per share is not presented. As of March 31, 2001, the Company had outstanding, stock options and stock purchase warrants which entitle the holders to purchase an aggregate of 1,757,000 shares of the Company's Common Stock

4.       Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified seven reportable business segments as follows: (1) Electro-Mechanical and Electro-Optical Products, which is an operating business segment reflecting the activities of Sequential Electronic Systems, Inc. ("Sequential"); (2) Specialized Vending Machines and Avionics Equipment, which is an operating business segment reflecting the activities of S-Tech, Inc. ("S-Tech"); (3) Fingerprint Identification Technologies, which is a development stage business segment reflecting the activities of FMX Corp. ("FMX"); (4) Secured Entrance Systems, which is a development stage business segment reflecting the activities of Secured Portal Systems, Inc. ("SPS"), (5) Internet Marketing, which is a development stage business reflecting the activities of Starnet365.com, Inc. ("Starnet365.com"), (6) Web Based Development Solutions, which is a development stage business reflecting the activities of Biz Chase, Inc. and (7) Application Service Provider, which is an operating business segment reflecting the operations of Shopclue.com. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         There are intersegment consulting fees and intersegment advances and related interest charges, all of which are eliminated in the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                          2001             2000
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     325,000   $      645,000
  Specialized Vending Machines and Avionics Equipment                               85,000           43,000
  Internet Marketing                                                                58,000
  Application Service Provider                                                       9,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   477,000          688,000
  Corporate consulting fees                                                        225,000               --
  Intersegment consulting fees                                                    (225,000 )             --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     477,000   $      688,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $      (57,000) $     147,000
  Specialized Vending Machines and Avionics Equipment                                 10,000        (54,000)
  Fingerprint Identification Technologies                                           (110,000)       (52,000)
  Secured Entrance Systems                                                           (71,000)       (66,000)
  Internet Marketing                                                                (466,000)            --
  Web Based Development Solutions                                                   (332,000)            --
  Application Service Provider                                                        (1,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,027,000        (25,000)
  Corporate costs and expenses                                                        96,000       (340,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $     (931,000) $    (365,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                          2001             2000
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $       55,000  $      69,000
  Specialized Vending Machines and Avionics Equipment                                  9,000         13,000
  Fingerprint Identification Technologies                                             10,000          5,000
  Secured Entrance Systems                                                             5,000          2,000
  Internet Marketing                                                                  16,000             --
  Web Based Development Solutions                                                     32,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     127,000         89,000
  Corporate costs and expenses                                                        22,000         12,000
  Intersegment charges                                                               (17,000)        (7,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      132,000  $      94,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $      (82,000) $      84,000
  Specialized Vending Machines and Avionics Equipment                                     --        (67,000)
  Fingerprint Identification Technologies                                           (120,000)       (57,000)
  Secured Entrance Systems                                                           (77,000)       (68,000)
  Internet Marketing                                                                (472,000)            --
  Web Based Development Solutions                                                   (364,000)            --
  Application Service Provider                                                         2,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,113,000)      (108,000)
  Corporate costs and expenses                                                        76,000       (346,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (1,037,000) $    (454,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $        1,000  $       5,000
  Internet Marketing                                                                   13,000             --
  Web Based Development Solutions                                                      19,000             --
  Application Service Provider                                                          2,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                       35,000          5,000
  Corporate                                                                             7,000          5,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $       42,000  $      10,000
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                                                   March 31,    ecember 31,
                                                                                        2001   D       2000
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $    1,957,000  $   1,824,000
  Specialized Vending Machines and Avionics Equipment                                303,000        351,000
  Fingerprint Identification Technologies                                             10,000         10,000
  Secured Entrance Systems                                                                --             --
  Internet Marketing                                                                 293,000        334,000
  Web Based Development Solutions                                                  1,078,000      1,080,000
  Application Service Provider                                                       174,000        207,000
-------------------------------------------------------------------------------------------------------------
                                                                                   3,815,000      3,806,000
  Corporate                                                                       12,722,000     12,504,000
  Intersegment investments                                                       (12,906,000)   (12,906,000)
  Intersegment advances                                                           (1,766,000)    (1,503,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    1,865,000  $   1,901,000
-------------------------------------------------------------------------------------------------------------

5. Subsequent Event

         On May 7, 2001, The Trinity Group-I, Inc., ("Trinity") the Company's controlling shareholder, converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $.20 a share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of Preferred Stock which carry certain conversion and redemption rights.

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

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "Cautionary Statements") are more fully described in the Company's December 31, 2000 Form 10-KSB and include, without limitation: the Company's history of losses and cash flow deficits; need for additional financing to fund our present and proposed business activities; dependence on present executive officers and key personnel to manage our present and proposed business operations and our ability to integrate new officers and key personnel; dependence upon an exclusive distribution agreement for the future operations of SPS; dependence upon patent protection for the proposed activities of FMX; threat that technological change could render certain of our products and proposed products obsolete or non-competitive; inability to predict market acceptance for our proposed products; intense competition of the business in which we intend to engage; threat that E-commerce products and services may become subject to government regulation; the risks relating to legal proceedings, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         As more fully disclosed in the footnotes to the unaudited interim financial statements, The Finx Group has seven identifiable business segments. The operations of each of the business segments is discussed separately as follows:

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential's revenues decreased $320,000,or 49.6%, from $645,000 for three months ended March 31, 2000 (the "2000 1st Quarter") to $325,000 for the three months ended March 31, 2001 (the "2001 1st Quarter"). Sequential's 2001 1st Quarter gross profit was $126,000, or 38.8% of sales. Sequential's 2000 1st Quarter gross profit was $352,000, or 54.7% of sales. Sequential's decline in revenue is primarily attributed to its inability to pay for the materials necessary to build the products included in its backlog. This inability to manufacture product has resulted in excessive downtime and idle capacity resulting in significantly reduced margins. Sequential's operating expenses decreased $22,000, or 10.7% from $205,000 for the 2000 1st Quarter to $183,000 for the 2001 1st Quarter. As a result of the above, Sequential's operating results decreased by $204,000, or 139%, from operating income of $147,000 for the 2000 1st Quarter to an operating loss of $57,000 for the 2001 1st Quarter. During the 2001 1st Quarter, Sequential's operating expense included $45,000 of management fees charged by The Finx Group.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech's revenues for the 2001 1st Quarter increased $42,000,or 97.7%, from $43,000 for the 2000 1st Quarter to $85,000 for the 2001 1st Quarter. S-Tech's gross profit was $28,000, or 33.3% of sales, for the 2001 1st Quarter and was $8,000, or 18.6% of sales, for the 2000 1st Quarter. S-Tech's gross profits have been negatively impacted as a result of non-variable overhead costs being allocated to a relatively minimal sales volume. S-Tech's operating expenses decreased $43,000, or 69.4% from $62,000 for the 2000 1st Quarter to $19,000 for the 2001 1st Quarter. As a result of the above, S-Tech's operating income (loss) improved $64,000 from an operating loss of $54,000 for the 2000 1st Quarter to operating income of $10,000 for the 2001 1st Quarter.

Fingerprint Identification Technologies

         The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. FMX did not have any revenues or gross profits for the 2001 and 2000 1st Quarters. FMX incurred operating expenses of $110,000 for the 2001 1st Quarter and $52,000 for the 2000 1st Quarter and therefore its operating losses, increased $58,000 when comparing the 2001 1st Quarter to the 2000 1st Quarter. During the 2001 1st Quarter, FMX's operating expense included $45,000 of management fees charged by The Finx Group.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. In March 2001, the Georal Security System passed preliminary U.S. State Department forced entry ballistics tests. The systems require final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. Secured Portals did not have any revenues or gross profits during the 2001 and 2000 1st Quarters. Secured Portals operating expenses, and therefore its net operating loss increased $5,000, or 7.6%, from $66,000 for the 2000 1st Quarter to $71,000 for the 2001 1st Quarter. During the 2001 1st Quarter, Secured Portal's operating expense included $45,000 of management fees charged by The Finx Group.

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

Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction processing fees related to the sale of merchandise on the websites. During the 2001 1st Quarter, Starnet36.com generated revenues of $58,000 resulting in gross profits of $25,000, or 43.1%. Operating expenses of Starnet 365.com for the 2001 1st Quarter were $492,000 which included $59,000 of research and development related to web design and development, $177,000 of selling expense, primarily commissions on product sales, $45,000 of management fees charged by The Finx Group and $211,000 of other operating costs. As a result of the above, Starnet365.com incurred an operating loss of $466,000 for the 2001 1st Quarter. Starnet365.com was established in April 2000 and therefore did not have any operating activity during the 2000 1st Quarter.

Application Service Provider

         Application Service Provider reflects the activities of Shopclue.com. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. The consolidated statement of operations for the 2000 1st Quarter does not include Shopclue.com's operating activities which was prior to the date of acquisition. During the 2001 1st Quarter, Shopclue.com's total revenues were $9,000 resulting in $8,000 of gross profit. Shopclue.com's total operating expense for the 2001 1st Quarter was $10,000 resulting in an operating loss of $1,000.

Web Based Development Solutions

         Web Based Development Solutions reflects the activities of Biz Chase. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees. Biz Chase was organized and acquired in July 2000 and did not have any revenues or gross profits during the 2000 1st Quarter. Biz Chase's operating expense, and therefore its net operating loss for the 2001 1st Quarter was $332,000. Operating expense included $45,000 of management fees charged by The Finx Group, $19,000 of depreciation and amortization related to computer equipment and software development costs and $268,000 of other general administrative costs, a significant portions of which is the cost of software developers.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During the 2001,1st Quarter The Finx Group recorded $225,000 of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's operating expenses decreased by $212,000, or 62.2%, from $341,000 for the 2000 1st Quarter to $129,000 for the 20001 1st Quarter. As of March 31, 2001, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $700,000 for unpaid salaries of which $100,000 is included in both 2001 and 20000 1st Quarters operating expenses. Other significant corporate costs incurred during the 2000 1st Quarter include $82,000 of consulting fees and $87,000 of legal and accounting fees.

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         Interest expense and financing fees, other for the 2001 and 2000 1st Quarters was $55,000 and $38,000, respectively, and related to Sequential's revolving line of credit On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999. On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000. From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended. In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes increased $21,000 from $56,000 for the 2000 1st Quarter to $77,000 for the 2001 1st
Quarter. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of March 31, 2001, aggregated $4.425 million. Interest accrued on such notes are generally calculated at 9% and as of March 31, 2001 $430,000 of such interest remains unpaid.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $1,037,000, or $.09 per common share, for the 2000 1st Quarter and $454,000, or $.23 per common share, for the 2000 1st Quarter.

Financial Condition - Liquidity and Capital Resources

         As of March 31, 2001 the Company had a working capital deficiency of $7.894 million. Approximately $5.125 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $700,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $4.425 million owed to Trinity, its controlling stockholder, and other related parties, for loans and advances made to fund the operations of the Company. On May 7, 2001, The Trinity Group-I, Inc., ("Trinity") the Company's controlling shareholder, converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $.20 a share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of Preferred Stock which carry certain conversion and redemption rights.

         During the 2001 1st Quarter, the Company used $277,000 for operating activities and generated $296,000 from financing activities. As of March 31, 2001 the Company's subsidiaries are delinquent on payment of payroll taxes approximating $700,000.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2001 has a working capital deficiency of $7.894 million and capital deficiency of $7.539 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The FINX GROUP, INC.

/S/______________   Chief Executive Officer and Director            May 20, 2001
Lewis S. Schiller   (Principal Executive and Accounting Officer)