Form 10QSB
period 2001-06-30
FINX GROUP INC
filed 2001-08-13
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001

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

         As of August 10, 2001, there were 21,437,885 shares of the par value $.01 common stock outstanding.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                         2001            2000
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     451,000    $    735,000
Cost of goods sold                                                               195,000         428,000
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     256,000         307,000
Operating expenses                                                               747,000         830,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                  (491,000)       (523,000)
Other income                                                                      63,000          53,000
Interest expense and financing fees, related parties                            (156,000)        (74,000)
Interest expense and financing fees, other                                       (68,000)        (60,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $    (652,000)   $   (604,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           16,346,983       2,093,493
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.04)   $      (0.29)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.


-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                           2001            2000
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     928,000    $  1,423,000
Cost of goods sold                                                               483,000         756,000
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     445,000         667,000
Operating expenses                                                             1,867,000       1,556,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (1,422,000)       (889,000)
Other income                                                                      89,000          59,000
Interest expense and financing fees, related parties                            (254,000)       (130,000)
Interest expense and financing fees, other                                      (102,000)        (98,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (1,689,000)   $ (1,058,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           14,527,380       2,047,004
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.12)   $      (0.52)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of June 30,                                                                                      2001
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $       15,000
  Accounts receivable, net                                                                       143,000
  Inventories, net                                                                             2,042,000
  Prepaid expense and other current assets                                                        20,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                       2,220,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                          2,537,000
  Less accumulated depreciation and amortization                                              (2,436,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                             101,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Security deposits                                                                               20,000
  Software development costs, net                                                                159,000
  Patents, net                                                                                    10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                           189,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $    2,510,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $    1,853,000
  Accrued payroll                                                                              1,480,000
  Accrued payroll taxes                                                                          828,000
  Accrued interest expense, related parties                                                      462,000
  Notes payable, related parties                                                               1,125,000
  Revolving line of credit                                                                       578,000
  Customer deposits                                                                               59,000
  Other current liabilities                                                                      141,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  6,526,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 21,000
    shares issued and outstanding                                                              2,000,000
  Common stock, $.01 par value; 50,000,000 shares authorized; 20,437,885
    shares issued and outstanding                                                                204,000
  Additional paid-in capital                                                                  14,001,000
  Accumulated deficit                                                                        (20,221,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                  (4,016,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $    2,510,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Six Months ended June 30,                                                           2001            2000
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (1,689,000)   $ (1,058,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash expense from the issuance and re-pricing of stock
 options                                                                          36,000         161,000
Non cash expense from the issuance of common stock to settle
 a subsidiary's obligations                                                           --          28,000
Depreciation and amortization                                                     99,000          17,000
Bad debt expense                                                                  27,000           7,000
Other operating activities                                                            --           2,000
Changes in assets and liabilities:
  Inventories                                                                   (319,000)       (281,000)
  Accounts receivable, net                                                       142,000         143,000
  Prepaid expense and other current assets                                        (1,000)         20,000
  Other assets                                                                    10,000         (17,000)
  Accounts payable                                                               387,000         145,000
  Accrued payroll                                                                533,000         209,000
  Accrued payroll taxes                                                          283,000          75,000
  Accrued interest expense, related parties                                      254,000          92,000
  Customer deposits                                                              (62,000)        (17,000)
  Other current liabilities                                                      (51,000)          7,000
-----------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (351,000)       (467,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Software development costs                                                            --         (42,000)
Other investing activities                                                         1,000          (1,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                            1,000         (43,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       518,000         747,000
Repayments on related party loans                                               (108,000)        (58,000)
Proceeds from the exercise of stock options                                       33,000              --
Net payments under revolving lines of credit                                    (100,000)        (75,000)
Deferred offering costs                                                               --        (148,000)
Other financing activities                                                            --         (20,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      343,000         446,000
-----------------------------------------------------------------------------------------------------------

Net decrease in cash                                                              (7,000)        (64,000)
Cash - Beginning of period                                                        22,000          80,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     15,000    $     16,000
-----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                     $    102,000   $     98,000
Income Taxes                                                                           --             --
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
               Three and Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

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

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2001 has a working capital deficiency of $4.306 million and capital deficiency of $4.016 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

         On May 7, 2001, the Company modified the terns of its outstanding stock options whereby the exercise price of options to purchase 1,593,500 shares of common stock was reduced from $0.50 per share to $0.20 per share, the market price of the Company's common stock on the date of the modification. The modification in the exercise price of the stock options resulted in non cash compensation expense of $8,000. On May 7, 2001, the Company issued to employees, options to purchase 2,675,000 shares of common stock for $0.20 per share, including 1,500,000 to Lewis S. Schiller, Chief Executive Officer, and 1,000,000 to Grazyna B. Wnuk, Corporate Secretary. On May 7, 2001, the Company also issued to one employee options to purchase 150,000 shares of common stock at for $0.01 per share, $0.19 per share less than the market price of the common stock on the ate of issuance. The issuance of such below market options resulted in non cash compensation expense of $28,000.

         The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three and six months ended March 31, 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of earnings (loss) per share is not presented. As of June 30, 2001, the Company had outstanding, stock options and stock purchase warrants which entitle the holders to purchase an aggregate of 4,432,000 shares of the Company's Common Stock. Such items may dilute earnings per share in the future.

4.       Related Party Debt Conversion

         On May 7, 2001, The Trinity Group, Inc. ("Trinity"), the Company's controlling shareholder, converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding. Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

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

-------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                                           2001             2000
-------------------------------------------------------------------------------------------------------------
Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     309,000   $      607,000
  Specialized Vending Machines and Avionics Equipment                               45,000          128,000
  Internet Marketing                                                                88,000               --
  Application Service Provider                                                       9,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   451,000          735,000
  Corporate consulting fees                                                        225,000               --
  Intersegment consulting fees                                                    (225,000)              --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     451,000   $      735,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $      (70,000) $     211,000
  Specialized Vending Machines and Avionics Equipment                                 10,000        (50,000)
  Fingerprint Identification Technologies                                            (91,000)       (55,000)
  Secured Entrance Systems                                                          (100,000)       (22,000)
  Internet Marketing                                                                (162,000)       (80,000)
  Web Based Development Solutions                                                   (135,000)            --
  Application Service Provider                                                        (2,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                    (550,000)         4,000
  Corporate costs and expenses                                                        59,000       (527,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $     (491,000) $    (523,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $      119,000  $      87,000
  Specialized Vending Machines and Avionics Equipment                                 34,000         30,000
  Fingerprint Identification Technologies                                             10,000          6,000
  Secured Entrance Systems                                                             3,000          3,000
  Internet Marketing                                                                  18,000          2,000
  Web Based Development Solutions                                                     35,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     219,000        128,000
  Corporate costs and expenses                                                        23,000         15,000
  Intersegment charges                                                               (18,000)        (9,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      224,000  $     134,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (117,000) $     158,000
  Specialized Vending Machines and Avionics Equipment                                (24,000)       (70,000)
  Fingerprint Identification Technologies                                           (102,000)       (61,000)
  Secured Entrance Systems                                                          (103,000)       (25,000)
  Internet Marketing                                                                (175,000)       (82,000)
  Web Based Development Solutions                                                   (169,000)            --
  Application Service Provider                                                         1,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                    (689,000)       (80,000)
  Corporate costs and expenses                                                        37,000       (524,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $     (652,000) $    (604,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                                           2001             2000
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $        1,000  $       1,000
  Internet Marketing                                                                   13,000             --
  Web Based Development Solutions                                                      35,000             --
  Application Service Provider                                                          2,000          2,000
-------------------------------------------------------------------------------------------------------------
                                                                                       51,000          3,000
  Corporate                                                                             6,000          6,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $       57,000  $       9,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                             2001             2000
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     634,000   $    1,252,000
  Specialized Vending Machines and Avionics Equipment                              130,000          171,000
  Internet Marketing                                                               146,000               --
  Application Service Provider                                                      18,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   928,000        1,423,000
  Corporate consulting fees                                                        450,000               --
  Intersegment consulting fees                                                    (450,000 )             --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     928,000   $    1,423,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $     (128,000) $     357,000
  Specialized Vending Machines and Avionics Equipment                                 19,000       (105,000)
  Fingerprint Identification Technologies                                           (201,000)      (106,000)
  Secured Entrance Systems                                                          (171,000)       (88,000)
  Internet Marketing                                                                (628,000)       (80,000)
  Web Based Development Solutions                                                   (466,000)            --
  Application Service Provider                                                        (3,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,578,000)       (22,000)
  Corporate costs and expenses                                                       156,000       (867,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $   (1,422,000) $    (889,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $      174,000  $     156,000
  Specialized Vending Machines and Avionics Equipment                                 45,000         43,000
  Fingerprint Identification Technologies                                             20,000         11,000
  Secured Entrance Systems                                                             8,000          5,000
  Internet Marketing                                                                  34,000          2,000
  Web Based Development Solutions                                                     66,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     347,000        217,000
  Corporate costs and expenses                                                        43,000         27,000
  Intersegment charges                                                               (34,000)       (16,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      356,000  $     228,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                             2001             2000
-------------------------------------------------------------------------------------------------------------
Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (198,000) $     243,000
  Specialized Vending Machines and Avionics Equipment                                (24,000)      (137,000)
  Fingerprint Identification Technologies                                           (222,000)      (118,000)
  Secured Entrance Systems                                                          (180,000)       (93,000)
  Internet Marketing                                                                (648,000)       (82,000)
  Web Based Development Solutions                                                   (533,000)            --
  Application Service Provider                                                         4,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,801,000)      (187,000)
  Corporate costs and expenses                                                       112,000       (871,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (1,689,000) $  (1,058,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $        2,000  $       6,000
  Internet Marketing                                                                   26,000             --
  Web Based Development Solutions                                                      54,000             --
  Application Service Provider                                                          4,000          2,000
-------------------------------------------------------------------------------------------------------------
                                                                                       86,000          8,000
  Corporate                                                                            13,000         11,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $       99,000  $      19,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                   December
                                                                                    June 30,            31,
                                                                                        2001           2000
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $    2,695,000  $   2,459,000
  Specialized Vending Machines and Avionics Equipment                                330,000        351,000
  Fingerprint Identification Technologies                                             10,000         10,000
  Secured Entrance Systems                                                                --             --
  Internet Marketing                                                                 288,000        334,000
  Web Based Development Solutions                                                  1,028,000      1,080,000
  Application Service Provider                                                       166,000        207,000
-------------------------------------------------------------------------------------------------------------
                                                                                   4,517,000      4,441,000
  Corporate                                                                       15,348,000     12,505,000
  Intersegment investments                                                       (12,906,000)   (12,906,000)
  Intersegment advances                                                           (4,449,000)    (1,503,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    2,510,000  $   2,537,000
-------------------------------------------------------------------------------------------------------------

5. New Authoritative Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in July 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

6.       Subsequent Events

         Subsequent to June 30, 2001, Carol Schiller, the wife of Lewis S. Schiller, loaned the Company $100,000. In payment of the loan, the Company issued to Ms. Schiller, 1,000,000 shares of restricted common stock.


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

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential's revenues decreased $298,000,or 49%, from $607,000 for three months ended June 30, 2000 (the "2000
2nd Quarter") to $309,000 for the three months ended June 30, 2001 (the "2001 2nd Quarter"). Sequential's 2001 and 2000 2nd Quarter gross profit was $144,000, or 46% of sales, and $279,000, or 45% of sales, respectively. Sequential's revenues decreased $618,000,or 49%, from $1.252 million for six months ended June 30, 2000 (the "2000 Six Month Period") to $634,000 for the six months ended June 30, 2001 (the "2001 Six Month Period"). Sequential's 2001 and 2000 Six Month Period gross profit was $270,000, or 42% of sales, and $631,000, or 50% of sales, respectively. Sequential's decline in revenue is primarily attributed to its inability to pay for the materials necessary to build the products included in its backlog. This inability to manufacture product has resulted in excessive downtime and idle capacity resulting in significantly reduced margins. Sequential's operating expenses increased $147,000, or 216% from $68,000 for the 2000 2nd Quarter to $215,000 for the 2001 2nd Quarter. Sequential's operating expenses increased $125,000, or 45% from $273,000 for the 2000 Six Month Period to $398,000 for the 2001 Six Month Period. As a result of the above, Sequential's operating results decreased by $281,000, or 133%, from operating income of $211,000 for the 2000 2nd Quarter to an operating loss of $70,000 for the 2001 2nd Quarter and decreased by $485,000, or 135%, from operating income of $357,000 for the 2000 Six Month Period to an operating loss of $128,000 for the 2001 Six Month Period. During the 2001 2nd Quarter and Six Month Period, Sequential's operating expenses included $45,000 and $90,000, respectively, of management fees charged by The Finx Group.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech's revenues for the 2001 2nd Quarter decreased $83,000,or 64%, from $128,000 for the 2000 2nd Quarter to $45,000 for the 2001 2nd Quarter. S-Tech's gross profit was $17,000, or 37% of sales, for the 2001 2nd Quarter and was $28,000, or 21% of sales, for the 2000 2nd Quarter. S-Tech's revenues for the 2001 Six Month Period decreased $41,000,or 23%, from $171,000 for the 2000 Six Month Period to $130,000 for the 2001 Six Month Period. S-Tech's gross profit was $45,000, or 34% of sales, for the 2001 Six Month Period and was $36,000, or 21% of sales, for the 2000 Six Month Period. S-Tech's gross profits have been negatively impacted as a result of non-variable overhead costs being allocated to a relatively minimal sales volume. S-Tech's operating expenses decreased $71,000, or 91% from $78,000 for the 2000 2nd Quarter to $7,000 for the 2001 2nd Quarter. S-Tech's operating expenses decreased $114,000, or 81% from $140,000 for the 2000 Six Month Period to $26,000 for the 2001 Six Month Period. As a result of the above, S-Tech's operating income (loss) improved $60,000, or 120%, from an operating loss of $50,000 for the 2000 2nd Quarter to operating income of $10,000 for the 2001 2nd Quarter and improved $124,000, or 118%, from an operating loss of $105,000 for the 2000 Six Month Period to operating income of $19,000 for the 2001 Six Month Period.

Fingerprint Identification Technologies

         The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. FMX did not have any revenues or gross profits for the 2001 and 2000 2nd Quarters or Six Month Periods. FMX incurred operating expenses of $91,000 for the 2001 2nd Quarter and $55,000 for the 2000 2nd Quarter and therefore its operating losses, increased $36,000. FMX incurred operating expenses of $201,000 for the 2001 Six Month Period and $106,000 for the 2000 Six Month Period and therefore its operating losses, increased $95,000. During the 2001 2nd Quarter and Six Month Period, FMX's operating expenses included $45,000 and $90,000, respectively, of management fees charged by The Finx Group.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. In March 2001, the Georal Security System passed preliminary U.S. State Department forced entry ballistics tests. The systems require final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. Secured Portals did not have any revenues or gross profits during the 2001 and 2000 2nd Quarters or Six Month Periods. Secured Portals operating expenses, and therefore its net operating loss increased $78,000, or 354%, from $22,000 for the 2000 2nd Quarter to $100,000 for the 2001 2nd Quarter. Secured Portals operating expenses, and therefore its net operating loss increased $83,000, or 94%, from $171,000 for the 2000 Six Month Period to $259,000 for the 2001 Six Month Period. During the 2001 2nd Quarter and Six Month Period, Secured Portal's operating expenses included $45,000 and $90,000, respectively, of management fees charged by The Finx Group.

Internet Marketing

         Internet Marketing reflects the activities of Starnet365.com. Starnet365.com is an Internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base, which pays commissions and which enables its users to comparative shop in excess of 7 million products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction-processing fees related to the sale of merchandise on the websites. Starnet365.com was established in April 2000 and therefore did not have any operating activity during the 2000 1st Quarter.

           During the 2001 2nd Quarter, Starnet36.com generated revenues of $88,000 resulting in gross profits of $87,000, or 98%. Operating expenses of Starnet 365.com for the 2001 2nd Quarter were $249,000 and included $49,000 of selling expense, including commissions on product sales, $45,000 of management fees charged by The Finx Group, $13,000 of amortization and deprecation and $142,000 of other operating costs. Starnet 365.com did not generate revenues during the 2000 2nd Quarter and incurred $80,000 of general and administrative operating expense. As a result of the above, Starnet365.com incurred operating losses of $162,000 and $80,000, respectively, for the 2001 and 2000 2nd Quarters.

         During the 2001 Six Month Period Starnet365.com generated revenues of $146,000 resulting in gross profits of $112,000, or 76%. Operating expenses of Starnet 365.com for the 2001 Six Month Period were $739,000 and included $55,000 of research and development related to web design and development, $226,000 of selling expense, including commissions on product sales, $90,000 of management fees charged by The Finx Group, $26,000 of depreciation and amortization and $342,000 of other operating costs. Operating expenses of Starnet 365.com for the 2001 2nd Quarter were $248,000 and included $59,000 of research and development related to web design and development, $177,000 of selling expense, primarily commissions on product sales, $45,000 of management fees charged by The Finx Group and $211,000 of other operating costs. Starnet 365.com did not generate revenues during the 2000 Six Month Period and incurred $80,000 of general and administrative operating expense. Starnet365.com was established in April 2000 and therefore the 2000 Six Month Period did not have any operating activity related to the 2000 1st Quarter. As a result of the above, Starnet365.com incurred operating losses of $628,000 and $80,000, respectively, for the 2001 and 2000 Six Month Periods.

Application Service Provider

         Application Service Provider reflects the activities of Shopclue.com. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. The consolidated statement of operations for the 2000 2nd Quarter and Six Month Period does not include Shopclue.com's operating activities, which were prior to the date of acquisition. During the 2001 2nd Quarter and Six Month Period, Shopclue.com's total revenues were $9,000 and $18,000, respectively, resulting in $8,000 and $17,000, respectively, of gross profit. Shopclue.com's total operating expense for the 2001 2nd Quarter and Six Month Period was $10,000 and $20,000, respectively, resulting in operating losses of $2,000 and $3,000, respectively.

Web Based Development Solutions

         Web Based Development Solutions reflects the activities of Bizchase. Bizchase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees. Bizchase was organized and acquired in July 2000 and did not have any revenues or gross profits during the 2000 2nd Quarter or Six Month Period. Bizchase operating expenses, and therefore its net operating losses for the 2001 2nd Quarter and Six Month Period was $135,000 and $466,000, respectively. Bizchase operating expenses are primarily salaries and consulting fees paid to software developers. Operating expense for the 2001 2nd Quarter and Six Month Period included $45,000 and $90,000, respectively, of management fees charged by The Finx Group.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During the 2001,2nd Quarter and Six Month Period The Finx Group recorded $225,000 and $450,000, respectively, of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's operating expenses decreased by $243,000, or 46%, from $527,000 for the 2000 2nd Quarter to $284,000 for the 2001 2nd Quarter and decreased by $261,000, or 30%, from $867,000 for the 2000 Six Month Period to $606,000 for the 2001 Six Month Period. As of June 30, 2001, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $900,000 for unpaid salaries of which $100,000 is included in both the 2001 and 2000 2nd Quarters operating expenses and $200,000 is included in both the 2001 and 2000 Six Month Periods. Other significant corporate costs include consulting fees and legal and accounting fees.

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         Interest expense and financing fees, other than that owed to related parties, amounted to $68,000 and $60,000, respectively, for the 2001 and 2000 2nd Quarters and amounted to $102,000 and $98,000, respectively, for the 2001 and 2000 Six Month Periods. During the 2001 2nd Quarter and Six Month Period $12,000 and $23,000, respectively, of such amounts relates to interest owed on Sequential's delinquent payroll taxes. The remainder for all periods presented relates to Sequential's revolving line of credit On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999. On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000. From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended. In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes increased $82,000 from $74,000 for the 2000 2nd Quarter to $156,000 for the 2001 2nd
Quarter and increased $124,000 from $130,000 for the 2000 Six Month Period to $254,000 for the 2001 Six Month Period. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, advances and expenses paid by Lewis S. Schiller and Grazyna B. Wnuk, officers of the company, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis
S. Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of June 30, 2001, aggregated $1.125 million. On May 7, 2001, the Company converted $1.5 million of related party notes owed to Trinity in exchange for 7,500,000 shares of common stock and converted an additional $2 million of notes owed to Trinity into a newly created series of Preferred Stock. Interest accrued on such notes are generally calculated at 9% and as of June 30, 2001 $462,000 of such interest remains unpaid.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $652,000, or $0.04 per common share, for the 2001 2nd Quarter and $604,000, or $0.29 per common share, for the 2000 2nd Quarter and incurred a consolidated net loss of $1.689 million, or $0.12 per common share, for the 2001 Six Month Period and $604,000, or $0.52 per common share, for the 2000 Six Month Period.


Financial Condition - Liquidity and Capital Resources

         As of June 30, 2001 the Company had a working capital deficiency of $7.894 million. Approximately $4.306 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $900,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $1.125 million owed to Trinity, its controlling stockholder, and other related parties, for loans and advances made to fund the operations of the Company. On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis
S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding.

Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

         During the 2001 Six Month Period, the Company used $351,000 for operating activities generated $343,000 from financing activities. As of June 30, 2001 the Company's subsidiaries are delinquent on payment of payroll taxes approximating $700,000.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2001 has a working capital deficiency of $4.306 million and capital deficiency of $4.016 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                The FINX GROUP, INC.

/S/______________   Chief Executive Officer and Director         August 10, 2001
Lewis S. Schiller   (Principal Executive and Accounting Officer)