Form 10QSB
period 2001-09-30
FINX GROUP INC
filed 2001-11-19
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2001

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No____

         As of November 7, 2001, there are 32,980,296 shares of the par value $.01 common stock outstanding.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                    2001            2000
-----------------------------------------------------------------------------------------------------------
Sales                                                                      $     421,000    $    585,000
Cost of goods sold                                                               320,000         379,000
-----------------------------------------------------------------------------------------------------------
                                                                                 101,000         206,000
Reserve for slow moving inventory                                                     --        (400,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     101,000        (194,000)
Operating expenses                                                             3,774,000       6,095,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (3,673,000)     (6,289,000)
Other income                                                                      40,000              --
Interest expense and financing fees, related parties                            (121,000)        (38,000)
Interest expense and financing fees, other                                       (46,000)        (61,000)
Minority interest                                                                 24,000              --
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (3,776,000)   $ (6,388,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           22,157,576      11,225,268
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.17)   $      (0.57)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                     2001            2000
-----------------------------------------------------------------------------------------------------------
Sales                                                                      $   1.349,000   $   2,017,000
Cost of goods sold                                                               804,000       1,135,000
-----------------------------------------------------------------------------------------------------------
                                                                                 545,000         882,000
-----------------------------------------------------------------------------------------------------------
Reserve for slow moving inventory                                                     --        (400,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     545,000         482,000
Operating expenses                                                             5,641,000       7,602,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (5,096,000)     (7,120,000)
Other income                                                                     129,000              --
Interest expense and financing fees, related parties                            (321,000)       (167,000)
Interest expense and financing fees, other                                      (203,000)       (159,000)
Minority interest                                                                 24,000              --
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (5,467,000)  $  (7,446,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           17,099,026       5,140,045
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.32)  $       (1.45)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of September 30,                                                                                 2001
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $       69,000
  Accounts receivable, net                                                                       106,000
  Inventories, net                                                                             2,082,000
  Prepaid expense and other current assets                                                        19,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                       2,276,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                          2,542,000
  Less accumulated depreciation and amortization                                              (2,450,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                              92,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Security deposits                                                                               20,000
  Goodwill                                                                                     2,044,000
  Software development costs, net                                                                123,000
  Patents, net                                                                                    10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                         2,197,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $    4,565,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $    2,678,000
  Accrued payroll                                                                              1,707,000
  Accrued payroll taxes                                                                          933,000
  Accrued interest expense, related parties                                                      583,000
  Notes payable, related parties                                                               1,174,000
  Revolving line of credit                                                                       572,000
  Customer deposits                                                                               56,000
  Other current liabilities                                                                      146,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  7,849,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 21,000
    shares issued and outstanding                                                              2,000,000
  Common stock, $.01 par value; 50,000,000 shares authorized;
    30,930,521 shares issued and outstanding                                                     309,000
  Additional paid-in capital                                                                  18,406,000
  Accumulated deficit                                                                        (23,999,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                  (3,284,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $    4,565,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                     2001            2000
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (5,467,000)   $ (7,446,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Non cash expense from the issuance and re-pricing of stock
  options                                                                      3,011,000         161,000
Non cash expense from the issuance of common stock to settle
  a subsidiary's obligations                                                          --          28,000
Non cash expense from the issuance of stock to acquire a
  subsidiary from related parties                                                     --       4,768,000
Reserve for slow moving inventory                                                     --         400,000
Expense deferred offering costs                                                       --         148,000
Depreciation and amortization                                                    150,000          27,000
Bad debt expense                                                                  30,000           5,000
Minority interest                                                                (24,000)             --
Other operating activities                                                            --           2,000
Changes in assets and liabilities:
  Inventories                                                                   (360,000)       (481,000)
  Accounts receivable, net                                                       175,000         197,000
  Prepaid expense and other current assets                                         1,000          17,000
  Other assets                                                                    10,000          (3,000)
  Accounts payable                                                               726,000         358,000
  Accrued payroll                                                                760,000          67,000
  Accrued payroll taxes                                                          387,000         178,000
  Accrued interest expense, related parties                                      375,000         182,000
  Customer deposits                                                              (65,000)         (2,000)
  Other current liabilities                                                      (46,000)         80,000
-----------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (337,000)     (1,314,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Software development costs                                                            --         (81,000)
Patent costs                                                                          --         (10,000)
Capital expenditures                                                                  --         (16,000)
Cash of acquired subsidiary                                                       31,000           8,000
Other investing activities                                                         1,000              --
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           32,000         (99,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       792,000       1,995,000
Repayments on related party loans                                               (339,000)       (123,000)
Net payments under revolving lines of credit                                    (105,000)       (128,000)
Deferred offering costs                                                               --        (210,000)
Other financing activities                                                         4,000         (24,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      352,000       1,510,000
-----------------------------------------------------------------------------------------------------------

Net increase in cash                                                              47,000          97,000
Cash - Beginning of period                                                        22,000          80,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     69,000    $    177,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.
                                                                    (continued)

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                      2001           2000
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
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.
                                                                    (concluded)

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
            Three and Nine Months Ended September, 30, 2001 and 2000
--------------------------------------------------------------------------------

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

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of September 30, 2001 has a working capital deficiency of $4.306 million and capital deficiency of $4.937 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

         Effective December 31, 2000, the Company's Board of Directors approved the 2001 Employee Stock Option Plan. The purpose of the 2001 Employee Stock Option Plan is to secure long-term relationships for the Company and its stockholders, from the benefits arising from capital stock ownership by the Company's Consultants, Advisors, Employees and Directors, who can help in the company's growth and success and to provide an effective means of compensation for such persons and entities providing services to the Company in lieu of cash payments therefor. The 2001 Employee Stock Option Plan provides for the issuance of up to 12,000,000 shares of the Company's Common Stock. On September 14, 2001, the Company registered all 12,000,000 shares of Common Stock which are the subject of the 2001 Employee Stock Option Plan on Form S-8 and on September 25, 2001 options to acquire 5,950,000 shares were exercised.

         The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three and nine months ended September 30, 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of earnings (loss) per share is not presented. Such items may dilute earnings per share in the future.

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

5.       Acquisition of Granite Technologies, Inc.

         On September 19, 2001, the Company consummated its acquisition (the "Acquisition") of Granite Technologies, Inc. ("Granite") through its newly created and wholly owned subsidiary, Granite Technology Acquisition Corp. pursuant to the terms of a Stock Purchase Agreement dated as of September 19, 2001, as amended, the Company purchased 95.87% of Granite's common stock from such holders of the Granite's common stock (the "Selling Shareholders") upon the issuance of 3,000,000 shares of its unregistered Common Stock (the "Acquisition Shares"). Granite has two significant proprietary software packages which have wide application in the retail and financial markets. Granite's principal products are the SmartCAT application Framework and the SmartCAT IO Subsystem. SmartCAT is a set of JAVA middleware that provides both the client (kiosk) and server (central system mainframe) platform for rapid development of self-service applications over the Internet. SmartCAT IO Subsystem, also a set of JAVA applications, provides powerful but simple-to-use interfaces to serial devices found in kiosks and in various retail delivery applications, such as point-of-sale and bank branch automation. It may be used together with the SmartCAT Application Framework or with other applications such as Eontec's BankFrame to deliver complete client specific solutions.

         Of the Selling Shareholders, Grazyna B. Wnuk, the Company's Corporate Secretary, a Director and Vice-President, received 124,031 Acquisition Shares for her ownership interest in Granite; and immediate family members of Lewis S. Schiller, the Company's Chairman of the Board, a Director and Chief Executive Officer, received 397,934 Acquisition Shares for their ownership interest in Granite. In accordance with the terms of the Stock Purchase Agreement, the Selling Shareholders hold certain demand and "piggyback" registration rights with respect to the Acquisition Shares received by them in connection with the Acquisition on terms specified in the Stock Purchase Agreement.

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

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                       2001           2000
-------------------------------------------------------------------------------------------------------------
Revenues:
  Electro-Mechanical and Electro- Optical Products                           $      361,000  $     462,000
  Specialized Vending Machines and Avionics Equipment                                 7,000         95,000
  Internet Marketing                                                                 53,000             --
  Application Service Provider                                                           --         28,000
-------------------------------------------------------------------------------------------------------------
                                                                                    421,000        585,000
  Corporate consulting fees                                                         225,000        270,000
  Intersegment consulting fees                                                     (225,000)      (270,000 )
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $      421,000  $     585,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                           $      (78,000) $     (67,000)
  Specialized Vending Machines and Avionics Equipment                               (49,000)      (401,000)
  Fingerprint Identification Technologies                                           (87,000)       (90,000)
  Secured Entrance Systems                                                          (76,000)       (52,000)
  Internet Marketing                                                               (379,000)      (253,000)
  Web Based Development Solutions                                                  (111,000)      (252,000)
  Application Service Provider                                                       (3,000)      (519,000)
-------------------------------------------------------------------------------------------------------------
                                                                                   (783,000)    (1,634,000)
  Corporate costs and expenses                                                   (2,890,000)    (4,655,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                   $   (3,673,000) $  (6,289,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                       2001           2000
-------------------------------------------------------------------------------------------------------------
Interest expense:
  Electro-Mechanical and Electro- Optical Products                           $       82,000  $      61,000
  Specialized Vending Machines and Avionics Equipment                                10,000             --
  Fingerprint Identification Technologies                                            11,000          8,000
  Secured Entrance Systems                                                            5,000          3,000
  Internet Marketing                                                                 19,000          4,000
  Web Based Development Solutions                                                    35,000         33,000
-------------------------------------------------------------------------------------------------------------
                                                                                    162,000        109,000
  Corporate costs and expenses                                                       29,000          7,000
  Intersegment charges                                                              (24,000)       (17,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                 $      167,000  $      99,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                           $     (140,000) $    (121,000)
  Specialized Vending Machines and Avionics Equipment                               (19,000)      (395,000)
  Fingerprint Identification Technologies                                           (98,000)       (97,000)
  Secured Entrance Systems                                                          (81,000)       (55,000)
  Internet Marketing                                                               (398,000)      (258,000)
  Web Based Development Solutions                                                  (146,000)      (285,000)
  Application Service Provider                                                           --       (503,000)
-------------------------------------------------------------------------------------------------------------
                                                                                   (882,000)    (1,714,000)
  Corporate costs and expenses                                                    2,918,000     (4,674,000)
  Minority interest                                                                  24,000             --
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                         $   (3,776,000) $  (6,388,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                           $        4,000  $       1,000
  Internet Marketing                                                                 12,000             --
  Web Based Development Solutions                                                    27,000          1,000
  Application Service Provider                                                        2,000          2,000
-------------------------------------------------------------------------------------------------------------
                                                                                     45,000          4,000
  Corporate                                                                           5,000          6,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                    $       50,000  $      10,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30,                                                             2001           2000
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $      994,000  $   1,714,000
  Specialized Vending Machines and Avionics Equipment                               138,000        275,000
  Internet Marketing                                                                199,000             --
  Application Service Provider                                                       18,000         28,000
-------------------------------------------------------------------------------------------------------------
                                                                                  1,349,000      2,017,000
  Corporate consulting fees                                                         675,000        270,000
  Intersegment consulting fees                                                     (675,000)      (270,000)
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $    1,349,000  $   2,017,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                        2001           2000
-------------------------------------------------------------------------------------------------------------
Operating loss:
  Electro-Mechanical and Electro- Optical Products                           $     (205,000) $     316,000
  Specialized Vending Machines and Avionics Equipment                               (30,000)      (496,000)
  Fingerprint Identification Technologies                                          (289,000)      (196,000)
  Secured Entrance Systems                                                         (247,000)      (140,000)
  Internet Marketing                                                             (1,007,000)      (334,000)
  Web Based Development Solutions                                                  (578,000)      (248,000)
  Application Service Provider                                                       (6,000)      (280,000)
-------------------------------------------------------------------------------------------------------------
                                                                                 (2,362,000     (1,378,000)
  Corporate costs and expenses                                                    2,734,000     (5,742,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                   $   (5,096,000) $  (7,120,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                           $      256,000  $     220,000
  Specialized Vending Machines and Avionics Equipment                                55,000         39,000
  Fingerprint Identification Technologies                                            31,000         19,000
  Secured Entrance Systems                                                           14,000          8,000
  Internet Marketing                                                                 53,000          6,000
  Web Based Development Solutions                                                   101,000         33,000
-------------------------------------------------------------------------------------------------------------
                                                                                    510,000        325,000
  Corporate costs and expenses                                                       72,000         31,000
  Intersegment charges                                                              (58,000)       (30,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                 $      524,000  $     326,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                           $     (339,000) $     123,000
  Specialized Vending Machines and Avionics Equipment                               (43,000)      (533,000)
  Fingerprint Identification Technologies                                          (320,000)      (215,000)
  Secured Entrance Systems                                                         (261,000)      (148,000)
  Internet Marketing                                                             (1,046,000)      (340,000)
  Web Based Development Solutions                                                  (679,000)      (281,000)
  Application Service Provider                                                        3,000       (262,000)
-------------------------------------------------------------------------------------------------------------
                                                                                 (2,685,000)    (1,656,000)
  Corporate costs and expenses                                                    2,806,000     (1,490,000)
  Minority interest                                                                  24,000             --
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                         $   (5,467,000) $  (3,146,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                           $        6,000  $       7,000
  Internet Marketing                                                                 38,000             --
  Web Based Development Solutions                                                    81,000          1,000
  Application Service Provider                                                        6,000          4,000
-------------------------------------------------------------------------------------------------------------
                                                                                    131,000         12,000
  Corporate                                                                          18,000         17,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                    $      149,000  $      29,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                  September       December
                                                                                        30,            31,
                                                                                       2001           2000
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                           $    2,720,000  $   2,459,000
  Specialized Vending Machines and Avionics Equipment                               332,000        351,000
  Fingerprint Identification Technologies                                            10,000         10,000
  Secured Entrance Systems                                                               --             --
  Internet Marketing                                                                268,000        334,000
  Web Based Development Solutions                                                 3,080,000      1,080,000
  Application Service Provider                                                      166,000        207,000
-------------------------------------------------------------------------------------------------------------
                                                                                  6,576,000      4,441,000
  Corporate                                                                      17,131,000     12,505,000
  Intersegment investments                                                      (14,320,000)   (12,906,000)
  Intersegment advances                                                          (4,822,000)    (1,503,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                           $    4,565,000  $   2,537,000
-------------------------------------------------------------------------------------------------------------

7.       New Authoritative Pronouncements

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in June 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

         The FASB has issued Statement No. 143, "Accounting for Asset Retirement Obligations" in June 2001. Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over the useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15, 2002.

         The FASB has issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

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

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential's revenues decreased $101,000,or 22%, from $462,000 for three months ended September 30, 2000 (the "2000 3rd Quarter") to $361,000 for the three months ended September 30, 2001 (the "2001 3rd Quarter"). Sequential's 2001 and 2000 3rd Quarter gross profit was $85,000, or 24% of sales, and $186,000, or 40% of sales, respectively. Sequential's revenues decreased $721,000,or 42%, from $1.715 million for nine months ended September 30, 2000 (the "2000 Nine Month Period") to $994,000 for the nine months ended September 30, 2001 (the "2001 Nine Month Period"). Sequential's 2001 and 2000 Nine Month Period gross profit was $355,000, or 36% of sales, and $817,000, or 48% of sales, respectively. Sequential's decline in revenue is primarily attributed to its inability to pay for the materials necessary to build the products included in its backlog. This inability to manufacture product has resulted in excessive downtime and idle capacity resulting in significantly reduced margins. Sequential's operating expenses decreased $90,000, or 35% from $164,000 for the 2000 3rd Quarter to $164,000 for the 2001 3rd Quarter. Sequential's operating expenses increased $60,000, or 12% from $501,000 for the 2000 Nine Month Period to $561,000 for the 2001 Nine Month Period. As a result of the above, Sequential's operating loss increased by $10,000, or 15%, from $68,000 for the 2000 3rd Quarter to $78,000 for the 2001 3rd Quarter and its operating results decreased by $522,000, or 165%, from operating income of $316,000 for the 2000 Nine Month Period to an operating loss of $206,000 for the 2001 Nine Month Period. During the 2001 and 2000 3rd Quarters and the 2001 Nine Month Period, Sequential's operating expenses included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech's revenues for the 2001 3rd Quarter decreased $87,000,or 92%, from $94,000 for the 2000 3rd Quarter to $7,000 for the 2001 3rd Quarter. S-Tech's gross profit was a negative $37,000, or (528%) of sales, for the 2001 3rd Quarter and was $29,000, or 31% of sales, for the 2000 3rd Quarter. S-Tech's revenues for the 2001 Nine Month Period decreased $137,000,or 50%, from $275,000 for the 2000 Nine Month Period to $138,000 for the 2001 Nine Month Period. S-Tech's gross profit was $8,000, or 5% of sales, for the 2001 Nine Month Period and was $76,000, or 28% of sales, for the 2000 Nine Month Period. S-Tech's gross profits have been negatively impacted as a result of non-variable overhead and indirect labor costs being allocated to a relatively minimal sales volume. In addition, the 2000 Nine Month Period includes a reserve for slow moving inventory of $400,000. S-Tech's operating expenses decreased $18,000, or 58% from $31,000 for the 2000 3rd Quarter to $13,000 for the 2001 3rd Quarter. S-Tech's operating expenses decreased $133,000, or 77% from $172,000 for the 2000 Nine Month Period to $39,000 for the 2001 Nine Month Period. As a result of the above, S-Tech's operating loss decreased $353,000, or 88%, from $402,000 for the 2000 3rd Quarter to $49,000 for the 2001 3rd Quarter and decreased $465,000, or 94%, from $496,000 for the 2000 Nine Month Period to $31,000 for the 2001 Nine Month Period.

Fingerprint Identification Technologies

         The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by Fingermatrix. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. FMX did not have any revenues or gross profits for the 2001 and 2000 3rd Quarters or Nine Month Periods. FMX incurred operating expenses of $87,000 for the 2001 3rd Quarter and $90,000 for the 2000 3rd Quarter and therefore its operating losses, decreased $3,000. FMX incurred operating expenses of $289,000 for the 2001 Nine Month Period and $196,000 for the 2000 Nine Month Period and therefore its operating losses increased $92,000. During the 2001 and

2000 3rd Quarters and the 2001 Nine Month Period, FMX's operating expenses included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. The Georal Security System passed preliminary U.S. State Department forced entry ballistics tests. The systems require final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. Secured Portals did not have any revenues or gross profits during the 2001 and 2000 3rd Quarters or Nine Month Periods. Secured Portals operating expenses, and therefore its net operating loss increased $24,000, or 46%, from $52,000 for the 2000 3rd Quarter to $76,000 for the 2001 3rd Quarter. Secured Portals operating expenses, and therefore its net operating loss increased $107,000, or 76%, from $140,000 for the 2000 Nine Month Period to $247,000 for the 2001 Nine Month Period. During the 2001 and 2000 3rd Quarters and the Nine Month Period, Secured Portal's operating expenses included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Internet Marketing

         Internet Marketing reflects the activities of Starnet365.com. Starnet365.com is an Internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base, which pays commissions and which enables its users to comparative shop in excess of 7 million products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction-processing fees related to the sale of merchandise on the websites. Starnet365.com was established in April 2000 and did not have any operating activity until the 2000 3rd Quarter.

         During the 2001 3rd Quarter, Starnet365.com generated revenues of $53,000 resulting in gross profits of $52,000, or 99%. Operating expenses of Starnet 365.com for the 2001 3rd Quarter were $431,000 and included $171,000 of software development and maintenance costs, $45,000 of management fees charged by The Finx Group, $13,000 of amortization and deprecation and $203,000 of other operating costs. Starnet 365.com did not generate revenues during the 2000 3rd Quarter and incurred $253,000 of general and administrative operating expense, including $45,000 of management fees charged by The Finx Group. As a result of the above, Starnet365.com incurred operating losses of $379,000 and $253,000, respectively, for the 2001 and 2000 3rd Quarters.

         During the 2001 Nine Month Period Starnet365.com generated revenues of $199,000 resulting in gross profits of $164,000, or 82%. Operating expenses of Starnet 365.com for the 2001 Nine Month Period were $1.17 million and included $226,000 of web design and development, $228,000 of selling expense, including commissions on product sales, $135,000 of management fees charged by The Finx Group, $38,000 of depreciation and amortization and $544,000 of other operating costs. Operating expenses of Starnet 365.com for the 2000 Nine Month Period were $334,000 and included $45,000 of management fees charged by The Finx Group and $289,000 of other operating costs. As a result of the above, Starnet365.com incurred operating losses of $1 million and $334,000, respectively, for the 2001 and 2000 Nine Month Periods.

Application Service Provider

         Application Service Provider reflects the activities of Shopclue.com. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. The consolidated statement of operations for the 2000 3rd Quarter and 2000 Nine Month Period does not include Shopclue.com's operating activities, which were prior to the date of acquisition. During the 2001 Nine Month Period, Shopclue.com's total revenues were $18,000 and for the 2000 3rd Quarter and Nine Month Period were $48,000. Shopclue.com's total operating expense for the 2001 3rd Quarter and Nine Month Period was $3,000 and $24,000, respectively, resulting in operating losses of $3,000 and $2,000, respectively.

Web Based Development Solutions

         Web Based Development Solutions reflects the activities of Bizchase. Bizchase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees. Bizchase was organized and acquired in July 2000 and to date has not generated any revenues or gross profits. Bizchase operating expenses, and therefore its net operating losses for the 2001 3rd Quarter and Nine Month Period was $111,000 and $578,000, respectively. Bizchase operating expenses are primarily salaries and consulting fees paid to software developers. Operating expense for the 2001 3rd Quarter and Nine Month Period included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During the 2001 3rd Quarter and Nine Month Period The Finx Group recorded $225,000 and $675,000, respectively, of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's operating expenses for the 2001 3rd Quarter and Nine Month Period includes $2.975 million of non cash expense form the issuance of options to consultants. The 2000 Nine Month Period includes non cash expense of $4.768 million related to the issuance of stock to acquire Shopclue. As of September 30, 2001, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $900,000 for unpaid salaries of which $100,000 is included in both the 2001 and 2000 3rd Quarters operating expenses and $300,000 is included in both the 2001 and 2000 Nine Month Periods. Other significant corporate costs include consulting fees and legal and accounting fees.

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         Interest expense and financing fees, other than that owed to related parties, amounted to $46,000 and $61,000, respectively, for the 2001 and 2000 3rd Quarters and amounted to $203,000 and $159,000, respectively, for the 2001 and 2000 Nine Month Periods. During the 2001 3rd Quarter and Nine Month Period $9,000 and $32,000, respectively, of such amounts relates to interest owed on Sequential's delinquent payroll taxes. The remainder for all periods presented relates to Sequential's revolving line of credit On July 28, 1997, Sequential obtained a two-year revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The original FINOVA Line of Credit provided for a borrowing base equal to the lesser of 75% of eligible accounts receivable or $350,000, required payment of a 1% annual facility fee of $3,500, a 1% monthly commitment fee of $3,500, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. On March 27, 1998, the FINOVA Line of Credit was amended allowing an increase from 75% to 80% of eligible accounts receivable for purposes of calculating the borrowing base, and extended the term of the agreement from July 31, 1999 to December 31, 1999. On August 3, 1998, the FINOVA Line of Credit was further amended allowing an increase in the borrowing base to a maximum of $400,000, and further extended the term of the agreement to July 31, 2000. From August 3, 1998 until August 27, 1999, Trinity had a $200,000 participating interest in the FINOVA Line of Credit. On August 28, 1999, Trinity guaranteed Sequential's performance under the FINOVA Line of Credit and provided FINOVA Capital Corporation with a collateral security deposit of approximately $468,000 and simultaneously therewith, Trinity's participation in the FINOVA Line of Credit ended. In August 1999, Trinity-I increased the cash collateral to approximately $523,000 on which Trinity-I receives from FINOVA a return on the cash collateral in an amount equal to the greater of the prime rate of Citibank, N.A., plus 6% or 14.5% per annum. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. The Company has been notified that the line of credit will not be renewed beyond November 30, 2001.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes increased $83,000 from $38,000 for the 2000 3rd Quarter to $121,000 for the 2001 3rd
Quarter and increased $154,000 from $167,000 for the 2000 Nine Month Period to $321,000 for the 2001 Nine Month Period. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, advances and expenses paid by Lewis S. Schiller and Grazyna B. Wnuk, officers of the company, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis
S. Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of June 30, 2001, aggregated $1.125 million. On May 7, 2001, the Company converted $1.5 million of related party notes owed to Trinity in exchange for 7,500,000 shares of common stock and converted an additional $2 million of notes owed to Trinity into a newly created series of Preferred Stock. Interest accrued on such notes are generally calculated at 9% and as of September 30, 2001 $583,000 of such interest remains unpaid.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $3.776 million, or $0.17 per common share, for the 2001 3rd Quarter and $6.388 million, or $0.57 per common share, for the 2000 3rd Quarter and incurred a consolidated net loss of $5.467 million, or $0.32 per common share, for the 2001 Nine Month Period and $7.446 million, or $1.45 per common share, for the 2000 Nine Month Period.

Financial Condition - Liquidity and Capital Resources

         As of September 30, 2001 the Company had a working capital deficiency of $4.937 million. Approximately $2.657 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $900,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $1.757 million owed to Trinity, its controlling stockholder, and other related parties, for loans and advances made to fund the operations of the Company. On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis
S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding.

Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

         During the 2001 Nine Month Period, the Company used $337,000 for operating activities and generated $32,000 and $343,000, respectively, from investing and financing activities. As of September 30, 2001 the Company's subsidiaries are delinquent on payment of payroll taxes approximating $700,000.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of September 30, 2001 has a working capital deficiency of $4.937 million and capital deficiency of $3.284 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made to what exent any such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The FINX GROUP, INC.

/S/______________    Chief Executive Officer and Director     November 14, 2001
Lewis S. Schiller    (Principal Executive and
                      Accounting Officer)