Form 10KSB/A
period 2000-12-31
FINX GROUP INC
filed 2002-01-10
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2000 were $3,233,000.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 10, 2001 was approximately $7 million computed on the basis of the reported sale price per share ($0.43) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

         During 2000 and 1999 the revenues of Sequential were $2.4 million and $2.1 million, respectively. Sequential is engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Optical encoders are utilized by manufacturers whose manufacturing processes require highly accurate positioning of manufactured components. Encoders are also used as position sensors on computer numerically controlled machinery and equipment, in packaging machinery for industries such as food packaging and paper products manufacturing and as measurement devices on certain medical equipment. The encoders manufactured by Sequential are also sold to the U.S. Government for a variety of military uses including position transducers for the Multi-Launch Rocket System and the Patriot Missile Defense System. Sequential's encoders are also utilized in the NEXRAD weather system as position transducers on the system's radar antennas. Sequential's high-resolution encoders provide azimuth and elevation data on the National Aeronautics and Space Administration's telemetry tracking antennas that are located around the world and used to track missiles, rockets and satellites.

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

         FMX is engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control. Potential applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. In addition a miniaturized variation of the fingerprint scanner is being developed which can be integrated with security access systems for the Internet.

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

         To the extent that FMX develops commercially viable systems or products utilizing such proprietary fingerprint identification technology, it intends to market any such product or system initially for law enforcement and access control applications. FMX intends to engage sales representatives and distributors to assist with the marketing of any such product or system, to participate in trade shows and to seek to market such products or systems in partnership with major law enforcement system original equipment manufacturers. Inasmuch as FMX has not developed any such product or system, which may be marketed, the Company cannot provide any assurance as to the success of any such marketing efforts or the degree of acceptability that any such product or system may achieve in the marketplace.

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

         If and when FMX develops a commercially viable products or systems, it will face competition from many companies with other types of biometric or other fingerprint identification products or systems, most of whom have far greater financial, technical, manufacturing, marketing and other resources than FMX. FMX has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and FMX does not expect that it will have meaningful revenues, if any, until the Georal Security System has completed final certification testing at the U.S. State Department. Subsequent to December 31, 2000, a broad patent was issued to FMX covering three dimensional fingerprint imaging.

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

         The Georal Security System has completed all phases of U.S. State Department forced entry and ballistics tests and is awaiting final certification necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. Secured Portals does not expect that it will have meaningful revenues, if any, until the Georal Security System receives final certification from the U.S. State Department and as a result did not have any revenues or gross profits during 2000 or 1999.

Internet Marketing

         Internet Marketing reflects the activities of Starnet365.com, Inc. ("Starnet365.com"). During 2000, Starnet365.com's revenues were $382,000. Starnet365.com is a Delaware company that was originally organized as Cue 365.com, Inc. on April 20, 2000 by Trinity. On May 25, 2000, Trinity changed Cue365.com, Inc.'s name to Starnet365.com, Inc. and effected a spin-off of Starnet365.com as a result of which The Finx Group owns 69.5% of Starnet365.com's issued and outstanding common stock, Starnet365.com's executives and employees own 22.05% (including 6.11% and 4.28% owned respectively by Mr. Lewis Schiller and Ms. Wnuk) and members of Mr. Lewis Schiller's family own the remaining 8.45%. The Finx Group also owns all of Starnet365.com's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Starnet365.com's board of directors.

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

Application Service Provider

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. Shopclue.com is a Delaware Company organized in July 1999. During 2000 Shopclue.com's revenues were $64,000 of which $44,000 were generated from the date of acquisition through December 31, 2000. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise.. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development. As of December 31, 2000, the Company owned 34.24% of Shopclue.com's common stock and all of its issued and outstanding preferred stock which gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Shopclue.com's preferred stock that gives the Company the right to elect a majority of the Shopclue.com board of directors.

         Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. Shopclue.com is headquartered in Armonk, New York. Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and chairman, developed the Shopclue.com concept and remains a significant shareholder of Shopclue.com and will continue to serve as an executive of Shopclue.com.

Web Based Development Solutions

         On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, Inc. ("Biz Chase") from Trinity. Biz Chase, a Delaware company organized in July 2000, is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Biz Chase's preferred stock that gives the Company the right to elect a majority of the Biz Chase board of directors. Biz Chase's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are anticipated to be generated through activation and hosting fees.

Research and Development

         During 2000, the Company incurred $4.9 million of identified research and development expense, all of which was charged to operations. Approximately $4.8 million of such research and development expense was purchased, in-process research and development costs resulting from the Shopclue.com acquisition.

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

         Of the Selling Shareholders, Grazyna B. Wnuk, the Company's Corporate Secretary, a Director and Vice-President, received 124,031 Acquisition Shares for her ownership interest in Granite; and immediate family members of Lewis S. Schiller, the Company's Chairman of the Board, a Director and Chief Executive Officer, received 397,934 Acquisition Shares for their ownership interest in Granite. In accordance with the terms of the Stock Purchase Agreement, the Selling Shareholders hold certain demand and "piggyback" registration rights with respect to the Acquisition Shares received by them in connection with the Acquisition on terms specified in the Stock Purchase Agreement

         On September 15, 2001 the Company and Granite Technology Acquisition Corp. entered into a Settlement and Release Agreement with Rock Partners Ltd., SSMI Corp. and Bruno Kordich. Pursuant to the Settlement and Release Agreement
(i) the Company received 250,000 shares, or 4.13%, of Granite's common stock then owned by Rock Partners Ltd. and SSMI Corp.; (ii) the Company and Granite received a General Release and a Dismissal with Prejudice on any past disputes by and among Granite and Rock Partners Ltd., SSMI Corp. and Bruno Kordich; (iii) all past agreements between Granite and Rock Partners Ltd., SSMI Corp. and Bruno Kordich became void and cancelled; (iv) Rock Partners Ltd., SSMI Corp. and Bruno Kordich received 542,636 shares of the Company's Common Stock in consideration for (i), (ii) and (iii); (v) the Company and Granite acknowledged outstanding notes and liabilities in the aggregate of $77,000 for which payments will begin in January of 2002 at $10,000 per month; and (vi) the Company issued 160,000 shares of the Company's Common Stock in consideration for all remaining claims aggregating $80,000.

Related Party Debt Conversion

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

Letter of Intent to Acquisition of Trans Global Services, Inc.

         On November 11, 2001, the Company entered into a binding letter of intent to acquire an equity interest in Trans Global Services, Inc. ("Trans Global"). Pursuant to the letter of intent, the Company would receive 5,000,000 shares of Trans Global's common stock in exchange for 2,500,000 shares of the Company's common stock. In addition, the Company would purchase preferred equity, convertible into a maximum of 3,000,000 shares of Trans Global's common stock, for $1 million.

         Further, the letter of intent requires immediate election of the Company's appointees to the Trans Global board of directors including the appointment of Lewis S. Schiller as Trans Global's Chairman of the Board, after which, the Company's appointees would represent a majority of the Trans Global board of directors. Lewis S. Schiller is the Chief Executive Officer and Chairman of the Board of the Company.

2001 Employee Stock Option Plan

         The Company's Board of Directors approved the 2001 Employee Stock Option Plan. The purpose of the 2001 Employee Stock Option Plan is to secure long-term relationships for the Company and its stockholders, from the benefits arising from capital stock ownership by the Company's Consultants, Advisors, Employees and Directors, who can help in the company's growth and success and to provide an effective means of compensation for such persons and entities providing services to the Company in lieu of cash payments therefor. The 2001 Employee Stock Option Plan provides for the issuance of up to 12,000,000 shares of the Company's Common Stock. On September 14, 2001, the Company registered all 12,000,000 shares of Common Stock which are the subject of the 2001 Employee Stock Option Plan on Form S-8 and as of December 10, 2001 has issued options to purchase an aggregate of 11,475,000 of common stock, all of which were exercised at $0.15 per share.

RISK FACTORS

We Have a History of Losses and Cash Flow Deficit

         Operating losses have increased during the two years ended December 2000 and as of December 31, 2000 the Company has a stockholders deficiency of $6.6 million. We expect to incur additional losses during the time period in which the Company is developing products and markets for its subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

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

We May Use a Significant Portion of the Proceeds from Any Financing Offering to Fund New Businesses

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

We Have Granted Significant Benefits Under Certain Existing and Proposed Employment Agreements

         Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, and the Company have entered into an employment agreement and Grazyna B. Wnuk, Vice President, Secretary and a Director of the Company, and the Company have substantially agreed to the terms of a proposed employment agreements. These executed and proposed employment agreements provide significant benefits to each of them. The terms of these agreements were determined by the management of the Company, certain of whom are also parties to these agreements.

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

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

         As of December 10, 2001, 23,191,692 shares of our outstanding Common Stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of issuance. We have granted "piggy-back" registration rights with respect to 3,000,000 shares of Common Stock issued acquire Granite Technologies, Inc. and "piggy-back" registration rights with respect to the 1,000,032 shares of Common Stock issued to Blake Schiller upon consummation of the acquisition of Shopclue.com. Upon registration, all shares, which are registered will become fully tradable without restriction.

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

         The Finx Group and Starnet365.com conduct their business in Boca Raton, Florida in space provided by the Company's Chief Executive Officer at no cost to the company.

Item 3. Legal Proceedings.

         We are not involved in any legal proceedings that management believes would adversely affect our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                     Bid Prices
                                     ----------
Current period from             High            Low
                                ----            ---
 January 1, 2001 to
 December 10, 2001            $ 2.00           $0.15

Quarter ended

March 31, 2000                $10.00           $3.10
June 30, 2000                  $5.60           $1.88
September 30, 2000             $6.25           $2.25
December 31, 2000              $2.63           $0.63

March 31, 1999                 $0.75           $0.26
June 30, 1999                  $4.30           $0.50
September 30, 1999             $6.70           $1.80
December 31, 1999              $5.70           $2.50

         We have authorized 50,000,000 of our $0.01 par value common stock. As of December 10, 2001, there were approximately 2,700 holders of record of the Company's common stock. The Company has not paid dividends on common stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the expansion of its operations and for general corporate purposes, including future acquisitions.

         During 1999, the Company issued to Trinity 1,000 shares of its Series A Preferred Stock. The Series A Preferred Stockholders are entitled to annual dividends of 4% per share, currently $40 per annum. The Series A Preferred Stock has the right to vote upon all matters as the Common Stockholders and gives Trinity the right to elect a majority of the Board of Directors of the Registrant.

         On May 7, 2001, Trinity converted $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding. Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

         As of November 2, 2001, 20,691,692 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

         As more fully disclosed in the footnotes to the financial statements, Fingermatrix has seven identifiable business segments. The following table sets forth the results of operations of these segments for 2000 and 1999.
The operations of each of the business segments is discussed separately as follows:


For the years ended December 31,                    2000              1999
--------------------------------------------------------------------------
Revenues:
Electro-Mechanical and Electro-
 Optical Products                             $2,406,000        $2,056,000
Specialized Vending Machines
 and Avionics Equipment                          401,000           567,000
Fingerprint Identification Technologies                -                 -
Secured Entrance Systems                               -                 -
Internet Marketing                               382,000                 -
Web Based Development Solutions                        -                 -
Application Service Provider                      44,000                 -
Corporate                                        450,000                 -
Intersegment charges                            (450,000)                -
--------------------------------------------------------------------------
Total revenues                                $3,233,000        $2,623,000
==========================================================================


Operating loss:
Electro-Mechanical and Electro-
 Optical Products                               ($47,000)      ($1,427,000)
Specialized Vending Machines
 and Avionics Equipment                         (457,000)         (456,000)
Fingerprint Identification Technologies         (296,000)         (218,000)
Secured Entrance Systems (Ingress/Egress)       (201,000)          (78,000)
Internet Marketing                              (729,000)                -
Web Based Development Solutions                 (448,000)                -
Application Service Provider                    (312,000)                -
--------------------------------------------------------------------------
                                              (2,490,000)       (2,179,000)
Corporate costs and expenses                  (5,603,000)         (966,000)
--------------------------------------------------------------------------
Total operating loss                         ($8,093,000)      ($3,145,000)
==========================================================================

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

         Sequential's revenues for 2000 increased $350,000, or 17%, from $2.056 million for 1999 to $2.406 million for 2000. Sequential's 2000 gross profit was $733,000, or 30.5%. Sequential's 1999 gross profit was $546,000, or 26.5% of sales. Sequential's gross profit improved by 4% because in 2000, Sequential generated a greater portion of its revenues from government contracts which had greater margins than the revenue sources in 1999. For 1999, Sequential's operating loss includes a $971,000 charge for uninsured inventory losses, which were the result of a flood. Sequential's other operating expenses decreased $220,000, or 22% from $1 million for 1999 to $780,000 for 2000. The 2000 operating expense includes $90,000 of management fees charged by The Finx Group. As a result of the above, Sequential's operations improved by $1.4 million, or 96.7%, from an operating loss of $1.427 million for 1999 to $47,000 for 2000.

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

         S-Tech's revenues for 2000 decreased $166,000,or 29.3%, from $567,000 for 1999 to $401,000 for 2000. S-Tech's gross profit was a negative $278,000, or 69.3% of sales for 2000 and $101,000, or 17.7% of sales, for 1999. S-Tech's cost of sales included reserves for slow moving inventory of $359,000, or 89.5% of sales, for 2000 and $258,000, or 45.5% of sales, for 1999. Excluding the effects of the reserves for slow moving inventory, S-Tech's gross profit decreased by 7.7% as a result of unfavorable labor and overhead production variances related to under utilized capacity. S-Tech's operating expense decreased $177,000, or 49.7% from $356,000 for 1999 to $179,000 for 2000. S-Tech's operating expense included $3,000 of research and development costs. As a result of the above, S-Tech's operating loss increased by $1,000 from $456,000 for 1999 to $457,000 for 2000.

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

         FMX has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and FMX does not expect that it will have meaningful revenues, if any, until the Georal Security System has completed final certification testing at the U.S. State Department. As a result, FMX did not have any revenues or gross profits for 2000 and 1999. FMX's operating expenses, and therefore its operating losses, increased $78,000, or 38.8%, from $218,000 for 1999 to $296,000 for 2000. During 2000 the expenses include $90,000 of management fees charged by The Finx Group. The remaining costs consist primarily of salaries to FMX's president and consulting fees to engineers.

Secured Entrance Systems (Ingress/Egress)

         The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. The Georal Security System has completed all phases of U.S. State Department forced entry and ballistics tests and is awaiting final certification necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad.

         Secured Portals does not expect that it will have meaningful revenues, if any, until the Georal Security System receives final certification from the U.S. State Department and as a result did not have any revenues or gross profits during 2000 or 1999. Secured

Portals operating expense, and therefore its net operating loss increased $123,000, or 157.6%, from $78,000 for 1999 to $201,000 for 2000. During 2000,
Secured Portal's operating expense included $90,000 of management fees charged by The Finx Group.

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

         During 2000, Starnet365.com generated revenues of $383,000 resulting in gross profits of $277,000, or 72.3%. A significant portion of Starnet365.com's revenues in 2000 were sales of tutorials which have a low cost of sales component. Other revenues were from the sale of logo items. Operating expenses of Starnet 365.com for 2000 were $1.006 million which included $82,000 of research and development related to web design and development, $303,000 of selling expense, primarily commissions on product sales, $90,000 of management fees charged by The Finx Group and $523,000 of other general and administrative costs, which were primarily legal and consulting fees required to establish the marketing plan. As a result of the above, Starnet365.com incurred an operating loss of $729,000 for 2000.

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

         The consolidated statement of operations for 2000 only includes Shopclue.com's operating activities from the date of acquisition through December 31, 2000. During 2000, Shopclue.com's total revenues were $64,000 of which $44,000 is included in the consolidated results resulting in $32,000 of gross profit. Shopclue.com's total operating expense for 2000 was $933,000 of which $538,000 is included in the consolidated results. Shopclue.com's operating expense includes $72,000 of research and development costs and a significant amount of salaries paid to software developers and marketers. Shopclue.com's total operating loss for 2000 amounted to $901,000 of which $312,000 is included in the consolidated results.

Web Based Development Solutions

         Web Based Development Solutions reflects the activities of Biz Chase. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are anticipated to be generated through activation and hosting fees.

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

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During 2000, The Finx Group recorded $450,000 of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's 2000 operating expense amounted to $6.053 million. In 2000, the Company purchased Shopclue.com from family members of Lewis S. Schiller, The Finx Group's Chief Executive Officer and Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise.. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development. Other significant operating expense items included $148,000 from the write-off of deferred offering costs related to an unconsummated private placement offering of The Finx Group's preferred stock, $400,000 in accrued and unpaid salaries owed to Lewis Schiller and Grazyna Wnuk, The Finx Group's officers, $124,000 of legal fees, $150,000 of accounting and auditing fees, $114,000 of consulting fees and $66,000 of public relations costs.

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

Interest Expense and Financing Fees

         Interest expense and financing fees for 2000 includes $163,000 related to Sequential's revolving line of credit and $45,000 related to Sequential's delinquent payroll taxes. Interest expense and financing fees for 1999 is $205,000 related to Sequential's revolving line of credit.

         On July 28, 1997, Sequential entered into a revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The FINOVA Line of Credit provides for a borrowing base equal to the lesser of 80% of eligible accounts receivable or $400,000, required payment of a 1% annual facility fee, a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. The Company was notified that the FINOVA line-of-credit will not be extended beyond November 30, 2001.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes increased $253,000 from $84,000 for 1999 to $337,000 for 2000. The Company and its
subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000 and 1999, aggregated $4 million and $1.5 million, respectively. Interest accrued on such notes are generally calculated at 9% and as of December 31, 2000 $332,000 of such interest remains unpaid.

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

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $8.5 million, or $1.26 per common share, for 2000 and $3.8 million, or $2.28 per common share for 1999.

Financial Condition - Liquidity and Capital Resources

         As of December 31, 2000 the Company had a working capital deficiency of $7 million. Approximately $4.9 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $600,000 owed to Lewis Schiller and Grazyna Wnuk, $4.3 million owed in the aggregate to Trinity, its controlling stockholder, Universal International, Inc., a company owned by Grazyna Wnuk, E. Gerald Kay, a former director, and members of Lewis Schiller's family, for advances and loans made to fund the operations of the Company.

         During 2000, the Company used $1.4 million for operating activities and $302,000 for investing activities and generated $1.6 million from financing activities. Two of the Company's subsidiaries, Sequential and S-Tech have an aggregate of $525,000 of delinquent payroll taxes. Such delinquencies could have an adverse impact on the Company's ability to obtain financing. The Company has issued its stock in order to make its recent acquisitions and is pursuing various financing sources with which to fund future operating activities.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2000 and as of December 31, 2000 has a working capital deficiency of $7 million and a capital deficiency of $6.6 million. During 2000 and 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. On September 14, 2001, the Company registered 12,000,000 shares of Common Stock which are the subject of the 2001 Employee Stock Option Plan on Form S-8 and as of December 10, 2001 has issued options to purchase an aggregate of 11,475,000 of common stock, all of which were exercised at $0.15 per share. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Item 7. Financial Statements and Supplementary Data.

The information required by Item 7. is included as Exhibit 99.2 to this Form 10-KSB/A.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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


                            Annual Compensation          Awards           Payouts
                            ------ ------------          ------           -------

   Name and                                                                               Underlying
   Principal                                              Other Annual     Restricted    Options/SARs       LTIP         All Other
   Position         Year        Salary         Bonus      Compensation    Stock Awards        (#)        Payouts ($)   Compensation
---------------- ----------- -------------- ------------ ---------------- ------------- ---------------- ------------ --------------

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

Employment Agreements

         The Company and Lewis S. Schiller have entered into an employment agreement whereby he is employed as the Company's Chief Executive Officer. Mr. Schiller's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides annual compensation of $500,000. Mr. Schiller's contract may be extended an additional five years and commencing 2002 his annual compensation shall be increased by the greater of 5% or the increase in the cost of living index. Mr. Schiller's contract provides him with a bonus for each year of the term equal to 10% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Mr. Schiller's contract entitles him to 20% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Mr. Schiller's contract provides him the opportunity to participate in the future expansion of the Company whereby he is entitled, at his option, to purchase up to 25% of the authorized securities of any subsidiary which is organized for any purpose. Mr. Schiller's contract provides him with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Mr. Schiller's contract provides him with severance equal to all amounts owed to for the full term of the employment agreement.

         As of December 31, 2000, the Company has not entered into an employment agreement with Grazyna B. Wnuk. The Company anticipates that it will negotiate terms and conditions for a contract with Ms. Wnuk at a future date.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

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

                                                                                              Amount and Nature of    Common Stock
Name and address of Beneficial Owner                                                          Beneficial Ownership   Outstanding(1)
------------------------------------------------------------------------------------------------------------------------------------

Officers and Directors
  Lewis S. Schiller, 21346 St. Andrews Blvd., Suite 137, Boca Raton, FL 33433                      5,269,480              45.8%(2)
  Grazyna B. Wnuk, 21634 Club Villa Terrace, Boca Raton, FL 33433                                  1,209,535              10.5%(3)
  Officer and directors as a group (2 persons)                                                     6,479,015                56.3%

Other Beneficial Owners
  The Trinity Group I, Inc., 21346 St. Andrews Blvd., Suite 137, Boca Raton, FL 33433              5,269,480                45.8%
  Allan Risi GIL Security Systems, Inc., 150-38 12th Avenue, Whitestone, NY 11357                  1,049,874                9.1%
  Blake Schiller, 84 Business Park #202, Armonk, NY 10504                                          1,040,455                9.0%
  Gordon Molesworth, 1091 W. Calle Excesio, Green Valley, AZ 85614                                 1,069,071               8.3%(4)
  Carol Schiller, One Butler Road, Scarsdale, NY 10583                                              981,569                 8.5%

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

Item 12. Certain Relationships and Related Transactions.

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

         On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares (10,571,607 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 6,956,693 shares (69,566,934 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock). Subsequent to the 1999 SES Merger, Trinity transferred an aggregate of 370,046 shares (3,700,457 shares prior to the July 14, 2000 1 for 10 reverse split) of the Common Stock and 32,780 shares of Series A Preferred Stock (convertible into an aggregate of 2,434,898 shares 984 (24,348,984 shares prior to the July 14, 2000 1 for 10 reverse split) shares of Common Stock) owned by it to the following individuals and amounts: Carol Schiller (116,281 shares (1,162,811 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 10,302 shares of Series A Preferred Stock); Douglas Schiller (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); Linda Schiller (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); (31,733 shares (317,332 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 2,810 shares of Series A Preferred Stock); and Grazyna B. Wnuk (158,565 shares (1,585,650 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 14,048 shares of Series A Preferred Stock), in exchange for the equity interests of such individuals in Trinity. Carol Schiller is the wife of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, Douglas Schiller, Linda Schiller and Blake Schiller are Mr. Schiller's adult children and Grazyna B. Wnuk is a director of the Company. Trinity is wholly owned by Trinity-I, which, in turn, is wholly owned by Lewis S. Schiller. Mr. Schiller disclaims the beneficial ownership of the shares of Common Stock and Series A Preferred Stock owned by Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller. Mr. Schiller and Ms. Wnuk are the sole officers and directors of Trinity and Trinity-I. Mr. Schiller has pledged all of the shares of Trinity-I to SES Holdings Corp. ("SESH") as collateral security for a prior debt to SESH. SESH is controlled by Carol Schiller. Carol Schiller, Douglas Schiller, Linda Schiller, Blake Schiller and Grazyna B. Wnuk each have "piggy-back" registration rights with respect to the aforementioned shares of Common Stock owned and to be issued to them upon the conversion of the aforementioned shares of Series A Preferred Stock.

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

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Vice Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million.

         On September 19, 2001, the Company consummated its acquisition Granite through its newly created and wholly owned subsidiary, Granite Technology Acquisition Corp. pursuant to the terms of a Stock Purchase Agreement dated as of September 19, 2001, as amended, the Company purchased 95.87% of Granite's common stock from such holders of the Granite's common stock (the "Selling Shareholders") upon the issuance of 3,000,000 shares of its unregistered Common Stock (the "Acquisition Shares"). Granite has two significant proprietary software packages which have wide application in the retail and financial markets. Granite's principal products are the SmartCAT application Framework and the SmartCAT IO Subsystem. SmartCAT is a set of JAVA middleware that provides both the client (kiosk) and server (central system mainframe) platform for rapid development of self-service applications over the Internet. SmartCAT IO Subsystem, also a set of JAVA applications, provides powerful but simple-to-use interfaces to serial devices found in kiosks and in various retail delivery applications, such as point-of-sale and bank branch automation. It may be used together with the SmartCAT Application Framework or with other applications such as Eontec's BankFrame to deliver complete client specific solutions. Of the Selling Shareholders, Grazyna B. Wnuk, the Company's Corporate Secretary, a Director and Vice-President, received 124,031 Acquisition Shares for her ownership interest in Granite; and immediate family members of Lewis S. Schiller, the Company's Chairman of the Board, a Director and Chief Executive Officer, received 397,934 Acquisition Shares for their ownership interest in Granite. In accordance with the terms of the Stock Purchase Agreement, the Selling Shareholders hold certain demand and "piggyback" registration rights with respect to the Acquisition Shares received by them in connection with the Acquisition on terms specified in the Stock Purchase Agreement

         On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding. Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

    (i) None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINX GROUP, INC.

/s/ Lewis S. Schiller
---------------------
Chief Executive Officer
December 10, 2001

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Lewis S. Schiller
---------------------
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

December 10, 2001


/S/ Grazyna B. Wnuk
-------------------
Secretary, Vice-President and Director

December 10, 2001

Index to Exhibits

Exhibit No.      Description of Document
----------       -----------------------
(3)(i)           Amended and Restated Certificate of Incorporation.(1)
(3)(ii)          By-laws.(1)
(10.1)           Stock Purchase Agreement to acquire Shopclue.com, Inc.(2)
(10.2)           Stock Purchase Agreement to acquire Bizchase, Inc.(2)
(21)             Subsidiaries of the registrant.
(99.1)           Employment Agreement between Registrant and Lewis S. Schiller
(99.2)           Financial Statements

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

Exhibit (99.1)
Employment Agreement Between the Registrant and Lewis S. Schiller

The following exhibit comprises the form of the employment agreement between the Registrant and Lewis S. Schiller.

Exhibit (99.2)
Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                      The Finx Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2000

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of The Finx Group, Inc.
New York, New York


         We have audited the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in capital deficiency, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finx Group, Inc and its subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements; (1) the Company has a history of net losses for the two years ended December 31, 2000, (2) as of December 31, 2000 the Company has a working capital deficiency of $7 million and a capital deficiency of $6.6 million and (3) the Company has relied on continuing financial support from its controlling stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, PC
Certified Public Accountants


Cranford, New Jersey
December 10, 2001

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of Fingermatrix, Inc.
New York, New York


         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Fingermatrix, Inc. and its subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Fingermatrix, Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

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

Cornick, Garber & Sandler, LLP
Certified Public Accountants


New York, New York
May 4, 2000

The Finx Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2000
--------------------------------------------------------------------------------

Current Assets:
  Cash                                                                        $    3,000
  Accounts receivable, net                                                       263,000
  Inventory, net                                                               1,120,000
  Prepaid expense and other current assets                                        22,000
----------------------------------------------------------------------------------------
Total current assets                                                           1,408,000
----------------------------------------------------------------------------------------
Property, plant and equipment and software costs:
  Property, plant and equipment                                                2,537,000
  Software costs                                                                 285,000
  Less accumulated depreciation and amortization                              (2,464,000)
----------------------------------------------------------------------------------------
Net property, plant and equipment and software costs                             358,000
----------------------------------------------------------------------------------------
Other assets:
  Security deposits                                                               29,000
  Patents                                                                         10,000
----------------------------------------------------------------------------------------
Total other assets                                                                39,000
----------------------------------------------------------------------------------------
Total assets                                                                  $1,805,000
========================================================================================


Current Liabilities:
  Notes payable and accrued interest, related parties                         $4,344,000
  Accounts payable                                                             1,521,000
  Accrued payroll                                                                996,000
  Revolving line of credit                                                       677,000
  Accrued payroll taxes                                                          546,000
  Other                                                                          295,000
----------------------------------------------------------------------------------------
Total current liabilities                                                      8,379,000
----------------------------------------------------------------------------------------
Commitments and contingencies (see footnote 12)
----------------------------------------------------------------------------------------
Capital Deficiency:
  Series A Preferred stock, $.01 par value; 1,000,000 shares authorized;
   1,000 shares issued and outstanding
  Common stock, $.01 par value; 50,000,000 shares authorized;
   11,507,885 shares issued and outstanding                                      115,000
  Additional paid in capital, common stock                                    12,360,000
  Accumulated earnings (deficit)                                             (19,049,000)
----------------------------------------------------------------------------------------
Capital deficiency                                                            (6,574,000)
----------------------------------------------------------------------------------------
Total Liabilities and Capital Deficiency                                      $1,805,000
========================================================================================

See notes to consolidated financial statements.

The Finx Group, Inc. and Subsidiaries
Consolidated Statements of Operations

For the Year Ended December 31,                                      2000           1999
----------------------------------------------------------------------------------------
Sales                                                          $3,233,000     $2,623,000
Cost of goods sold                                              2,058,000      1,920,000
----------------------------------------------------------------------------------------
                                                                1,175,000        703,000
Changes in reserve for obsolete and slow moving inventory        (359,000)      (258,000)
----------------------------------------------------------------------------------------
Gross profit                                                      816,000        445,000
----------------------------------------------------------------------------------------
Research and development                                        4,924,000              -
Other general and administrative expenses                       3,000,000      2,295,000
Selling expense                                                   695,000        282,000
Write-off deferred offering costs                                 148,000              -
Depreciation and amortization                                      90,000         39,000
Bad debt expense                                                   52,000          3,000
Inventory damaged in flood                                              -        972,000
----------------------------------------------------------------------------------------
Operating expenses                                              8,909,000      3,591,000
----------------------------------------------------------------------------------------
Operating loss                                                 (8,093,000)    (3,146,000)
Other income                                                       47,000              -
Interest expense and financing fees, related parties             (337,000)       (84,000)
Interest expense and financing fees                              (208,000)      (205,000)
Minority interest in loss of consolidated subsidiaries            113,000        116,000
----------------------------------------------------------------------------------------
Loss before extraordinary item                                 (8,478,000)    (3,319,000)
Extraordinary loss on debt extinguishment                               -       (455,000)
----------------------------------------------------------------------------------------
Net loss                                                      $(8,478,000)   $(3,774,000)
========================================================================================

Weighted average shares outstanding                             6,745,089      1,661,129
========================================================================================

Net loss per common share - Basic and diluted:
 Loss before extraordinary items                                   $(1.26)        $(2.00)
 Extraordinary loss on debt extinguishment                              -          (0.28)
----------------------------------------------------------------------------------------
 Net loss per common share                                         $(1.26)        $(2.28)
========================================================================================

See notes to consolidated financial statements.

The Finx Group, Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows

For the Year Ended December 31,                                      2000           1999
----------------------------------------------------------------------------------------
Net loss                                                      $(8,478,000)   $(3,774,000)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Acquired in-process research and development costs            4,768,000              -
  Changes in the reserve for obsolete and slow moving
   inventory                                                      359,000        258,000
  Write-off deferred offering costs                               148,000              -
  Depreciation and amortization                                    98,000         83,000
  Provision for bad debts                                          52,000          3,000
  Other                                                            42,000         87,000
  Minority interest in loss of subsidiaries                      (113,000)      (116,000)
  Inventory damaged in flood                                            -        972,000
  Extraordinary loss on debt extinguishment                             -        455,000
  Changes in assets and liabilities:
    Accounts receivable, net                                      167,000       (177,000)
    Inventories                                                  (203,000)      (270,000)
    Prepaid expense and other current assets                        7,000          6,000
    Other assets                                                   14,000          8,000
    Accounts payable                                              597,000        319,000
    Accrued payroll                                               441,000        298,000
    Accrued payroll taxes                                         290,000        175,000
    Other current liabilities                                     117,000        244,000
    Accrued interest expense, related parties                     292,000         22,000
----------------------------------------------------------------------------------------
      Cash used in operating activities                        (1,402,000)    (1,407,000)
----------------------------------------------------------------------------------------

Investing activities:
  Software development costs                                     (285,000)        (3,000)
  Capital expenditures                                            (15,000)        (5,000)
  Patent costs                                                    (10,000)        (2,000)
  Other                                                             8,000         (2,000)
----------------------------------------------------------------------------------------
    Cash used in investing activities                            (302,000)       (12,000)
----------------------------------------------------------------------------------------
Financing activities:
  Advances from related parties                                 2,211,000      1,172,000
  Repayments to related parties                                  (400,000)             -
  Deferred offering costs                                        (148,000)             -
  Net proceeds from subsidiaries private placement offering       112,000              -
  Net advances (repayments) on revolving line of credit          (103,000)       313,000
  Other                                                           (36,000)         9,000
----------------------------------------------------------------------------------------
    Cash provided by financing activities                       1,636,000      1,476,000
----------------------------------------------------------------------------------------

  Increase (decrease) in cash                                     (68,000)        57,000
Cash at beginning of period                                        71,000         14,000
----------------------------------------------------------------------------------------
Cash at end of period                                              $3,000        $71,000
========================================================================================
                                                                              (Continued)

See notes to consolidated financial statements.

The Finx Group, Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows

For the Year Ended December 31,                                      2000           1999
----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest                                                         $253,000       $243,000
Income taxes                                                            -              -
----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 2000
------------------------------------

         The Company consummated the Shopclue.com, Inc. ("Shopclue.com") acquisition whereby certain assets and liabilities, for which there was no cash flow impact, were consolidated into the balance sheet, including $18,000 of accounts receivable, $2,000 of prepaid expenses, $14,000 of net property, plant and equipment, $13,000 of security deposits, $27,000 of accounts payable, $167,000 of accrued expenses, $585,000 of notes payable, related party and $44,000 of other current liabilities.

         The Company issued 1,000,030 shares of common stock valued at $4 million to acquire Shopclue.com and as of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development.

         The Company issued 10,000 shares of common stock in order to settle an obligation of Sequential Electronic Systems, Inc., its wholly owned subsidiary. Such shares, using the Black-Scholes option valuation formula, had a value of $28,000.

         The Company converted 114,403 shares of Series A 2% Voting Convertible Preferred Stock into 8,497,855 shares of Common stock.

For the year ended December 31, 1999
------------------------------------

         On April 28, 1999, the Company consummated the 1999 SES Merger, through a share exchange accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes. In accounting for the 1999 SES Merger, the equity of SES, as the acquiring company, and Fingermatrix, as the acquired company, was re-capitalized and the consolidated financial statements reflect the results of operations and cash flows of the Company and SES from the date of the reverse acquisition forward. The consolidated financial statements prior to the date of the 1999 SES Merger reflect the results of operations and cash flows of SES. As a result of the transaction, as of April 28, 1999 the predecessor company's assets and liabilities for which there is no cash flow impact were consolidated into the balance sheet, including $90,000 of property, plant and equipment, $98,000 of patent costs, $344,000 of accounts payable, $109,000 of accrued expenses and $425,000 of subordinated debt.

         During 1999, the Company extinguished certain obligations with no cash flow impact. On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares are convertible into 4,713,809 common shares of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.077 million, resulting in $429,000 of compensation expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares are convertible into 199,070 common shares of the Company's common stock and using the Black-Scholes option valuation formula, such shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as compensation expense from the issuance of stock, and presented in the consolidated financial statements as an extraordinary item.

         On September 13, 1999, the Company issued to GIL Security Systems, Inc. 14,134 shares of its Series A Preferred Stock in payment of the purchase price for the licensing agreement and 1,000,000 shares of the common stock of GIL, representing 1% of GIL's outstanding common stock, pursuant to a stock purchase agreement between the Company and GIL.

See notes to consolidated financial statements.

The Finx Group, Inc. and Consolidated Subsidiaries
Consolidated Statement of Changes in Capital Deficiency
For the Years Ended December 31, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Preferred                Additional
                          Preferred      Common      Preferred       Stock in      Common     Paid-in    Accumulated
                             Shares      Shares            Par    Excess of Par       Par     Capital      Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1998                         -     942,840              -                -     $94,000  $7,913,000  ($6,779,000)  $1,228,000
  Issuance of Common and
   Series A Preferred
   Shares for Reverse
   acquisition               93,654   1,057,160         $1,000                -     106,000    (797,000)           -     (690,000)
  Series B Preferred
   shares issued to The
   Trinity Group-I, Inc.      1,000           -              -*               -           -           -            -            -
  Series A Preferred
   shares issued for
   payment of
   subordinated debt          6,346           -              -*       1,084,000           -           -            -    1,084,000
  Series A Preferred
   shares issued for
   payment to a trade
   creditor                     268           -              -*          46,000           -           -            -       46,000
  Series A Preferred
   shares issued to
   acquire exlcusive
   distribution rights       14,134           -              -*               -           -           -            -            -
  Accrued dividends
   on preferred stock             -           -              -*               -           -           -      (11,000)     (11,000)
  Net loss for the
   year ended
   December 31, 1999              -           -              -                -           -           -   (3,774,000)  (3,774,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1999                   115,402   2,000,000          1,000        1,130,000     200,000   7,116,000  (10,564,000)  (2,117,000)
  Convert Series A
   Preferred Stock
   to Common               (114,402)  8,497,855         (1,000)      (1,130,000)    850,000     281,000            -            -
  Share exchange upon
   reorganization                 -           -              -                -    (945,000)    945,000            -            -
------------------------------------------------------------------------------------------------------------------------------------
                              1,000  10,497,855              -*               -     105,000   8,342,000  (10,564,000)  (2,117,000)
  Stock issued for
   payment of a
   subsidiaries
   obligations                    -      10,000              -                -           -*     28,000            -       28,000
  Stock issued
   to acquire
   Shopclue.com, Inc.             -   1,000,030              -                -      10,000   3,990,000            -    4,000,000
  Accrued dividends
   on preferred stock             -           -              -                -           -           -       (7,000)      (7,000)
  Net loss for the
   year ended
   December 31, 2000              -           -              -                -           -           -   (8,478,000)  (8,478,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2000            1,000  11,507,885     $        -*      $        -   $ 115,000 $12,360,000 ($19,049,000) $(6,574,000)
====================================================================================================================================

*-amount is less than $1,000.

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

         Trinity holds 1,000 shares of a newly created series of Preferred Stock which gives Trinity the right to elect a majority of The Finx Group Board of Directors and gives Trinity effective control of the Company.

1999 SES Merger

         On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger agreement, Fingermatrix acquired from Trinity in a reverse merger (the "1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares (10,571,607 shares prior to the July 14, 2000 1 for 10 reverse split) of Common Stock and 93,654 shares of Series A Preferred Stock (convertible into 6,956,693 shares of Common Stock).

         Upon the conclusion of the 1999 SES Merger, by virtue of SES's ownership of all of the issued and outstanding shares of capital stock of Sequential Electronic Systems, Inc. ("Sequential"), and S-Tech, Inc. ("S-Tech") and 39.1% of the issued and outstanding shares of capital stock of FMX Corp. ("FMX"), Fingermatrix succeeded to the ownership of these entities, which became second tier subsidiaries of Fingermatrix. The former stockholders of Fingermatrix retained a 10% ownership interest in Fingermatrix consisting of 942,839 shares of Common Stock.

         The 1999 SES Merger is accounted for as a reverse acquisition, with SES being the acquiring company for accounting purposes, whereby the equity of SES, as the predecessor company, and Fingermatrix, as the acquired company, have been recapitalized and the accompanying financial statements, and any financial data included herein, reflect the results of operations and cash flows of Fingermatrix and SES from the date of the 1999 SES Merger forward and the results of operations and cash flows of SES prior to the date of the 1999 SES Merger.

Debt Exchange

         Simultaneously with the 1999 SES Merger, certain creditors of the Company exchanged $648,000 of indebtedness held by them for an aggregate of 6,436 Shares of Series A Preferred Stock (convertible into 4,713,809 shares of Common Stock) pursuant to an agreement entered into between Fingermatrix and the creditors on April 28, 1999 (the "Debt Exchange Agreement").

Change of Control of Fingermatrix

         As a consequence of the 1999 SES Merger, Trinity became Fingermatrix's controlling stockholder. Simultaneously with the 1999 SES Merger, the then members of the Fingermatrix Board of Directors resigned and Lewis S. Schiller,
E. Gerald Kaye and Joel Brown were appointed to the Board of Directors.

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

Fingerprint Identification Technologies

         Fingerprint Identification Technologies reflects the activities of FMX, Corp. ("FMX"), a Delaware Company formed in 1996. As a result of the 1999 SES Merger, The Finx Group owns 39.1% of FMX's issued and outstanding common stock. Michael Schiller, FMX's Chief Technical Officer and brother to Mr. Lewis Schiller owns 49.9%. Mr. Lewis Schiller owns 4%. Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of FMX's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of FMX's board of directors. FMX is engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control. FMX has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and FMX does not expect that it will have meaningful revenues, if any, until the Georal Security System has completed final certification testing at the U.S. State Department. As a result, FMX did not have any revenues or gross profits for 2000 and 1999.

Secured Entrance Systems (Ingress/Egress)

         Secured Entrance Systems (Ingress/Egress) reflects the activities of Secured Portal Systems, Inc. ("Secured Portals"). Secured Portals is a Delaware Company formed in August 1999 whereby The Finx Group owns 89% of Secured Portals' issued and outstanding common stock, Mr. Lewis Schiller owns 4%, Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of Secured Portals' issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Secured Portals' board of directors. Secured Portals was formed for the purpose of entering into an agreement with a subsidiary of Georal, GIL Security Systems, Inc. ("GIL"). Georal designed, developed and has commenced the marketing of an unattended secure entrance and egress system designed to prevent or restrict access to buildings and facilities (the "Georal Security Systems"). On September 13, 1999, Secured Portals entered into an exclusive licensing agreement with Georal pursuant to which Secured Portals was engaged as the exclusive distributor for the Georal Security Systems for a term commencing as of September 1, 1999 and expiring on August 31, 2009 (the "Georal Exclusive Licensing Agreement"), to certain categories of customers specified in the Georal Exclusive Licensing Agreement, including certain agencies of the federal government, embassies, department stores and retail stores located in the United States, the State of Israel, NCR Corp. and Sun Microsystems. As an inducement to obtain the Georal Exclusive Licensing Agreement, the Company also entered into a stock purchase agreement with GIL on September 13, 1999 (the "GIL Stock Purchase Agreement") pursuant to which the Company issued to GIL 14,134 shares of its Series A Preferred Stock (convertible into 1,049,873 shares of Common Stock) of which 997,737 shares were in exchange for the licensing rights and 52,136 shares were in exchange for 1,000,000 shares of the outstanding common stock of GIL. The GIL Shares represented 1% of the outstanding common stock of GIL at the time the Company entered into the GIL Stock Purchase Agreement. Secured Portals proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. The Georal Security System has completed all phases of U.S. State Department forced entry and ballistics tests and is awaiting final certification necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. Secured Portals does not expect that it will have meaningful revenues, if any, until the Georal Security System receives final certification from the U.S. State Department and as a result did not have any revenues or gross profits during 2000 or 1999.

Internet Marketing

         Internet Marketing reflects the activities of Starnet365.com, Inc. ("Starnet365.com"). Starnet365.com is a Delaware company that was originally organized as Cue 365.com, Inc. on April 20, 2000 by Trinity. On May 25, 2000, Trinity changed Cue365.com, Inc.'s name to Starnet365.com, Inc. and effected a spin-off of Starnet365.com as a result of which The Finx Group owns 53.14% of Starnet365.com's issued and outstanding common stock, Starnet365.com's executives and employees own 35.26% (including 12.26% and 6.13% owned respectively by Mr. Lewis Schiller and Ms. Wnuk), members of Mr. Lewis Schiller's family own the remaining 10.22% and the remaining 1.38% is owned by outside shareholders. The Finx Group also owns all of Starnet365.com's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Starnet365.com's board of directors. Starnet365.com is an internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base which enables its users to comparative shop products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction processing fees related to the sale of merchandise on the websites.

Application Service Provider

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. Shopclue.com is a Delaware Company organized in July 1999. During 2000 Shopclue.com's revenues were $64,000 of which $44,000 were generated from the date of acquisition through December 31, 2000. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of its Board of Directors.
As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development. As of December 31, 2000, the Company owned 34.24% of Shopclue.com's common stock and all of its issued and outstanding preferred stock which gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Shopclue.com's preferred stock that gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages Blake Schiller, the son of Lewis S. Schiller, The Finx Group's chief executive officer and chairman, developed the Shopclue.com concept and remains a significant shareholder of Shopclue.com and will continue to serve as an executive of Shopclue.com. The consolidated financial statements include only the operations of Shopclue.com from the date of acquisition. Shopclue.com's operating activities prior to the acquisition were not significant.

Web Based Development Solutions

         On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, Inc. ("Biz Chase") from Trinity. Biz Chase, a Delaware company organized in July 2000, is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Biz Chase's preferred stock that gives the Company the right to elect a majority of the Biz Chase board of directors. Biz Chase's concept was developed by Blake Schiller, the founder of Shopclue.com, and provides Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties. Biz Chase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are anticipated to be generated through activation and hosting fees, however, no revenues were generated during 2000 or 1999.

Basis of Presentation

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2000 and as of December 31, 2000 has a working capital deficiency approximating $7 million and a capital deficiency approximating $6.6 million. During 2000 and 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Principles of Consolidation

         The consolidated financial statements include the accounts of The FINX Group, Inc. and its subsidiaries for which it has direct voting control or effective control. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates include the inventory valuation reserve, the allowance for doubtful accounts and depreciation and amortization of long-lived assets.

Cash

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no such investment at December 31, 2000.

Inventories

         Inventories are stated at the lower of cost or estimated net realizable value.

Property, Plant and Equipment and Software Costs

         Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged against income. Depreciation is provided on the straight-line basis over the useful lives of the assets, which range from three to seven years. Improvements that extend the useful of the assets are capitalized while costs of repairs and maintenance are charged to expense as incurred.

         Software costs are recorded at cost and include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the statement of operations. The software development costs will be amortized using the straight-line method over two years. Amortization of software development costs was $55,000 and nil for 2000 and 1999, respectively.

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

Long-Lived Assets

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2000, management expects those assets to be fully recoverable.

Revenue Recognition

         The Company recognizes revenues when a product is shipped, and from services when performed.

Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising costs amounted to approximately $215,000 and $38,000 for 2000 and 1999, respectively, and are included as part of selling expenses in the consolidated statement of operations.

Purchased In-Process Research and Development

         Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased IPR&D must be charged to expense at the date of consummation of the purchase business combination. Accordingly, the Company charged approximately $4.8 million to expense during 2000 for IPR&D related to the Shopclue.com acquisition. The IPR&D projects were principally the development of web based software that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively through its interactive Internet mall known as Retail Drive.

Income Taxes

         The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Minority Interest

         Minority interest represents the losses of its subsidiaries that have been apportioned to the minority interest holders. The amount of loss apportioned to the minority interest holders is limited to the amount of investment that such minority shareholders have made into the subsidiaries. For 2000 and 1999, the minority interest portion of such losses was $113,000 and $116,000, respectively, and as of December 31, 2000, cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests was $967,000.

Basic and Diluted Loss Per Share

         Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For all of 2000 and 1999, the company has had outstanding 590,000 warrants to purchase shares of common stock at prices ranging from $0.01 to $10. For 2000 and 1999, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. Such warrants may dilute earnings per share in the future.

Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market considerations and risks existing at the time. All instruments, including cash, accounts receivable, accounts payable and accrued liabilities and amounts due to related parties are reflected at fair value in the financial statements because of the short term maturity of these instruments.

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and as of December 2000 does not have any deposits with financial institutions in excess of federally insured limits. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company's sales to the U.S. Department of Defense approximated $1,279,000, or 40% of total sales for 2000 and $913,000, or 46% of total sales for 1999. Defense Department sales generated by the Electro-Mechanical and Electro-Optical Products for 2000 and 1999 were $996,000 and $738,000, respectively, and by the Specialized Vending Machines and Avionics Equipment segment for 2000 and 1999 were $283,000 and $175,000, respectively. Accounts receivable on such sales as of December 31, 2000 approximated $120,000, or 46% of total net accounts receivable, all of which were related to the Electro-Mechanical and Electro-Optical Products segment.

2. Inventories

A summary of inventories as of December 31, 2000 is as follows:

Raw materials                 $1,416,000
Work-in-process                  543,000
Finished goods                   589,000
----------------------------------------
Cost                           2,548,000
Reserve for obsolete
 and slow moving inventory    (1,428,000)
----------------------------------------
Net                           $1,120,000
========================================

         A portion of the raw material inventory is being held for the manufacture of certain products not produced by the Company in recent years. The inventory is recorded at net realizable value, which is less than its cost. Management is seeking contracts for these products as the Company re-enters these markets. However, since the outcome of these efforts is not certain, it is at least reasonably possible that the Company's estimates could change in the future and additional inventory reductions would be required. The Company's charge to income for the write-down of inventory for 2000 and 1999 was $359,000 and $258,000, respectively. Additionally, during 1999, the Company incurred uninsured inventory losses of $972,000 resulting from flood damages caused by a hurricane.

3. Accounts Receivable

A summary of trade accounts receivable as of December 31, 2000 is as follows:

U.S. Government                           $120,000
Other                                      194,000
--------------------------------------------------
Gross receivables                          314,000
Allowance for doubtful accounts            (51,000)
--------------------------------------------------
Net                                       $263,000
==================================================

Changes in the allowance for doubtful accounts for 2000 are as follows:

Balance at beginning of year               $10,000
Current year provision                      52,000
Write-offs                                  (8,000)
Recoveries                                  (3,000)
--------------------------------------------------
Balance at end of year                     $51,000
==================================================

4. Property, Plant and Equipment

A summary of property, plant and equipment as of December 31, 2000 is as follows:

Machinery and equipment                     $2,168,000
Furniture and fixtures                        2378,000
Tools and dies1                                 37,000
Leasehold improvements                          14,000
Computer equipment                              81,000
------------------------------------------------------
Total cost for property plant and            2,537,000
 equipment
Software costs                                 285,000
------------------------------------------------------
                                             2,822,000
Accumulated depreciation and
 amortization                               (2,464,000)
------------------------------------------------------
Net                                           $358,000
======================================================

Depreciation and amortization on property, plant and equipment for 2000 and 1999 was $98,000 and $83,000, respectively.

5. Notes Payable, Related Party

         The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000 aggregated approximately $4 million. Interest accrued on such notes are generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2000 $332,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $337,000 and $84,000 for 2000 and 1999, respectively.

6. Revolving Line of Credit

         On July 28, 1997, Sequential entered into a revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The FINOVA Line of Credit provides for a borrowing base equal to the lesser of 80% of eligible accounts receivable or $400,000, required payment of a 1% annual facility fee, a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. The Company has been notified that the FINOVA line-of-credit will not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a cash collateral deposit provided by Trinity to satisfy the balance owed under line-of-credit and such funds are now owed by the Company to Trinity. Interest expense and factoring fees on the line of credit for 2000 and 1999 were $163,000 and $205,000.

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

         Prior to June 30, 2000, the Company had designated a separate Series A Convertible Preferred Stock. As of December 31, 2000, all of such convertible preferred stock has been converted. Accrued dividends on such preferred stock is $17,000 as of December 31, 2000.

8. Stock Warrants

Stock Purchase Warrants

         The Company has had outstanding for all of 2000 and 1999 warrants to purchase 135,000 shares of the Company's Common Stock for $10 per share with an expiration date of July 2001, warrants to purchase 455,000 shares of the Company's Common Stock for $0.01 per share with an expiration date of July 2001. Such warrants were accounted for at fair value when issued. No warrants were issued or exercised during 2000 and 1999.

9. Related Party Transactions

         The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of December 31, 2000, aggregated approximately $4 million. Interest accrued on such notes are generally calculated at 9% and as of December 31, 2000 $332,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $337,000 and $84,000 for 2000 and 1999, respectively.

         On April 28, 1999, Fingermatrix consummated an Agreement and Plan of Reorganization (the "1999 SES Merger Agreement") with Trinity. Pursuant to the 1999 SES Merger Agreement, Fingermatrix acquired from Trinity in a reverse merger (the

"1999 SES Merger") all of the issued and outstanding shares of capital stock of SES Acquisition Corp. ("SES") (a then wholly owned subsidiary of Trinity) in exchange for 85% of Fingermatrix's equity and voting power consisting of 1,057,160 shares of Common Stock and 93,654 shares of Series A Preferred Stock convertible into 6,956,693 shares of Common Stock. Subsequent to the 1999 SES Merger, Trinity transferred an aggregate of 370,046 shares of the Common Stock and 32,780 shares of Series A Preferred Stock owned by it to the following individuals in exchange for their interests in Trinity. Carol Schiller (116,281 shares of Common Stock and 10,302 shares of Series A Preferred Stock); Douglas Schiller (31,733 shares of Common Stock and 2,810 shares of Series A Preferred Stock); Linda Schiller (31,733 shares of Common Stock and 2,810 shares of Series A Preferred Stock); Blake Schiller (31,733 shares of Common Stock and 2,810 shares of Series A Preferred Stock); and Grazyna B. Wnuk (158,565 shares of Common Stock and 14,048 shares of Series A Preferred Stock). Carol Schiller is the wife of Lewis S. Schiller, Chairman of the Board and Chief Executive Officer of the Company, Douglas Schiller, Linda Schiller and Blake Schiller are Mr. Schiller's adult children and Grazyna B. Wnuk is a director of the Company. Trinity is wholly owned by Trinity-I, which, in turn, is wholly owned by Lewis
S. Schiller. Mr. Schiller disclaims the beneficial ownership of the shares of Common Stock and Series A Preferred Stock owned by Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller. Mr. Schiller and Ms. Wnuk are the sole officers and directors of and Trinity-I.

         In July 1999, the Company issued to Trinity-I all 1,000 of the shares of its Series A Preferred Stock pursuant to which Trinity-I has the right to elect the majority of the Board of Directors. As of the date hereof, Lewis S. Schiller, Grazyna B. Wnuk and E. Gerald Kay are Trinity's designees to the Board of Directors. Subsequently, Mr. Kay resigned from the Company's board of directors.

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

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. d/b/a Retail Drive ("Shopclue.com" or "Retail Drive") in exchange for 1,000,030 shares of the Company's Common Stock. Shopclue.com is a Delaware Company organized in July 1999. During 2000 Shopclue.com's revenues were $64,000 of which $44,000 were generated from the date of acquisition through December 31, 2000. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise.. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development.

10. Income Taxes

         The Company, as of December 31, 2000, has available approximately $48.555 million of net operating loss carry forwards to reduce future Federal and state income taxes, representing a net deferred tax asset of approximately $19.4 million. Based upon the level of historical tax losses, the Company has established a valuation allowance against the entire net deferred tax asset. This represents an increase in the valuation allowance of approximately $3.3 million from December 31, 1999. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

   -----------------------------------------------------------------------
   Year of expiration                     Net operating loss carry forward
   -----------------------------------------------------------------------
     2001                                                       $4,048,000
     2002                                                        5,384,000
     2003                                                        5,163,000
     2004                                                        5,616,000
     2005                                                        2,207,000
     2006                                                        3,144,000
     2007                                                        3,023,000
     2008                                                        2,044,000
     2009                                                        1,851,000
     2010                                                        2,050,000
     2011                                                        3,171,000
     2012                                                          194,000
     2013                                                        1,080,000
     2014                                                        1,319,000
     2015                                                        8,261,000
   ------------------------------------------------------------------------
                                                               $48,555,000
   ------------------------------------------------------------------------

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 2000 and 1999, and may be further limited if substantial changes in the Company ownership were to occur.

11. Extraordinary Loss on Debt Extinguishment

On April 28, 1999 certain creditors of the Company accepted 6,346 shares of Series A Preferred Stock in exchange for their aggregate debt of $648,000. The 6,346 Series A Preferred shares were convertible into 471,381 common shares (4,713,809 common shares prior to the July 14, 2000 1 for 10 reverse split) of the Company and using the Black-Scholes option valuation formula, such shares were valued at $1.1 million, resulting in $429,000 of expense from issuance of the stock. On July 20, 1999, the Company settled amounts owed to the former landlord of the Company by making cash payments of $70,000, issuing a note payable for $45,000 and issuing 268 Series A Preferred shares. The 268 Series A Preferred shares were convertible into 19,907 common shares (199,070 common shares prior to the July 14, 2000 1 for 10 reverse split) of the Company's Common Stock and using the Black-Scholes option valuation formula, such shares were valued at $46,000. The total consideration given to the landlord, including the calculated value of the Series A Preferred Shares, exceeded the amounts owed to the former landlord by approximately $26,000. All of such excess is attributed to the valuation of the Series A Preferred shares and was recorded as expense from the issuance of stock, and is presented in the financial statements as an extraordinary item.

12. Commitments and Contingencies

Operating Leases

         As of December 31, 2000, the Company does not have any operating leases with firm commitments extending beyond one year. All of its current premises are leased on a month to month basis and as of December 31, 2000 such monthly leases payments approximated $15,000 per month.

Employment Agreements

         The Company and Lewis S. Schiller have entered into an employment agreement whereby he is employed as the Company's Chief Executive Officer. Mr. Schiller's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides annual compensation of $500,000. Mr. Schiller's contract may be extended an additional five years and commencing 2002 his annual compensation shall be increased by the greater of 5% or the increase in the cost of living index. Mr. Schiller's contract provides him with a bonus for each year of the term equal to 10% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Mr. Schiller's contract entitles him to 20% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Mr. Schiller's contract provides him the opportunity to participate in the future expansion of the Company whereby he is entitled, at his option, to purchase up to 25% of the authorized securities of any subsidiary which is organized for any purpose. Mr. Schiller's contract provides him with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Mr. Schiller's contract provides him with severance equal to all amounts owed to him for the full term of the employment agreement.

         As of December 31, 2000, the Company has not entered into an employment agreement with Grazyna B. Wnuk. The Company anticipates that it will negotiate terms and conditions for a contract with Ms. Wnuk at a future date.

13. Segment Information

Statement of Financial accounting standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified seven separate reportable business segments as follows:

   (1)      Electro-Mechanical and Electro-Optical Products
   (2)      Specialized Vending Machines and Avionics Equipment
   (3)      Fingerprint Identification Technologies
   (4)      Secured Entrance Systems
   (5)      Internet Marketing
   (6)      Web Based Development Solutions
   (7)      Application Service Provider

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, and management fees charged by The Finx Group, all of which are eliminated in the consolidated financial statements. All of the Company's segments are beyond their development stages and have developed commercially viable products and or services. However, as of December 31, 2000, only the Electro-mechanical and Electro-Optical Products segments have generated meaningful revenues. The remaining segments require additional funding to enable them to either produce their products or provide their services and to market such products and services to their target consumers. Until such funding is obtained, if ever, no assurances can be given that the Company's segments will ever produce meaningful revenues.

For the years ended December 31,                               2000              1999
---------------------------------------------------------------------------------------
Revenues:
   Electro-Mechanical and Electro- Optical Products      $2,406,000        $2,056,000
   Specialized Vending Machines and Avionics Equipment      401,000           567,000
   Fingerprint Identification Technologies                        -                 -
   Secured Entrance Systems                                       -                 -
   Internet Marketing                                       382,000                 -
   Web Based Development Solutions                                -                 -
   Application Service Provider                              44,000                 -
   Corporate                                                450,000                 -
   Intersegment charges                                    (450,000)                -
---------------------------------------------------------------------------------------
      Total revenues                                     $3,233,000        $2,623,000
=======================================================================================

For the years ended December 31,                               2000              1999
---------------------------------------------------------------------------------------
Operating loss:
   Electro-Mechanical and Electro- Optical Products        ($47,000)      ($1,427,000)
   Specialized Vending Machines and Avionics Equipment     (457,000)         (456,000)
   Fingerprint Identification Technologies                 (296,000)         (218,000)
   Secured Entrance Systems                                (201,000)          (78,000)
   Internet Marketing                                      (729,000)                -
   Web Based Development Solutions                         (448,000)                -
   Application Service Provider                            (312,000)                -
---------------------------------------------------------------------------------------
                                                         (2,490,000)       (2,179,000)
   Corporate costs and expenses                          (5,603,000)         (967,000)
   Intersegment charges                                           -                 -
---------------------------------------------------------------------------------------
      Total operating loss                              ($8,093,000)      ($3,146,000)
=======================================================================================

For the years ended December 31,                                2000              1999
---------------------------------------------------------------------------------------
Interest expense:
   Electro-Mechanical and Electro- Optical Products         $335,000          $254,000
   Specialized Vending Machines and Avionics Equipment        84,000            23,000
   Fingerprint Identification Technologies                    28,000             7,000
   Secured Entrance Systems                                   12,000                 -
   Internet Marketing                                         20,000                 -
   Web Based Development Solutions                            57,000                 -
   Application Service Provider                                    -                 -
---------------------------------------------------------------------------------------
                                                             536,000           284,000
   Corporate costs and expenses                               67,000            15,000
   Intersegment charges                                      (58,000)          (10,000)
---------------------------------------------------------------------------------------
      Total interest expense                                $545,000          $289,000
=======================================================================================

For the years ended December 31,                                2000              1999
---------------------------------------------------------------------------------------
Net loss:
   Electro-Mechanical and Electro- Optical Products        ($331,000)      ($1,671,000)
   Specialized Vending Machines and Avionics Equipment      (530,000)         (479,000)
   Fingerprint Identification Technologies                  (323,000)         (225,000)
   Secured Entrance Systems                                 (213,000)          (79,000)
   Internet Marketing                                       (749,000)                -
   Web Based Development Solutions                          (505,000)                -
   Application Service Provider                             (292,000)                -
---------------------------------------------------------------------------------------
                                                          (2,943,000)       (2,454,000)
   Corporate costs and expenses                           (5,648,000)         (981,000)
   Minority interest in loss of subsidiaries                 113,000           116,000
   Extraordinary loss on debt extinguishment                       -          (455,000)
   Intersegment charges                                            -                 -
---------------------------------------------------------------------------------------
      Total net loss                                     ($8,478,000)      ($3,774,000)
=======================================================================================


For the years ended December 31,                                2000              1999
---------------------------------------------------------------------------------------
Depreciation and amortization:
   Electro-Mechanical and Electro- Optical Products           $8,000           $17,000
   Specialized Vending Machines and Avionics Equipment             -            34,000
   Fingerprint Identification Technologies                         -            11,000
   Secured Entrance Systems                                        -                 -
   Internet Marketing                                          9,000                 -
   Web Based Development Solutions                            52,000                 -
   Application Service Provider                                6,000                 -
---------------------------------------------------------------------------------------
                                                              75,000            62,000
   Corporate                                                  23,000            21,000
---------------------------------------------------------------------------------------
      Total depreciation and amortization                    $98,000           $83,000
=======================================================================================


As of December 31,                                              2000              1999
---------------------------------------------------------------------------------------
Assets:
   Electro-Mechanical and Electro- Optical Products       $1,827,000        $1,702,000
   Specialized Vending Machines and Avionics Equipment       372,000           591,000
   Fingerprint Identification Technologies                    10,000             5,000
   Secured Entrance Systems                                        -             1,000
   Internet Marketing                                        274,000                 -
   Web Based Development Solutions                         1,080,000                 -
   Application Service Provider                              207,000                 -
---------------------------------------------------------------------------------------
                                                           3,770,000         2,299,000
   Corporate                                              12,505,000         8,077,000
   Intersegment investments                              (12,906,000)       (8,007,000)
   Intersegment receivables                               (1,564,000)         (397,000)
---------------------------------------------------------------------------------------
      Total assets                                        $1,805,000        $1,972,000
=======================================================================================

14. Subsequent Events

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

         Of the Selling Shareholders, Grazyna B. Wnuk, the Company's Corporate Secretary, a Director and Vice-President, received 124,031 Acquisition Shares for her ownership interest in Granite; and immediate family members of Lewis S. Schiller, the Company's Chairman of the Board, a Director and Chief Executive Officer, received 397,934 Acquisition Shares for their ownership interest in Granite. In accordance with the terms of the Stock Purchase Agreement, the Selling Shareholders hold certain demand and

"piggyback" registration rights with respect to the Acquisition Shares received by them in connection with the Acquisition on terms specified in the Stock Purchase Agreement

         On September 15, 2001 the Company and Granite Technology Acquisition Corp. entered into a Settlement and Release Agreement with Rock Partners Ltd., SSMI Corp. and Bruno Kordich. Pursuant to the Settlement and Release Agreement
(i) the Company received 250,000 shares, or 4.13%, of Granite's common stock then owned by Rock Partners Ltd. and SSMI Corp.; (ii) the Company and Granite received a General Release and a Dismissal with Prejudice on any past disputes by and among Granite and Rock Partners Ltd., SSMI Corp. and Bruno Kordich; (iii) all past agreements between Granite and Rock Partners Ltd., SSMI Corp. and Bruno Kordich became void and cancelled; (iv) Rock Partners Ltd., SSMI Corp. and Bruno Kordich received 542,636 shares of the Company's Common Stock in consideration for (i), (ii) and (iii); (v) the Company and Granite acknowledged outstanding notes and liabilities in the aggregate of $77,000 for which payments will begin in January of 2002 at $10,000 per month; and (vi) the Company issued 160,000 shares of the Company's Common Stock in consideration for all remaining claims aggregating $80,000.

The following pro forma unaudited results assume the Granite acquisition had occurred at the beginning of 1999.

For the years ended December 31,                 2000                    1999
--------------------------------------------------------------------------------


Net revenues                               $3,338,000              $2,623,000
Net loss                                  ($9,148,000)            ($4,663,000)
Net loss per share                             ($1.36)                 ($1.00)

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

Related Party Debt Conversion

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

2001 Employee Stock Option Plan

         The Company's Board of Directors approved the 2001 Employee Stock Option Plan. The purpose of the 2001 Employee Stock Option Plan is to secure long-term relationships for the Company and its stockholders, from the benefits arising from capital stock ownership by the Company's Consultants, Advisors, Employees and Directors, who can help in the company's growth and success and to provide an effective means of compensation for such persons and entities providing services to the Company in lieu of cash payments therefor. The 2001 Employee Stock Option Plan, as amended, provides for the issuance of up to 17,000,000 shares of the Company's Common Stock. During 2001, the Company registered all 17,000,000 shares of Common Stock which are the subject of the 2001 Employee Stock Option Plan on Form S-8's. The Company has received approximately $1.5 million of proceeds from the exercise of such options and holds notes receivable on approximately $268,000 for exercise proceeds owed to the Company. Such funds have been used primarily to fund the Trans Global Acquisition.

Letter of Intent to Acquisition of Trans Global Services, Inc.

         On November 11, 2001, the Company entered into a binding letter of intent to acquire an equity interest in Trans Global Services, Inc. ("Trans Global"). Pursuant to the letter of intent, the Company would receive 5,000,000 shares of Trans Global's common stock in exchange for 2,500,000 shares of the Company's common stock. In addition, the Company would purchase preferred equity, convertible into a maximum of 3,000,000 shares of Trans Global's common stock, for $1 million. Further, the letter of intent requires immediate election of the Company's appointees to the Trans Global board of directors including the appointment of Lewis S. Schiller as Trans Global's Chairman of the Board, after which, the Company's appointees would represent a majority of the Trans Global board of directors. Lewis S. Schiller is the Chief Executive Officer and Chairman of the Board of the Company.

15. Legal Proceedings

         We are not involved in any legal proceedings that management believes would adversely affect our business, results of operations or financial condition.

16. New Authoritative Pronouncements

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