Form 10QSB/A
period 2001-06-30
FINX GROUP INC
filed 2002-03-12
CIK 316618

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

         As of February 22, 2001, there were 45,636,090 shares of the par value $.01 common stock outstanding.


Purpose of Amendment:


The Form 10QSB for the quarterly period ended June 30, 2001 is amended to include the effects of financial statement adjustments that were made to the amended Form 10KSB/A for the year ended December 31, 2000, the amended Form 10QSB/A for the quarter ended March 31, 2001 the and to include the independent accountant's review report.

INDEPENDENT ACCOUNTANT'S REPORT


        To the Board of Directors and Stockholders of The Finx Group, Inc.
         Elmsford, New York



                      We have reviewed the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of June 30, 2001 and the related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a net loss of $1,841,000 for the six month period ended June 30, 2001 and has a working capital deficiency of $5,172,000 and a capital deficiency of $4,882,000 as of June 30, 2001. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties.



                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
February 7, 2002

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
                                                                                                    2000
                                                                                                      As
Three months ended June 30,                                                         2001        Restated
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     451,000   $     745,000
Cost of goods sold                                                               195,000         428,000
-----------------------------------------------------------------------------------------------------------
                                                                                 256,000         317,000
Reserve for obsolete and slow moving inventory                                  (125,000)             --
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     131,000         317,000
Operating expenses                                                               564,000         626,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                  (433,000)       (309,000)
Other income (expense)                                                           (17,000)             --
Interest expense and financing fees, related parties                            (123,000)        (74,000)
Interest expense and financing fees, other                                       (83,000)        (59,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $    (656,000)  $    (442,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           16,346,983       2,093,493
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.04)  $       (0.21)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
                                                                                                    2000
                                                                                                      As
Six months ended June 30,                                                           2001        Restated
-----------------------------------------------------------------------------------------------------------
                                                                                                      As
                                                                                                Restated
Sales                                                                      $     928,000   $   1,433,000
Cost of goods sold                                                               483,000         756,000
-----------------------------------------------------------------------------------------------------------
                                                                                 445,000         677,000
Reserve for obsolete and slow moving inventory                                  (250,000)             --
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     195,000         677,000
Operating expenses                                                             1,692,000       1,346,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (1,497,000)       (669,000)
Other income                                                                       9,000              --
Interest expense and financing fees, related parties                            (221,000)       (131,000)
Interest expense and financing fees, other                                      (132,000)        (98,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (1,841,000)  $    (898,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           14,527,380       2,047,004
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.13)  $       (0.44)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of June 30,                                                                                     2001
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $      15,000
  Accounts receivable, net                                                                      143,000
  Inventories, net                                                                            1,189,000
  Prepaid expense and other current assets                                                       21,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                      1,368,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                         2,537,000
  Software costs                                                                                285,000
  Less accumulated depreciation and amortization                                             (2,562,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                            260,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Security deposits                                                                              20,000
  Patents, net                                                                                   10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                           30,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   1,658,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,870,000
  Accrued payroll                                                                             1,480,000
  Accrued payroll taxes                                                                         858,000
  Notes payable, related parties                                                              1,554,000
  Revolving line of credit                                                                      578,000
  Customer deposits                                                                              59,000
  Other current liabilities                                                                     141,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 6,540,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 21,000
    shares issued and outstanding                                                             2,000,000
  Common stock, $.01 par value; 50,000,000 shares authorized; 20,437,885
    shares issued and outstanding                                                               204,000
  Additional paid-in capital                                                                 13,804,000
  Accumulated deficit                                                                       (20,890,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                 (4,882,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   1,658,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
                                                                                                     2000
                                                                                                       As
Six Months ended June 30,                                                           2001         Reststed
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (1,841,000)   $   (898,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Reserve for obsolete and slow moving inventory                                   250,000              --
Non cash expense from the issuance of common stock to settle                          --          28,000
Depreciation and amortization                                                     99,000          17,000
Bad debt expense                                                                  27,000           7,000
Other operating activities                                                            --           2,000
Changes in assets and liabilities:
  Inventories                                                                   (319,000)       (281,000)
  Accounts receivable, net                                                        93,000         143,000
  Prepaid expense and other current assets                                        (1,000)         20,000
  Other assets                                                                    10,000         (17,000)
  Accounts payable                                                               347,000         146,000
  Accrued payroll                                                                484,000         209,000
  Accrued payroll taxes                                                          313,000          75,000
  Accrued interest expense, related parties                                      221,000          92,000
  Customer deposits                                                              (12,000)        (17,000)
  Other current liabilities                                                      (82,000)          7,000
-----------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (411,000)       (467,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Software development costs                                                            --         (42,000)
Other investing activities                                                         1,000          (1,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                            1,000         (43,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       598,000         747,000
Repayments on related party loans                                               (108,000)        (58,000)
Proceeds from the exercise of stock options                                       33,000              --
Net payments under revolving lines of credit                                    (100,000)        (75,000)
Deferred offering costs                                                               --        (148,000)
Other financing activities                                                            --         (20,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      423,000         446,000
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   13,000         (64,000)
Cash - Beginning of period                                                         2,000          80,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     15,000    $     16,000
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

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2001 has a working capital deficiency of $5.2 million and capital deficiency of $4.9 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

         The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings (loss) per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings (loss) per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the three and six months ended June 31, 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of earnings (loss) per share is not presented. As of June 30, 2001, the Company had outstanding, stock purchase warrants which entitle the holders to purchase an aggregate of 13,500 shares of the Company's Common Stock. Such items may dilute earnings per share in the future.

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

-------------------------------------------------------------------------------------------------------------
                                                                                                       2000
                                                                                                         As
Three Months Ended June 30,                                                           2001         Restated
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     309,000   $      608,000
  Specialized Vending Machines and Avionics Equipment                               45,000          137,000
  Internet Marketing                                                                88,000               --
  Application Service Provider                                                       9,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   451,000          745,000
  Corporate consulting fees                                                        225,000               --
  Intersegment consulting fees                                                    (225,000)              --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     451,000   $      745,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                       2000
                                                                                                         As
Three Months Ended June 30,                                                           2001         Restated
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $      (40,000) $     238,000
  Specialized Vending Machines and Avionics Equipment                                  9,000        (41,000)
  Fingerprint Identification Technologies                                            (91,000)       (55,000)
  Secured Entrance Systems                                                          (100,000)       (22,000)
  Internet Marketing                                                                (162,000)       (80,000)
  Web Based Development Solutions                                                   (135,000)            --
  Application Service Provider                                                        (2,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                    (521,000)        40,000
  Corporate costs and expenses                                                        88,000       (349,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $     (433,000) $    (309,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $      134,000  $      86,000
  Specialized Vending Machines and Avionics Equipment                                 34,000         30,000
  Fingerprint Identification Technologies                                             10,000          6,000
  Secured Entrance Systems                                                             3,000          3,000
  Internet Marketing                                                                  18,000          2,000
  Web Based Development Solutions                                                     35,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     234,000        127,000
  Corporate costs and expenses                                                        23,000         15,000
  Intersegment charges                                                               (51,000)        (9,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      206,000  $     133,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (182,000) $     160,000
  Specialized Vending Machines and Avionics Equipment                                (24,000)       (70,000)
  Fingerprint Identification Technologies                                           (102,000)       (61,000)
  Secured Entrance Systems                                                          (103,000)       (25,000)
  Internet Marketing                                                                (175,000)       (82,000)
  Web Based Development Solutions                                                   (169,000)            --
  Application Service Provider                                                         1,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                    (754,000)       (78,000)
  Corporate costs and expenses                                                       129,000       (364,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $     (656,000) $    (442,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $        1,000  $       1,000
  Internet Marketing                                                                   13,000             --
  Web Based Development Solutions                                                      35,000             --
  Application Service Provider                                                          2,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                       51,000          1,000
  Corporate                                                                             6,000          6,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $       57,000  $       7,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                        2000
                                                                                                         As
Six Months Ended June 30,                                                             2001         Restated
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                            $     634,000   $    1,252,000
  Specialized Vending Machines and Avionics Equipment                               130,000          181,000
  Internet Marketing                                                                146,000               --
  Application Service Provider                                                       18,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                    928,000        1,433,000
  Corporate consulting fees                                                         450,000               --
  Intersegment consulting fees                                                     (450,000)              --
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                          $     928,000   $    1,433,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $     (223,000) $      383,000
  Specialized Vending Machines and Avionics Equipment                                 19,000         (94,000)
  Fingerprint Identification Technologies                                           (201,000)       (106,000)
  Secured Entrance Systems                                                          (171,000)        (88,000)
  Internet Marketing                                                                (628,000)        (80,000)
  Web Based Development Solutions                                                   (466,000)             --
  Application Service Provider                                                        (3,000)             --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,673,000          15,000
  Corporate costs and expenses                                                       176,000        (684,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $   (1,497,000) $     (669,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $      204,000  $      157,000
  Specialized Vending Machines and Avionics Equipment                                 45,000          43,000
  Fingerprint Identification Technologies                                             20,000          11,000
  Secured Entrance Systems                                                             8,000           5,000
  Internet Marketing                                                                  34,000           2,000
  Web Based Development Solutions                                                     66,000              --
-------------------------------------------------------------------------------------------------------------
                                                                                     377,000         218,000
  Corporate costs and expenses                                                        43,000          27,000
  Intersegment charges                                                               (67,000)        (16,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      353,000  $      229,000
-------------------------------------------------------------------------------------------------------------


Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (405,000) $      242,000
  Specialized Vending Machines and Avionics Equipment                                (23,000)       (137,000)
  Fingerprint Identification Technologies                                           (222,000)       (118,000)
  Secured Entrance Systems                                                          (180,000)        (93,000)
  Internet Marketing                                                                (648,000)        (82,000)
  Web Based Development Solutions                                                   (533,000)             --
  Application Service Provider                                                         4,000              --
-------------------------------------------------------------------------------------------------------------
                                                                                  (2,007,000)       (188,000)
  Corporate costs and expenses                                                       166,000        (710,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (1,841,000) $     (898,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                       2000
                                                                                                         As
Six Months Ended June 30,                                                             2001         Restated
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $        2,000  $       5,000
  Internet Marketing                                                                   26,000             --
  Web Based Development Solutions                                                      54,000             --
  Application Service Provider                                                          4,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                       86,000          5,000
  Corporate                                                                            13,000         12,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $       99,000  $      17,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                    June 30,    December 31,
                                                                                        2001            2000
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                             $    1,882,000  $   1,828,000
  Specialized Vending Machines and Avionics Equipment                                 351,000        372,000
  Fingerprint Identification Technologies                                              10,000         10,000
  Secured Entrance Systems                                                                 --             --
  Internet Marketing                                                                  228,000        274,000
  Web Based Development Solutions                                                   1,028,000      1,080,000
  Application Service Provider                                                        166,000        207,000
-------------------------------------------------------------------------------------------------------------
                                                                                    3,665,000      3,771,000
  Corporate                                                                        15,348,000     12,505,000
  Intersegment investments                                                        (12,906,000)   (12,906,000)
  Intersegment advances                                                            (4,449,000)    (1,565,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $     1,658,000  $   1,805,000
-------------------------------------------------------------------------------------------------------------

6. New Authoritative Pronouncements

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

7.       Subsequent Events

Related Party Loan and Stock Issuance

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

         Based on the fair value of the consideration paid, the Company recorded a purchase price in excess of net assets acquired of approximately $2 million which will be expensed as part of acquired in-process research and development expense on the date of acquisition (see Note 8).

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

Letter of Intent for Acquisition of Trans Global Services, Inc.

         On November 11, 2001, the Company entered into a binding letter of intent to acquire an equity interest in Trans Global Services, Inc. ("Trans Global"). Pursuant to the letter of intent, the Company would receive 5,000,000 shares of Trans Global's common stock in exchange for 2,500,000 shares of the Company's common stock. In addition, the Company would purchase preferred equity, convertible into a maximum of 3,000,000 shares of Trans Global's common stock, for $1 million. Further, the letter of intent requires immediate election of the Company's appointees to the Trans Global board of directors including the appointment of Lewis S. Schiller as Trans Global's Chairman of the Board, after which, the Company's appointees would represent a majority of the Trans Global board of directors. Lewis S. Schiller is the Chief Executive Officer and Chairman of the Board of the Company (See Note 8).

8.       Pro Forma Financial Information

         The following pro forma unaudited results assume the acquisitions of Granite and Trans Global had occurred at the beginning of the three month periods ended march 31, 2001 and 2000.

                                   Three Months Ended June 30,            Six Months Ended June 30,
                                     2001                 2000               2001              2000
                                     ----                 ----               ----              ----
Sales                     $     7,779,000   $        6,267,000   $     14,942,000    $   13,462,000
Net Loss                  $      (943,000)  $         (913,000)  $     (2,656,000)   $   (1,757,000)
Net Loss per Share        $         (0.04)  $            (0.09)  $          (0.12)   $        (0.17)

         The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

9. Restatement of Prior Period

         During June 2000, the Company had plans to issue non employee stock options to purchase 737,500 shares of common stock. Using the Black-Scholes option valuation formula, the options had a value of $1.766 million, and such value was recorded as an operating expense for the six months ended June 30, 2000. The Company did not issue these options and as such, the statements of operations for the three and six months ended June 30, 2000 have been restated herein as follows:

Statement of Operations for the Three        As Originally
Months Ended June 30, 2000                        Reported           Restatement           As Restated
---------------------------------------- ------------------    ------------------    --------------------
Non cash stock option expense            $       1,766,000     $      (1,766,000)                     --
Operating expenses                       $       2,392,000     $      (1,766,000)                626,000
Operating Loss                           $      (2,075,000)    $       1,766,000                (309,000)
Net loss                                 $      (2,208,000)    $       1,766,000                (442,000)
Loss per share                                      ($1.05)                $0.84                   ($.21)

Statement of Operations for the Six          As Originally
Months Ended June 30, 2000                        Reported          Restatement            As Restated
---------------------------------------- ------------------    -----------------     --------------------
Non cash stock option expense            $       1,766,000     $      (1,766,000)                     --
Operating expenses                       $       3,112,000     $      (1,766,000)              1,346,000
Operating Loss                           $      (2,435,000)    $       1,766,000                (669,000)
Net loss                                 $      (2,664,000)    $       1,766,000                (898,000)
Loss per share                                      ($1.30)              $0.86                     ($.44)

         The statement of cash flows for the six months ended June 30, 2000 was restated whereby it includes the restated net loss and no longer includes the $1,766,000 non cash stock option expense as an item to reconcile net loss to net cash used in operations.

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

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential's revenues decreased $299,000, or 49%, from $608,000 for three months ended June 30, 2000 (the "2000
2nd Quarter") to $309,000 for the three months ended June 30, 2001 (the "2001 2nd Quarter"). Sequential's 2001 and 2000 2nd Quarter gross profit was $19,000, or 6% of sales, and $279,000, or 46% of sales, respectively. Sequential's gross profit for the 2001 2nd Quarter included a deduction of $125,000, 40% of sales, for a reserve for obsolete and slow moving inventory. Sequential's revenues decreased $618,000, or 49%, from $1.252 million for six months ended June 30, 2000 (the "2000 Six Month Period") to $634,000 for the six months ended June 30, 2001 (the "2001 Six Month Period"). Sequential's 2001 and 2000 Six Month Period gross profit was $20,000, or 3% of sales, and $631,000, or 50% of sales, respectively. Sequential's gross profit for the 2001 Six Month Period included a deduction of $250,000, 39% of sales, for a reserve for obsolete and slow moving inventory. Sequential's decline in revenue is primarily attributed to its inability to pay for the materials necessary to build the products included in its backlog. This inability to manufacture product has resulted in excessive downtime and idle capacity resulting in significantly reduced margins. Sequential's operating expenses increased $89,000, or 217% from $41,000 for the 2000 2nd Quarter to $130,000 for the 2001 2nd Quarter. Sequential's operating expenses increased $75,000, or 30% from $248,000 for the 2000 Six Month Period to $323,000 for the 2001 Six Month Period. As a result of the above, Sequential's operating results decreased by $198,000, or 83%, from operating income of $238,000 for the 2000 2nd Quarter to an operating loss of $40,000 for the 2001 2nd Quarter and decreased by $636,000, or 166%, from operating income of $383,000 for the 2000 Six Month Period to an operating loss of $253,000 for the 2001 Six Month Period. During the 2001 2nd Quarter and Six Month Period, Sequential's operating expenses included $45,000 and $90,000, respectively, of management fees charged by The Finx Group.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech's revenues for the 2001 2nd Quarter decreased $92,000, or 67%, from $137,000 for the 2000 2nd Quarter to $45,000 for the 2001 2nd Quarter. S-Tech's gross profit was $17,000, or 37% of sales, for the 2001 2nd Quarter and was $38,000, or 28% of sales, for the 2000 2nd Quarter. S-Tech's revenues for the 2001 Six Month Period decreased $41,000, or 23%, from $171,000 for the 2000 Six Month Period to $130,000 for the 2001 Six Month Period. S-Tech's gross profit was $45,000, or 34% of sales, for the 2001 Six Month Period and was $36,000, or 21% of sales, for the 2000 Six Month Period. S-Tech's gross profits have been negatively impacted as a result of non-variable overhead costs being allocated to a relatively minimal sales volume. S-Tech's operating expenses decreased $72,000, or 91%, from $79,000 fo the 2000 2nd Quarter to $7,000 for the 2001 2nd Quarter. S-Tech's operating expenses decreased $114,000, or 81% from $140,000 for the 2000 Six Month Period to $26,000 for the 2001 Six Month Period. As a result of the above, S-Tech's operating income (loss) improved $50,000, or 122%, from an operating loss of $41,000 for the 2000 2nd Quarter to operating income of $9,000 for the 2001 2nd Quarter and improved $113,000, or 120%, from an operating loss of $94,000 for the 2000 Six Month Period to operating income of $19,000 for the 2001 Six Month Period.

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

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. In March 2001, the Georal Security System passed preliminary U.S. State Department forced entry ballistics tests. Subsequent to September 30, 2001, the systems received final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. Secured Portals did not have any revenues or gross profits during the 2001 and 2000 2nd Quarters or Six Month Periods. Secured Portals operating expenses, and therefore its net operating loss increased $78,000, or 354%, from $22,000 for the 2000 2nd Quarter to $100,000 for the 2001 2nd Quarter. Secured Portals operating expenses, and therefore its net operating loss increased $83,000, or 95%, from $88,000 for the 2000 Six Month Period to $171,000 for the 2001 Six Month Period. During the 2001 2nd Quarter and Six Month Period, Secured Portal's operating expenses included $45,000 and $90,000, respectively, of management fees charged by The Finx Group.

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

         During the 2001 2nd Quarter, Starnet36.com generated revenues of $88,000 resulting in gross profits of $87,000, or 98%. Operating expenses of Starnet 365.com for the 2001 2nd Quarter were $249,000 and included $49,000 of selling expense, including promotional allowances and commissions on product sales, $45,000 of management fees charged by The Finx Group, $13,000 of amortization and deprecation and $142,000 of other operating costs. Starnet 365.com did not generate revenues during the 2000 2nd Quarter and incurred $80,000 of general and administrative operating expense. As a result of the above, Starnet365.com incurred operating losses of $162,000 and $80,000, respectively, for the 2001 and 2000 2nd Quarters.

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

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During the 2001,2nd Quarter and Six Month Period The Finx Group recorded $225,000 and $450,000, respectively, of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's operating expenses decreased by $212,000, or 61%, from $349,000 for the 2000 2nd Quarter to $137,000 for the 2001 2nd Quarter and decreased by $440,000, or 64%, from $684,000 for the 2000 Six Month Period to $244,000 for the 2001 Six Month Period. As of June 30, 2001, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $900,000 for unpaid salaries of which $100,000 is included in both the 2001 and 2000 2nd Quarters operating expenses and $200,000 is included in both the 2001 and 2000 Six Month Periods. Other significant corporate costs include consulting fees and legal and accounting fees.

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         Interest expense and financing fees, other than that owed to related parties, amounted to $83,000 and $60,000, respectively, for the 2001 and 2000 2nd Quarters and amounted to $132,000 and $98,000, respectively, for the 2001 and 2000 Six Month Periods. During the 2001 2nd Quarter and Six Month Period $27,000 and $53,000, respectively, of such amounts relates to interest owed on Sequential's delinquent payroll taxes. The remainder for all periods presented relates to Sequential's revolving line of credit. On July 28, 1997, Sequential entered into a revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The FINOVA Line of Credit provides for a borrowing base equal to the lesser of 80% of eligible accounts receivable or $400,000, required payment of a 1% annual facility fee, a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. The Company has been notified that the FINOVA line-of-credit will not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a cash collateral deposit provided by Trinity to satisfy the balance owed under the line-of-credit and such funds are now owed by the Company to Trinity.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes increased $49,000 from $74,000 for the 2000 2nd Quarter to $123,000 for the 2001 2nd
Quarter and increased $91,000 from $130,000 for the 2000 Six Month Period to $2221,000 for the 2001 Six Month Period. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, advances and expenses paid by Lewis S. Schiller and Grazyna B. Wnuk, officers of the company, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis
S. Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. Total outstanding advances from such related parties as of June 30, 2001, aggregated $1.125 million. On May 7, 2001, the Company converted $1.5 million of related party notes owed to Trinity in exchange for 7,500,000 shares of common stock and converted an additional $2 million of notes owed to Trinity into a newly created series of Preferred Stock. Interest accrued on such notes are generally calculated at 9% and as of June 30, 2001 $462,000 of such interest remains unpaid.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $656,000, or $0.04 per common share, for the 2001 2nd Quarter and $442,000, or $0.21 per common share, for the 2000 2nd Quarter and incurred a consolidated net loss of $1.841 million, or $0.13 per common share, for the 2001 Six Month Period and $898,000, or $0.44 per common share, for the 2000 Six Month Period.

Financial Condition - Liquidity and Capital Resources

         As of June 30, 2001 the Company had a working capital deficiency of $5.2 million. Approximately $2.454 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $900,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $1.554 million owed to Trinity, its controlling stockholder, and other related parties, for loans and advances made to fund the operations of the Company. On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding. Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

         During the 2001 Six Month Period, the Company used $411,000 for operating activities generated $423,000 from financing activities. As of June 30, 2001 the Company's subsidiaries are delinquent on payment of payroll taxes approximating $700,000.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2001 has a working capital deficiency of $5.2 million and capital deficiency of $4.9 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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