Form 10QSB/A
period 2001-09-30
FINX GROUP INC
filed 2002-03-12
CIK 316618

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


Purpose of Amendment:


The Form 10QSB for the quarterly period ended September 30, 2001 is amended to include the effects of financial statement adjustments that were made to the amended Form 10KSB/A for the year ended December 31, 2000, the amended Form 10QSB/A for the quarter ended March 31, 2001, the amended Form 10QSB/A for the quarter ended June 30, 2001 and to include the independent accountant's review report.

                        INDEPENDENT ACCOUNTANT'S REPORT


        To the Board of Directors and Stockholders of The Finx Group, Inc.
         Elmsford, New York



                      We have reviewed the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of September 30, 2001 and the related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a net loss of $7,841,000 for the nine month period ended September 30, 2001 and has a working capital deficiency of $6,533,000 and a capital deficiency of $6,287,000 as of September 30, 2001. Management's plans in regard to these matters are also described in
      Note 1. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties,



                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.

Cranford, New Jersey
February 15, 2002

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                    2001            2000
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     421,000   $     584,000
Cost of goods sold                                                               320,000         379,000
-----------------------------------------------------------------------------------------------------------
                                                                                 101,000         205,000
Reserve for slow moving inventory                                                (90,000)       (400,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                      11,000        (195,000)
Operating expenses                                                             5,898,000       6,095,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (5,887,000)     (6,290,000)
Interest expense and financing fees, related parties                             (67,000)        (37,000)
Interest expense and financing fees, other                                       (46,000)        (61,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (6,000,000)  $  (6,388,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           22,206,489      11,225,268
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.27)  $       (0.57)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
                                                                                                    2000
                                                                                                      As
Nine months ended September 30,                                                     2001        Restated
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $   1,349,000   $   2,017,000
Cost of goods sold                                                               803,000       1,135,000
-----------------------------------------------------------------------------------------------------------
                                                                                 546,000         882,000
Reserve for slow moving inventory                                               (340,000)       (400,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                     206,000         482,000
Operating expenses                                                             7,590,000       7,441,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (7,384,000)     (6,959,000)
Other income                                                                       9,000              --
Interest expense and financing fees, related parties                            (288,000)       (168,000)
Interest expense and financing fees, other                                      (178,000)       (159,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (7,841,000)  $  (7,286,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           17,115,509       5,140,045
-----------------------------------------------------------------------------------------------------------
Net loss per common share: Basic and fully diluted                         $       (0.46)  $       (1.42)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of September 30,                                                                                2001
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $      68,000
  Accounts receivable, net                                                                      106,000
  Inventories, net                                                                            1,140,000
  Prepaid expense and other current assets                                                       19,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                      1,333,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment:
  Property, plant and equipment, cost                                                         2,542,000
  Software costs                                                                                285,000
  Less accumulated depreciation and amortization                                             (2,611,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                            216,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Security deposits                                                                              20,000
  Patents, net                                                                                   10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                           30,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   1,579,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   2,702,000
  Accrued payroll                                                                             1,757,000
  Accrued payroll taxes                                                                         963,000
  Notes payable, related parties                                                              1,670,000
  Revolving line of credit                                                                      572,000
  Customer deposits                                                                              56,000
  Other current liabilities                                                                     146,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 7,866,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 21,000
    shares issued and outstanding                                                             2,000,000
  Common stock, $.01 par value; 50,000,000 shares authorized; 31,680,521
    shares issued and outstanding                                                               317,000
  Additional paid-in capital                                                                 19,291,000
  Accumulated deficit                                                                       (26,890,000)
-----------------------------------------------------------------------------------------------------------
                                                                                             (5,282,000)
  Subscriptions receivable                                                                   (1,005,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                 (6,287,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   1,579,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
                                                                                                    2000
                                                                                                      As
Nine Months ended September 30,                                                     2001        Restated
-----------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Net loss                                                                    $ (7,841,000)   $ (7,286,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Non cash expense from the issuance of stock options                            3,060,000              --
Non cash expense from the issuance of common stock to settle                          --          28,000
Acquired in-process research and development costs                             2,044,000       4,768,000
Reserve for slow moving inventory                                                340,000         400,000
Expense deferred offering costs                                                       --         148,000
Depreciation and amortization                                                    150,000          26,000
Bad debt expense                                                                  30,000           5,000
Other operating activities                                                       (24,000)          2,000
Changes in assets and liabilities:
  Inventories                                                                   (360,000)       (481,000)
  Accounts receivable, net                                                       125,000         197,000
  Prepaid expense and other current assets                                         2,000          17,000
  Other assets                                                                    10,000          (3,000)
  Accounts payable                                                               775,000         359,000
  Accrued payroll                                                                761,000          67,000
  Accrued payroll taxes                                                          416,000         178,000
  Accrued interest expense, related parties                                      287,000         182,000
  Customer deposits                                                              (16,000)         (2,000)
  Other current liabilities                                                      (77,000)         80,000
-----------------------------------------------------------------------------------------------------------
    Net cash used for operating activities                                      (318,000)     (1,315,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Software development costs                                                            --         (82,000)
Patent costs                                                                          --         (10,000)
Capital expenditures                                                                  --         (16,000)
Cash of acquired subsidiary                                                       31,000           8,000
Other investing activities                                                         1,000              --
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                           32,000        (100,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       792,000       1,995,000
Repayments on related party loans                                               (339,000)       (123,000)
Net payments under revolving lines of credit                                    (105,000)       (128,000)
Deferred offering costs                                                               --        (210,000)
Other financing activities                                                         4,000         (25,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      352,000       1,510,000
-----------------------------------------------------------------------------------------------------------

Net increase in cash                                                              66,000          95,000
Cash - Beginning of period                                                         2,000          80,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     68,000    $    175,000
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
-----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                     $    148,000   $     98,000
Income Taxes                                                                           --             --
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

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of September 30, 2001 has a working capital deficiency of $6.533 million and capital deficiency of $6.287 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

         The Company's Board of Directors approved the 2001 Employee Stock Option Plan. The purpose of the 2001 Employee Stock Option Plan is to secure long-term relationships for the Company and its stockholders, from the benefits arising from capital stock ownership by the Company's Consultants, Advisors, Employees and Directors, who can help in the company's growth and success and to provide an effective means of compensation for such persons and entities providing services to the Company in lieu of cash payments therefor. The 2001 Employee Stock Option Plan, as amended, provides for the issuance of up to 17,000,000 shares of the Company's Common Stock and all such shares have been registered on Form S-8. As of September 30, 2001 options to acquire 13,735,000 shares were issued resulting in $3.06 million of compensation expense as determined using the Black-Scholes option valuation formula. As of

September 30, 2001 options to purchase 6,700,000 shares were exercised at $0.15 per share for which the Company received non-recourse notes receivable of $1.005 million, which is presented as a separate component of capital deficiency entitled subscriptions receivable.

         Subsequent to September 30, 2001 additional options to acquire 3,265,000 shares of common stock were issued resulting in compensation expense of $1.462 million in the 4th quarter of 2001. Subsequent to September 30, 2001, options to purchase 3,100,000 shares were exercised at $0.30 per share and options to purchase 7,200,000 shares were exercised at $0.15 per share.

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

         During the 3rd Quarter of 2001, Carol Schiller, the wife of Lewis S. Schiller, loaned the Company $100,000. In payment of the loan, the Company issued to Ms. Schiller, 1,000,000 shares of restricted common stock.

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

         Based on the fair value of the consideration paid, the Company recorded a purchase price in excess of net assets acquired of approximately $2 million which was expensed as part of acquired in-process research and development expense on the date of acquisition. For accounting purposes, the balance sheet of Granite is included in the consolidated balance sheet as of September 30, 2001 and the statement of operations and cash flows will be included for periods subsequent to September 30, 2001 (see Note 9).

6.       Segment Information

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified seven reportable business segments as follows: (1) Electro-Mechanical and Electro-Optical Products, which is an operating business segment reflecting the activities of Sequential Electronic Systems, Inc. ("Sequential"); (2) Specialized Vending Machines and Avionics Equipment, which is an operating business segment reflecting the activities of S-Tech, Inc. ("S-Tech"); (3) Fingerprint Identification Technologies, which is a development stage business segment reflecting the activities of FMX Corp. ("FMX"); (4) Secured Entrance Systems, which is a development stage business segment reflecting the activities of Secured Portal Systems, Inc. ("SPS"), (5) Internet Marketing, which is a development stage business reflecting the activities of Starnet365.com, Inc. ("Starnet365.com"), (6) Web Based Development Solutions, which is a development stage business reflecting the activities of Biz Chase, Inc. and Granite and (7) Application Service Provider, which is an operating business segment reflecting the operations of Shopclue.com. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         There are intersegment consulting fees and intersegment advances and related interest charges, all of which are eliminated in the consolidated financial statements.

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                      2001             2000
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     361,000   $      462,000
  Specialized Vending Machines and Avionics Equipment                                7,000           94,000
  Internet Marketing                                                                53,000               --
  Application Service Provider                                                          --           28,000
-------------------------------------------------------------------------------------------------------------
                                                                                   421,000          584,000
  Corporate consulting fees                                                        225,000          270,000
  Intersegment consulting fees                                                    (225,000)        (270,000)
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     421,000   $      584,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $     (139,000) $     (67,000)
  Specialized Vending Machines and Avionics Equipment                                (89,000)      (402,000)
  Fingerprint Identification Technologies                                            (87,000)       (90,000)
  Secured Entrance Systems                                                           (76,000)       (52,000)
  Internet Marketing                                                                (379,000)      (254,000)
  Web Based Development Solutions                                                 (2,155,000)      (269,000)
  Application Service Provider                                                        (3,000)    (5,009,000)
-------------------------------------------------------------------------------------------------------------
                                                                                  (2,928,000)    (6,143,000)
  Corporate costs and expenses                                                    (2,983,000)      (147,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $   (5,911,000) $  (6,290,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                       2001            2000
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $       82,000  $      62,000
  Specialized Vending Machines and Avionics Equipment                                 10,000             --
  Fingerprint Identification Technologies                                             11,000          7,000
  Secured Entrance Systems                                                             5,000          2,000
  Internet Marketing                                                                  19,000          3,000
  Web Based Development Solutions                                                     35,000         18,000
-------------------------------------------------------------------------------------------------------------
                                                                                     162,000         92,000
  Corporate costs and expenses                                                        29,000         19,000
  Intersegment charges                                                               (78,000)       (13,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      113,000  $      98,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (200,000) $    (120,000)
  Specialized Vending Machines and Avionics Equipment                               (100,000)      (396,000)
  Fingerprint Identification Technologies                                            (98,000)       (97,000)
  Secured Entrance Systems                                                           (81,000)       (55,000)
  Internet Marketing                                                                (398,000)      (258,000)
  Web Based Development Solutions                                                 (2,190,000)      (302,000)
  Application Service Provider                                                            --     (4,990,000)
-------------------------------------------------------------------------------------------------------------
                                                                                  (3,067,000)    (6,218,000)
  Corporate costs and expenses                                                    (2,933,000)      (170,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (6,000,000) $  (6,388,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                            $        4,000  $       1,000
  Internet Marketing                                                                  12,000             --
  Web Based Development Solutions                                                     28,000          1,000
  Application Service Provider                                                         2,000          1,000
-------------------------------------------------------------------------------------------------------------
                                                                                      46,000          3,000
  Corporate                                                                            5,000          6,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                     $       51,000  $       9,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                       2000
                                                                                                         As
Nine Months Ended June 30,                                                            2001         Restated
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     995,000   $    1,714,000
  Specialized Vending Machines and Avionics Equipment                              137,000          275,000
  Internet Marketing                                                               199,000               --
  Application Service Provider                                                      18,000           28,000
-------------------------------------------------------------------------------------------------------------
                                                                                 1,349,000        2,017,000
  Corporate consulting fees                                                        675,000          270,000
  Intersegment consulting fees                                                    (675,000)        (270,000)
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $   1,349,000   $    2,017,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                       2000
                                                                                                         As
Nine Months Ended September 30,                                                        2001        Restated
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $     (362,000) $     316,000
  Specialized Vending Machines and Avionics Equipment                                (70,000)      (496,000)
  Fingerprint Identification Technologies                                           (288,000)      (196,000)
  Secured Entrance Systems                                                          (247,000)      (140,000)
  Internet Marketing                                                              (1,007,000)      (334,000)
  Web Based Development Solutions                                                 (2,621,000)      (269,000)
  Application Service Provider                                                        (6,000)    (5,009,000)
-------------------------------------------------------------------------------------------------------------
                                                                                  (4,601,000)    (6,128,000)
  Corporate costs and expenses                                                     2,807,000       (831,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $   (7,408,000) $  (6,959,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $      286,000  $     219,000
  Specialized Vending Machines and Avionics Equipment                                 55,000         43,000
  Fingerprint Identification Technologies                                             31,000         18,000
  Secured Entrance Systems                                                            13,000          7,000
  Internet Marketing                                                                  53,000          5,000
  Web Based Development Solutions                                                    101,000         18,000
-------------------------------------------------------------------------------------------------------------
                                                                                     539,000        310,000
  Corporate costs and expenses                                                        72,000         46,000
  Intersegment charges                                                              (145,000)       (29,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $      466,000  $     327,000
-------------------------------------------------------------------------------------------------------------

Net income (loss):
  Electro-Mechanical and Electro- Optical Products                            $     (605,000) $     122,000
  Specialized Vending Machines and Avionics Equipment                               (123,000)      (533,000)
  Fingerprint Identification Technologies                                           (320,000)      (215,000)
  Secured Entrance Systems                                                          (261,000)      (148,000)
  Internet Marketing                                                              (1,046,000)      (340,000)
  Web Based Development Solutions                                                 (2,723,000)      (302,000)
  Application Service Provider                                                         4,000     (4,990,000)
-------------------------------------------------------------------------------------------------------------
                                                                                  (5,074,000)    (6,406,000)
  Corporate costs and expenses                                                    (2,767,000)      (880,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $   (7,841,000) $  (7,286,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                            $        6,000  $       6,000
  Internet Marketing                                                                  38,000             --
  Web Based Development Solutions                                                     82,000          1,000
  Application Service Provider                                                         6,000          1,000
-------------------------------------------------------------------------------------------------------------
                                                                                     132,000          8,000
  Corporate                                                                           18,000         18,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                     $      150,000  $      26,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                   September       December
                                                                                         30,            31,
                                                                                        2001           2000
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $    1,808,000  $   1,828,000
  Specialized Vending Machines and Avionics Equipment                                302,000        372,000
  Fingerprint Identification Technologies                                             10,000         10,000
  Secured Entrance Systems                                                                --             --
  Internet Marketing                                                                 268,000        274,000
  Web Based Development Solutions                                                  1,036,000      1,080,000
  Application Service Provider                                                       166,000        207,000
-------------------------------------------------------------------------------------------------------------
                                                                                   3,590,000      3,771,000
  Corporate                                                                       17,131,000     12,505,000
  Intersegment investments                                                       (14,320,000)   (12,906,000)
  Intersegment advances                                                           (4,822,000)    (1,565,000)
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    1,579,000  $   1,805,000
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

8.       Subsequent Event

         On November 11, 2001, the Company entered into a binding letter of intent to acquire an equity interest in Trans Global Services, Inc. ("Trans Global"). Pursuant to the letter of intent, the Company would receive 5,000,000 shares of Trans Global's common stock in exchange for 2,500,000 shares of the Company's common stock. In addition, the Company would purchase preferred equity, convertible into a maximum of 3,000,000 shares of Trans Global's common stock, for $1 million. Further, the letter of intent requires immediate election of the Company's appointees to the Trans Global board of directors including the appointment of Lewis S. Schiller as Trans Global's Chairman of the Board, after which, the Company's appointees would represent a majority of the Trans Global board of directors. Lewis S. Schiller is the Chief Executive Officer and Chairman of the Board of the Company (see Note 9).

9.       Pro Forma Financial Information

         The following pro forma unaudited results assume the acquisitions of Granite and Trans Global had occurred at the beginning of the three and nine month periods ended September 30, 2001 and 2000.

                               Three Months Ended September30,      Nine Months Ended September 30,
                                     2001                 2000              2001               2000
                                     ----                 ----              -----              ----
Sales                     $     7,526,000   $        6,041,000   $     22,468,000    $   19,512,000
Net Loss                  $    (6,267,000)  $       (7,160,000)  $     (8,923,000)   $   (8,973,000)
Net Loss per Share        $         (0.21)  $            (0.37)  $          (0.36)   $        (0.68)

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

10. Restatement of Prior Period

         During June 2000, the Company had plans to issue non employee stock options to purchase 737,500 shares of common stock. Using the Black-Scholes option valuation formula, such shares had a value of $1.766 million, and such value was recorded as an operating expense for the nine months ended September 30, 2000. The Company did not issue these options and as such, the statement of operations for the nine months ended September 30, 2000 has been restated herein as follows:

                                             As Originally
                                                  Reported          Restatement            As Restated
                                                  --------          -----------            -----------
Non cash stock option expense            $       1,766,000     $      (1,766,000)                   --
Operating expenses                       $       9,207,000     $      (1,766,000)            7,441,000
Operating Loss                           $      (8,725,000)    $       1,766,000            (6,959,000)
Net loss                                 $      (9,052,000)    $       1,766,000            (7,286,000)
Loss per share                                      ($1.76)                $0.34                ($1.42)

         The statement of cash flows for the nine months ended September 30, 2000 was restated whereby it includes the restated net loss and no longer includes the $1,766,000 non cash stock option expense as an item to reconcile net loss to net cash used in operations.

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

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential, which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential's revenues decreased $101,000, or 22%, from $462,000 for three months ended September 30, 2000 (the "2000 3rd Quarter") to $361,000 for the three months ended September 30, 2001 (the "2001 3rd Quarter"). Sequential's 2001 and 2000 3rd Quarter gross profit was $25,000, or 7% of sales, and $186,000, or 40% of sales, respectively. Sequential's gross profit for the 2001 3rd Quarter included a deduction of $60,000, or 17% of sales, for a reserve for obsolete and slow moving inventory. Sequential's revenues decreased $719,000, or 42%, from $1.714 million for nine months ended September 30, 2000 (the "2000 Nine Month Period") to $995,000 for the nine months ended September 30, 2001 (the "2001 Nine Month Period"). Sequential's 2001 and 2000 Nine Month Period gross profit was $45,000, or 5% of sales, and $817,000, or 48% of sales, respectively. Sequential's gross profit for the 2001 Nine Month Period included a deduction of $310,000, 31% of sales, for a reserve for obsolete and slow moving inventory. Sequential's decline in revenue is primarily attributed to its inability to pay for the materials necessary to build the products included in its backlog. This inability to manufacture product has resulted in excessive downtime and idle capacity resulting in significantly reduced margins. Sequential's operating expenses decreased $90,000, or 35% from $254,000 for the 2000 3rd Quarter to $164,000 for the 2001 3rd Quarter. Sequential's operating expenses decreased $94,000, or 19% from $501,000 for the 2000 Nine Month Period to $407,000 for the 2001 Nine Month Period. As a result of the above, Sequential's operating loss increased by $72,000, or 106%, from $67,000 for the 2000 3rd Quarter to $139,000 for the 2001 3rd Quarter and its operating results decreased by $678,000, or 215%, from operating income of $316,000 for the 2000 Nine Month Period to an operating loss of $362,000 for the 2001 Nine Month Period. During the 2001 and 2000 3rd Quarters and the 2001 Nine Month Period, Sequential's operating expenses included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprise the activities of S-Tech, which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech's revenues for the 2001 3rd Quarter decreased $87,000, or 92%, from $94,000 for the 2000 3rd Quarter to $7,000 for the 2001 3rd Quarter. S-Tech's gross profit was a negative $67,000 for the 2001 3rd Quarter and was a negative $371,000 for the 2000 3rd Quarter. S-Tech's revenues for the 2001 Nine Month Period decreased $137,000, or 50%, from $275,000 for the 2000 Nine Month Period to $138,000 for the 2001 Nine Month Period. S-Tech's gross profit was a negative $22,000, or (16%) of sales, for the 2001 Nine Month Period and was a negative $324,000, or (118%) of sales, for the 2000 Nine Month Period. S-Tech's gross margin for the 2001 3rd Quarter and Nine Month Period both included a deduction of $30,000 for a reserve on obsolete and slow moving inventory. S-Tech's gross profits have been negatively impacted as a result of non-variable overhead and indirect labor costs being allocated to a relatively minimal sales volume. In addition, the 2000 3rd Quarter and Nine Month Period include a reserve for slow moving inventory of $400,000. S-Tech's operating expenses decreased $8,000, or 26% from $31,000 for the 2000 3rd Quarter to $23,000 for the 2001 3rd Quarter. S-Tech's operating expenses decreased $80,000, or 47% from $172,000 for the 2000 Nine Month Period to $92,000 for the 2001 Nine Month Period. As a result of the above, S-Tech's operating loss decreased $313,000, or 78%, from $402,000 for the 2000 3rd Quarter to $89,000 for the 2001 3rd Quarter and decreased $426,000, or 86%, from $496,000 for the 2000 Nine Month Period to $70,000 for the 2001 Nine Month Period.

Fingerprint Identification Technologies

         The Fingerprint Identification Technologies segment comprises the activities of FMX, which was formed in 1996 to continue with the development of products and systems utilizing a proprietary and patented electronic fingerprint identification technology originally conceived by the Company. The fingerprint identification technology being developed and utilized by FMX is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. FMX did not have any revenues or gross profits for the 2001 and 2000 3rd Quarters or Nine Month Periods. FMX incurred operating expenses of $87,000 for the 2001 3rd Quarter and $90,000 for the 2000 3rd Quarter and therefore its operating losses, decreased $3,000. FMX incurred operating expenses of $288,000 for the 2001 Nine Month Period and $196,000 for the 2000 Nine Month Period and therefore its operating losses increased $92,000. During the 2001 and 2000 3rd Quarters and the 2001 Nine Month Period, FMX's operating expenses included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Secured Entrance Systems

         The Secured Entrance Systems segment comprises the activities of Secured Portals. Secured Portal's proposed activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights to distribute the Georal Security Systems. Many of the customers to whom Secured Portals will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. In March 2001, the Georal Security System passed preliminary U.S. State Department forced entry ballistics tests. Subsequent to September 30, 2001 the systems received final certification for possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. Secured Portals did not have any revenues or gross profits during the 2001 and 2000 3rd Quarters or Nine Month Periods. Secured Portals operating expenses, and therefore its net operating loss increased $24,000, or 46%, from $52,000 for the 2000 3rd Quarter to $76,000 for the 2001 3rd Quarter. Secured Portals operating expenses, and therefore its net operating loss increased $107,000, or 76%, from $140,000 for the 2000 Nine Month Period to $247,000 for the 2001 Nine Month Period. During the 2001 and 2000 3rd Quarters and the Nine Month Period, Secured Portal's operating expenses included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

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

         During the 2001 3rd Quarter, Starnet365.com generated revenues of $53,000 resulting in gross profits of $52,000, or 99%. Operating expenses of Starnet 365.com for the 2001 3rd Quarter were $431,000 and included $171,000 of software development and maintenance costs, $45,000 of management fees charged by The Finx Group, $13,000 of amortization and deprecation and $203,000 of other operating costs. Starnet 365.com did not generate revenues during the 2000 3rd Quarter and incurred $253,000 of general and administrative operating expense, including $45,000 of management fees charged by The Finx Group. As a result of the above, Starnet365.com incurred operating losses of $379,000 and $254,000, respectively, for the 2001 and 2000 3rd Quarters.

         During the 2001 Nine Month Period Starnet365.com generated revenues of $199,000 resulting in gross profits of $164,000, or 82%. Operating expenses of Starnet 365.com for the 2001 Nine Month Period were $1.171 million and included $226,000 of web design and development, $210,000 of selling expense, including commissions on product sales, $135,000 of management fees charged by The Finx Group, $38,000 of depreciation and amortization and $762,000 of other operating costs. Operating expenses of Starnet 365.com for the 2000 Nine Month Period were $334,000 and included $45,000 of management fees charged by The Finx Group and $289,000 of other operating costs. As a result of the above, Starnet365.com incurred operating losses of $1.007 million and $334,000, respectively, for the 2001 and 2000 Nine Month Periods.

Application Service Provider

         Application Service Provider reflects the activities of Shopclue.com. Shopclue.com is an Application Service Provider that enables small- and medium-sized businesses to establish an advanced online presence rapidly and inexpensively using Shopclue.com's software through its interactive Internet mall known as Retail Drive. The software used by Shopclue.com allows its customers to create, edit and maintain advanced, interactive websites without having any prior knowledge of web-based programming languages. Shopclue.com's Retail Drive interactive website is presently utilized by more than 350 merchants. During the 2001 3rd Quarter Shopclue.com had no revenues and during the Nine Month

Period revenues were $18,000. Shopclue.com's total operating expense for the 2001 3rd Quarter and Nine Month Period was $3,000 and $24,000, respectively, resulting in operating losses of $3,000 and $6,000, respectively. The consolidated statement of operations for the 2000 1st and 2nd Quarters does not include Shopclue.com's operating activities, which were prior to the date of acquisition. During the 2000 3rd Quarter and Nine Month Period revenues were $28,000 and operating expenses were $5.037 million. Operating expenses for the 2000 3rd Quarter and Nine Month Period includes $4.768 million of in-process research and development expense representing the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.768 million to expense for the three and nine month period ended September 30, 2000. As a result of the above, Shopclue.com's operating loss was $5 million for the 2000 3rd Quarter and the 2000 Nine Month Period.

Web Based Development Solutions

         Web Based Development Solutions reflects the activities of Bizchase and Granite. Bizchase has developed a wholesale web based development solution that provides a simple, affordable and feature rich online solution for small businesses. In March 2001, Bizchase granted a license to Starnet365.com giving Starnet365.com the right to sell software developed by Bizchase to the multi-level marketing industry. The Bizchase software was developed and also licensed to Retail Drive. Revenues are generated through activation and hosting fees. Bizchase was organized and acquired in July 2000 and to date has not generated any revenues or gross profits. Granite was acquired in September 2001 and the operations of Granite are not included in the consolidated statements of operations for 2001 for periods prior to September 18, 2001, the date of the acquisition. Web Based Development Solutions operating expenses, and therefore its net operating losses for the 2001 3rd Quarter and Nine Month Period was $2.155, million and $2.622 million, respectively. The Web Based Development Solutions segment includes $2.044 million of in-process research and development expense representing the value assigned to research and development projects of Granite that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $2.044 million to expense for the three and nine month period ended September 30, 2001. Web Based Development Solution's other operating expenses are primarily salaries and consulting fees paid to software developers. Operating expense for the 2001 3rd Quarter and Nine Month Period included $45,000 and $135,000, respectively, of management fees charged by The Finx Group.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. During the 2001 3rd Quarter and Nine Month Period The Finx Group recorded $225,000 and $675,000, respectively, of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's operating expenses for the 2001 3rd Quarter and Nine Month Period includes $3.060 million of non cash expense from the issuance of options to consultants. As of September 30, 2001, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $900,000 for unpaid salaries of which $100,000 is included in both the 2001 and 2000 3rd Quarters operating expenses and $300,000 is included in both the 2001 and 2000 Nine Month Periods. Other significant corporate costs include consulting fees and legal and accounting fees.

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees, Other

         Interest expense and financing fees, other than that owed to related parties, amounted to $46,000 and $61,000, respectively, for the 2001 and 2000 3rd Quarters and amounted to $178,000 and $159,000, respectively, for the 2001 and 2000 Nine Month Periods. During the 2001 3rd Quarter and Nine Month

Period $9,000 and $62,000, respectively, of such amounts relates to interest owed on Sequential's delinquent payroll taxes. The remainder for all periods presented relates to Sequential's revolving line of credit. On July 28, 1997, Sequential entered into a revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The FINOVA Line of Credit provides for a borrowing base equal to the lesser of 80% of eligible accounts receivable or $400,000, required payment of a 1% annual facility fee, a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. The Company has been notified that the FINOVA line-of-credit will not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a cash collateral deposit provided by Trinity to satisfy the balance owed under the line-of-credit and such funds are now owed by the Company to Trinity.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes increased $30,000 from $37,000 for the 2000 3rd Quarter to $67,000 for the 2001 3rd
Quarter and increased $120,000 from $168,000 for the 2000 Nine Month Period to $288,000 for the 2001 Nine Month Period. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, advances and expenses paid by Lewis S. Schiller and Grazyna B. Wnuk, officers of the company, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis
S. Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. On May 7, 2001, the Company converted $1.5 million of related party notes owed to Trinity in exchange for 7,500,000 shares of common stock and converted an additional $2 million of notes owed to Trinity into a newly created Series C Preferred Stock. Interest accrued on such notes are generally calculated at 9% and as of September 30, 2001 $496,000 of such interest remains unpaid.

Net Loss

         As a result of the above, the Company incurred a consolidated net loss of $6 million, or $0.27 per common share, for the 2001 3rd Quarter and $6.388 million, or $0.57 per common share, for the 2000 3rd Quarter and incurred a consolidated net loss of $7.841 million, or $0.46 per common share, for the 2001 Nine Month Period and $7.286 million, or $1.42 per common share, for the 2000 Nine Month Period.

Financial Condition - Liquidity and Capital Resources

         As of September 30, 2001 the Company had a working capital deficiency of $6.533 million. Approximately $2.57 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $900,000 owed to Lewis S. Schiller and Grazyna B. Wnuk and $1.67 million owed to Trinity, its controlling stockholder, and other related parties, for loans and advances made to fund the operations of the Company. On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the "Series "B" Preferred Stock. The Series "B" Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis
S. Schiller, Trinity's owner, abstaining, and votes alongside of common stock. The Series "B" Preferred Stock is convertible in whole or in part, at the option of the holder or its designees, over a two year period beginning May 7, 2002, into common stock at a rate representing the lowest price that the common stock has traded at over the period for which the preferred stock has been outstanding. Such conversion may require an increase in the number of authorized common shares. Dividends on the Series "B" Preferred stock are payable semi-annually at a rate of 8%.

         During the 2001 Nine Month Period, the Company used $318,000 for operating activities and generated $32,000 and $352,000, respectively, from investing and financing activities. As of September 30, 2001 the Company's subsidiaries are delinquent on payment of payroll taxes approximating $963,000. The Company's Board of Directors approved the 2001 Employee Stock Option Plan. The purpose of the 2001 Employee Stock Option Plan is to secure long-term relationships for the Company and its stockholders, from the benefits arising from capital stock ownership by the Company's Consultants, Advisors, Employees and Directors, who can help in the company's growth and success and to provide an effective means of compensation for such persons and entities providing services to the Company in lieu of cash payments therefor. The 2001 Employee Stock Option Plan provides for the issuance of up to 17,000,000 shares of the Company's Common Stock and all such shares have been registered on Form S-8. As of September 30, 2001 options to acquire 13,735,000 shares were issued resulting in $3.060 million of compensation expense. As of September 30, 2001 options to purchase 6,700,000 shares were exercised at $0.15 per share for which the Company received non-recourse notes receivable of $1.005 million, which is presented as a separate component of capital deficiency entitled subscriptions receivable. Subsequent to September 30, 2001 additional options to acquire 3,265,000 shares of common stock were issued resulting in compensation expense of $1.462 million in the 4th quarter of 2001. Subsequent to September 30, 2001, options to purchase 3,100,000 shares were exercised at $0.30 per share and options to purchase 7,200,000 shares were exercised at $0.15 per share.

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of September 30, 2001 has a working capital deficiency of $6.533 million and capital deficiency of $6.287 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties. Management is currently seeking additional financing; however no assurances can be made to what extent any such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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