Form 10KSB
period 2001-12-31
FINX GROUP INC
filed 2002-04-16
CIK 316618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2001 were $1.678 million.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of April 10, 2002 was approximately $1.783 million computed on the basis of the reported sale price per share ($0.065) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 10, 2002, the Registrant has 42,656,545 shares of its par value $0.01 Common Stock outstanding.

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

         SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; THE MARKET FOR OUR COMMON STOCK IS LIMITED; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; OUR COMPANY IS SUBJECT TO CONTROL BY A PRINCIPAL STOCKHOLDER; A SIGNIFICANT PORTION OF THE NET PROCEEDS OF ANY POTENTIAL FINANCING MAY BE USED FOR THE PAYMENT OF RELATED PARTY AND OTHER INDEBTEDNESS AND FOR SALARIES OF EXECUTIVES AND KEY PERSONNEL; WE REQUIRE ADDITIONAL FINANCING FOR OUR BUSINESS ACTIVITIES; WE MAY USE A SIGNIFICANT PORTION OF THE PROCEEDS FROM ANY FINANCING OFFERING TO FUND NEW BUSINESSES; WE HAVE GRANTED SIGNIFICANT BENEFITS UNDER CERTAIN EXISTING AND PROPOSED EMPLOYMENT AGREEMENTS THE PROPOSED ACTIVITIES OF FMX CORP. WILL BE DEPENDENT UPON PATENT PROTECTION; RAPID TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; THE BUSINESS IN WHICH WE INTEND TO ENGAGE IN IS SUBJECT TO INTENSE COMPETITION; E-COMMERCE PRODUCTS AND SERVICES MAY BECOME SUBJECT TO GOVERNMENT REGULATION; THE BOARD OF DIRECTORS MAY ISSUE ADDITIONAL PREFERRED STOCK IN THE FUTURE; A SUBSTANTIAL NUMBER OF OUR SHARES OF COMMON STOCK WILL BE AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE; OUR SUBSIDIARIES HAVE OUTSTANDING SIGNIFICANT DELINQUENT PAYROLL TAXES DUE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO US AND OUR SHAREHOLDERS IS LIMITED; DEPENDENCE ON KEY SUPPLIERS; RELIANCE ON MANAGEMENT; DEPENDENCE ON KEY PERSONNEL; COMPUTER VIRUSES; STARNE365.COM, INC. WILL BE SUBJECT TO REGULATORY SCRUTINY OF NETWORK MARKETING SYSTEMS; WE COULD BE SUBJECT TO POTENTIAL UNINSURED LIABILITY, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

Item 1. Description of Business.

         Throughout this document our Company and its subsidiaries may be collectively referred to as "We", "Our", "Us", "The Finx Group", the "Company" or the "Registrant".

Business Developments

         On May 12, 1976 we were organized as a New York corporation under the name of Fingermatrix, Inc. As of April 28, 1999, we had no operating activities and on such date we entered into an agreement to acquire SES Acquisition Corp. from Trinity Group-I, Inc. Trinity Group-I, Inc. is owned by Lewis S. Schiller who is the chairman of our board of directors and our chief executive officer. On April 28, 1999, SES Acquisition Corp. owned all of the equity of two operating entities, Sequential Electronic Systems, Inc and S-Tech, Inc. and, effectively controlled a third entity, FMX Corp. In exchange for all of the capital stock of SES Acquisition Corp. we issued, to The Trinity Group-I, Inc. and its designees, 85% of Fingermatrix Inc.'s equity and voting power consisting of 10,571,607 shares of Fingermatrix, Inc.'s common stock (on July 14, 2000 such shares were exchanged for 1,057,161 shares of The Finx Group, Inc.'s common stock) and 93,654 shares of Fingermatrix, Inc.'s Series A preferred stock, convertible into 69,566,934 shares of Fingermatrix, Inc.'s common stock (on July 14, 2000, such shares were exchanged for 6,956,693 shares of The Finx Group, Inc.'s common stock). Fingermatrix, Inc.'s remaining equity, consisting of 9,428,393 shares of common stock (which on July 14, 2000, were exchanged for 942,839 shares of The Finx Group, Inc.'s common stock), were retained by those who held such shares prior to the acquisition of SES Acquisition Corp.

         SES Acquisition Corp. subsequently ceded its 100% equity ownership in Sequential Electronic Systems, Inc. and S-Tech, Inc. and its 39.1% equity ownership in FMX Corp. to Fingermatrix, Inc. Sequential Electronic Systems, Inc. is a Delaware company that was incorporated on December 19, 1985 and is engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. S-Tech, Inc. is a Delaware company that was incorporated on May 5, 1992 and is engaged in the design and manufacture of two product lines consisting of vending machines and avionics equipment. FMX Corp. is a Delaware Company that was incorporated on June 12, 1996 and is engaged in the design and development of fingerprint identification hardware and software systems.

         On August 11, 1999, we organized Secured Portal Systems, Inc. as a Delaware company. We own 89% of Secured Portal Systems, Inc.'s common stock, Lewis S. Schiller and his designees own 9% of Secured Portal Systems, Inc.'s common stock and Grazyna B. Wnuk owns 2% of Secured Portal Systems, Inc.'s common stock. Grazyna B. Wnuk is a member of our board of directors and is our secretary and vice-president. We also own all of Secured Portal Systems, Inc.'s preferred stock, which gives us the right to elect a majority of Secured Portal Systems, Inc.'s board of directors. On September 13, 1999, Secured Portal Systems, Inc. entered into an exclusive distribution agreement with GIL Security Systems, Inc. GIL Security Systems, Inc. is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets. GIL Security Systems, Inc. is a subsidiary of Georal International, Ltd. and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL Security Systems, Inc. and Georal International, Ltd. The exclusive distribution agreement gives Secured Portal Systems, Inc. distribution rights for the sale of GIL Security Systems, Inc.'s security entrance systems to certain categories of customers. The products covered by the exclusive distribution agreement includes all of GIL Security Systems, Inc.'s products that existed on September 13, 1999 and all products developed during the term of the exclusive distribution agreement including all models of the GIL-2001 security door. The categories of customers covered by the exclusive distribution agreement includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. The exclusive distribution agreement commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009.

         As an inducement to obtain the exclusive distribution agreement and in exchange for 1,000,000 common stock shares of GIL Security Systems, Inc., we issued 14,134 shares of Fingermatrix, Inc.'s Series A preferred stock, convertible into 10,498,735 shares of Fingermatrix, Inc.'s common stock (on July 14, 2000, such shares were exchanged for 1,049,874 shares of The Finx Group, Inc.'s common stock) to Alan
J. Risi. On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the exclusive licensing agreement was amended to expand the categories of customers under the exclusive license to include all financial institutions around the world. The February 21, 2002 amendment also gives Secured Portals a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the exclusive licensing agreement. As consideration for entering into the amendment on February 21, 2002, we issued to Alan Risi 40,000 shares of a newly created Series D preferred stock that is convertible into 4,000,000 million shares of our common stock, which were valued at $680,000 using the Black-Scholes option valuation formula.

         On September 22, 1999, we issued 1,000 of Fingermatrix, Inc.'s Series B, 4% preferred stock to The Trinity Group-I, Inc. The Series B preferred stock entitles The Trinity Group-I, Inc. to receive dividends at the annual rate of 4% and gave The Trinity Group-I, Inc the right to vote upon all matters upon which the holders of the Fingermatrix, Inc.'s common stock have the right to vote and, in addition, gave Trinity Group-I, Inc. the right to elect (i) three directors if the number of directors is five or less, (ii) four directors if the number of directors if six or seven, and (iii) a majority of the directors if the number of directors is more than seven.

         On April 20, 2000, The Trinity Group-I, Inc. organized Cue365.com, Inc. as a Delaware company. On May 25, 2000, Trinity Group-I, Inc. changed Cue365.com, Inc.'s name to Starnet365.com, Inc. and effected a spin-off of Starnet365.com, Inc. as a result of which we acquired, for no consideration, a controlling interest in Starnet365.com, Inc.'s issued and outstanding common stock. On October 13, 2000, Starnet365.com, Inc. commenced a private placement offering under an exemption provided by Regulation D of the Securities and Exchange Commission to which it sold 338,500 shares of its common stock. We currently own 53% of Starnet365.com, Inc.'s common stock and all of its preferred stock, which gives us the right to elect a majority of its board of directors. Lewis S. Schiller and his designees own 23% of Starnet365.com, Inc.'s common stock, Grazyna B. Wnuk owns 6% of Starnet365.com, Inc.'s common stock, former employees own 17% of Starnet365.com, Inc.'s common stock and the private placement shareholders own the remaining 1% of Starnet365.com, Inc.'s common stock. Starnet365.com, Inc. is an Internet marketing company.

         On June 6, 2000 Fingermatrix, Inc. incorporated The Finx Group, Inc. as a Delaware company. On June 23, 2000, the Fingermatrix, Inc. board of directors approved the merger of Fingermatrix, Inc. into The Finx Group, Inc. On July 14, 2000, the merger became effective upon the written consent of The Trinity Group-I, Inc., Fingermatrix, Inc.'s controlling shareholder. Our board of directors established June 30, 2000 as the date of record for consummating the terms of the merger of Fingermatrix, Inc. into The Finx Group, Inc. We reported the merger in an Information Statement under Section 14 of the Securities and Exchange Act of 1934 and on or about July 14, 2000, we sent the Information Statement to the shareholders of record as of June 30, 2000. On June 30, 2000, Fingermatrix, Inc. had outstanding 20,000,000 shares of common stock, 114,403 shares of Series A 2% voting convertible preferred stock (convertible into 84,978,548 shares of common stock) and 1,000 shares of Series B 4% preferred stock. On June 30, 2000, The Finx Group, Inc. had authorized capital stock consisting of 50,000,000 shares of common stock, par value $.01 per share, of which no shares were issued or outstanding and 1,000,000 shares of preferred stock of which 1,000 preferred shares were designated as Series A 4% preferred stock, par value $.01 per share. Each outstanding ten shares of Fingermatrix, Inc. common stock was automatically converted into the right to receive one share of The Finx Group Inc.'s fully paid and non-assessable common stock. Each outstanding share of Fingermatrix, Inc. Series A 2% voting convertible preferred stock was automatically converted into 742.8 shares of Fingermatrix, Inc. common stock and then each outstanding ten shares of such Fingermatrix, Inc. common stock was automatically converted into the right to receive one share of The Finx Group Inc.'s fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series B 4% preferred stock automatically converted into the right to receive one share of The Finx Group Inc.'s fully paid and non-assessable Series A 4% preferred stock. All of The Finx Group, Inc.'s Series A preferred shares are held by The Trinity Group-I, Inc. and entitle The Trinity Group-I, Inc. to annual dividends of 4% per share, the right to vote upon all matters as The Finx Group, Inc. common stockholders and the right to elect a majority of the board of directors of The Finx Group, Inc. The by-laws of Fingermatrix, Inc. continued in force as the by-laws of The Finx Group, Inc. and the directors and officers of The Finx Group, Inc. remained the same as those of Fingermatrix, Inc.

         On July 27, 2000, we issued 1,000,030 shares of our common stock, to acquire a controlling interest in Shopclue.com, Inc.; a Delaware Company organized in July 1999. We acquired our equity interest in Shopclue.com, Inc. from family members of Lewis S. Schiller. On the date of the acquisition, Shopclue.com, Inc. had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com, Inc. were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com, Inc. that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, we charged approximately $4.8 million to expense in 2000 for in-process research and development. We own 34.24% of Shopclue.com, Inc.'s common stock and all of its issued and outstanding preferred stock which gives us the right to elect a majority of the Shopclue.com, Inc. board of directors. Shopclue.com, Inc. is included as a part of our consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and our ownership of a series of Shopclue.com, Inc.'s preferred stock that gives us the right to elect a majority of the Shopclue.com, Inc. board of directors. Shopclue.com, Inc. was an application service provider that developed programs that would enable small- and medium-sized businesses to establish an online presence. During the fourth quarter of 2001, Shopclue.com, Inc. ceased operations and is presented in the consolidated financial statements as a discontinued segment.

         On July 27, 2000, we acquired from Trinity Group-I, Inc., a 23.42% equity interest in Biz Chase, Inc., a Delaware company organized in July 2000. Bizchase, Inc. is included as a part of our consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and our ownership of a series of Bizchase, Inc.'s preferred stock that gives us the right to elect a majority of the Biz Chase, Inc. board of directors. Biz Chase, Inc.'s concept was developed by Blake Schiller, the founder of Shopclue.com, Inc., and provided Shopclue.com, Inc. with its software under a licensing agreement. Effective September 30, 2000, Biz Chase, Inc. received common stock shares of Shopclue.com, Inc. representing 19% of Shopclue.com, Inc.'s outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com, Inc. owed to related parties. Bizchase, Inc. had developed a wholesale web based development solution that was intended to provide an online solution for small businesses. During the fourth quarter of 2001, Bizchase, Inc. ceased operations and is presented in the financial statements as a discontinued segment.

         On May 7, 2001, The Trinity Group-I, Inc. converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001 and converted an additional $2 million of related party debt into shares of a newly created Series B preferred stock. The cumulative Series B Preferred Stock entitles Trinity Group-I, Inc. to annual dividends at the rate of $8 per share and is convertible into shares of common stock as calculated by dividing $2 million by the lowest price that our shares of common stock have traded during the period that the Series B Preferred Stock has been outstanding. As of April 10, 2002, the Series B preferred stock could be converted into approximately 67.0 million shares of common stock. Such conversion would require an increase in our common shares authorization. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an if converted basis.

         On August 31, 2001, we entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. As of December 31, 2001, the acquisition has not been consummated; however, from the date of the letter of intent through December 31, 2001, we made certain payments related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. in the amount of $76,000.

         On September 19, 2001, we consummated the acquisition of Granite Technologies, Inc., a Delaware company, through our newly created and wholly owned subsidiary, Granite Technology Acquisition Corp., a Delaware company. On September 19, 2001 we purchased 95.87% of Granite Technologies Inc.'s common stock upon the issuance of 3,000,000 shares of our common stock. Grazyna B. Wnuk received 124,031 shares of our common stock for her ownership interest in Granite Technologies, Inc.; and immediate family members of Lewis S. Schiller, received 397,934 of our common shares for their ownership interest in Granite Technologies, Inc. In anticipation of our acquisition of Granite Technologies, Inc., we entered into a Settlement and Release Agreement with Rock Partners Ltd., SSMI Corp. and Bruno Kordich, on September 15, 2001. Pursuant to the Settlement and Release Agreement (i) we received 250,000 shares, or 4.13%, of Granite Technologies Inc.'s common stock then owned by Rock Partners Ltd. and SSMI Corp.; (ii) we received a General Release and a Dismissal with Prejudice on any past disputes by and among Granite Technologies, Inc. and Rock Partners Ltd., SSMI Corp. and Bruno Kordich; (iii) all past agreements between Granite Technologies, Inc. and Rock Partners Ltd., SSMI Corp. and Bruno Kordich became void and cancelled; (iv) Rock Partners Ltd., SSMI Corp. and Bruno Kordich received 542,636 shares of our common stock in consideration for items (i), (ii) and (iii); (v) we acknowledged outstanding notes and liabilities in the aggregate of $77,000 for which payments will begin in January of 2002 at $10,000 per month; and (vi) we issued 160,000 shares of our common stock in consideration for all remaining claims aggregating $80,000.

         On November 11, 2001, we entered into an agreement to acquire 5,000,000 shares of Trans Global Services, Inc.'s common stock in exchange for 2,500,000 shares of our common stock. We also had committed to obtain funding of $1 million for Trans Global Services, Inc. for which we would have received preferred stock that would convert into a maximum of 3,000,000 shares of Trans Global Services Inc.'s common stock. As of December 31, 2001, we had provided Trans Global Services, Inc. with $250,000 of funding. Subsequent to December 31, 2001, we had not obtained additional funding and determined that it was not in our best interest to expend additional time and resources pursuing the funding of Trans Global Services, Inc. On March 7, 2002, we entered into a mutual termination agreement with Trans Global Services, Inc. whereby all 2,500,000 shares of our common stock was returned by Trans Global Services, Inc. to us and 4,000,000 of the 5,000,000 shares of Trans Global Services, Inc.'s common stock was returned to them by us. In consideration of the $250,000 funding that we provided to Trans Global Services, Inc., the remaining 1,000,000 shares of Trans Global Services, Inc. common stock were retained by our designees. We used the remaining 1,000,000 shares of Trans Global Services, Inc. common stock to repay $250,000 of related party debt owed by us to The Trinity Group-I, Inc. by designating the ownership of such shares to Lewis S. Schiller, members of Mr. Schiller's immediate family, and Grazyna B. Wnuk.

         On November 30, 2001, we executed an agreement with Orion Telecom Operating Corporation, pursuant to which The Trinity Group-I, Inc. provided Orion Telecom with 1,875,000 of its shares of our common stock as a collateral escrow deposit to enable Orion Telecom Operating Corporation to obtain a $250,000 working capital loan. As consideration for providing the collateral for its loan, Orion Telecom Operating Corporation agrees to pay us and The Trinity Group-I, Inc. a sum equal to $0.00125 per each minute of certain telecommunication services intended to be provided by Orion Telecom Operating Corporation. We and The Trinity Group-I, Inc. will receive 50% each of any monies generated and earned pursuant to this agreement with Orion Telecom Operating Corporation. Upon repayment of the loan, 875,000 shares will be returned to The Trinity Group-I, Inc. and the remaining 1,000,000 shares will be turned over to Orion Telecom in exchange for 1% of Orion Holdings, Inc.'s common stock. The Trinity Group-I, Inc. will also receive 1% of Orion Holdings, Inc.'s common stock.

Our Business

         Our business is conducted by Mr. Lewis S. Schiller, who is employed as our Chief Executive Officer and President, and Grazyna B. Wnuk, who is employed as our Vice-President. Both Lewis S. Schiller and Grazyna B. Wnuk are members of the our Board of Directors on which Lewis S. Schiller serves as our Chairman and Grazyna B. Wnuk serves as our Secretary.

         Lewis S. Schiller and Grazyna B. Wnuk, along with strategically assigned consultants, provide our subsidiaries with management, financial, legal and administrative services. Commencing July 1, 2000, we began charging our subsidiaries, a monthly consulting fee for the services provided to them. Such inter segment consulting fees for the years ended December 31, 2001 and 2000 aggregated $900,000 and $450,000, respectively.

         We hold controlling investments in our subsidiaries that operate, or intend to operate, in distinct business segments. As of December 31, 2000 we had seven separate identifiable business segments. On September 19, 2001 we acquired Granite Technologies, Inc. which is identified as the Software Development segment. During the fourth quarter of 2001 we determined that it was more appropriate to report the Fingerprint Identification Technologies and Secured Entrance Systems (Ingress/Egress) segments as one segment which is identified as the Security Systems segment for 2001. During the fourth quarter of 2001, Shopclue.com, Inc. and Bizchase, Inc., formerly the Application Service Provider and Web Based Development Solutions segments, respectively, ceased operations and are presented in the accompanying financial statements as discontinued operations. As a result of the above, we report five separate segments as of December 31, 2001 as follows:

      -Electro-Mechanical and Electro-Optical Products
      -Specialized Vending Machines and Avionics Equipment
      -Security Systems
      -Internet  Marketing
      -Software Development

Electro-Mechanical and Electro-Optical Products

         Electro-Mechanical and Electro-Optical Products reflects the activities of Sequential Electronic Systems, Inc. During 2001 and 2000 the revenues of Sequential Electronic Systems, Inc. were $1.287 million and $2.406 million, respectively. Sequential Electronic Systems, Inc. is engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Optical encoders are utilized by manufacturers whose manufacturing processes require highly accurate positioning of manufactured components. Encoders are also used as position sensors on computer controlled machinery and equipment, in packaging machinery for industries such as food packaging and paper products manufacturing and as measurement devices on certain medical equipment. The encoders manufactured by Sequential Electronic Systems, Inc. are also sold to the U.S. Government for a variety of military uses including position transducers for the Multi-Launch Rocket System and the Patriot Missile Defense System. Sequential Electronic Systems, Inc.'s encoders are also utilized in the NEXRAD weather system as position transducers on the system's radar antennas. Sequential Electronic Systems, Inc.'s high-resolution encoders provide azimuth and elevation data on the National Aeronautics and Space Administration's telemetry tracking antennas that are located around the world and used to track missiles, rockets and satellites.

         Sequential Electronic Systems, Inc.'s optical encoders and encoded motors are sold to the U.S. Government for military applications as well as to other industrial customers for a variety of control applications. The encoded motors that are manufactured by Sequential Electronic Systems, Inc. are used as a capstan drive in weather map recorders and state of the art instrumentation tape recorders for the purpose of providing precise speed control in order to reduce distortion in recording. These recorders have many applications including use in anti-submarine warfare detection systems and in seismic measurement recording systems purchased by the U.S. Government. Sequential Electronic Systems, Inc. is a sole source for an instrumentation-encoded motor used by the U.S. Navy. Commercial applications of encoders fall into the category of designing units with unique form factors or operating characteristics. In addition, Sequential Electronic Systems, Inc. markets a standard line of encoders for commercial applications.

         Because both the government and commercial applications of the technology in Sequential Electronic Systems, Inc.'s products are highly specialized, there are a limited number of competitors for Sequential Electronic Systems, Inc.'s high-resolution encoders, which utilize a highly specialized technology. However, many of the competitors of Sequential Electronic Systems, Inc. have greater financial, technical, manufacturing, marketing and other resources. Sequential Electronic Systems, Inc. faces competition from numerous companies engaged in the manufacture and sale of encoders, including BEI Sensors and Systems Co., Computer Optical Products, Inc., Danpher Controls, Dynamics Research Corp. and Encoder Products Co.

Specialized Vending Machines and Avionics Equipment

         Specialized Vending Machines and Avionics Equipment reflects the activities of S-Tech, Inc. During 2001 and 2000 the revenues of S-Tech, Inc. were $190,000 and $410,000, respectively. S-Tech, Inc. designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech, Inc. are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech, Inc. has supplied such vending machines to a variety of customers, including Con Edison, Netsmart Technologies, Inc. (as a sub-contractor for San Diego Gas & Electric Co.), Objectsoft Corp. (as a subcontractor for New York City), NYNEX, Kuwait Telecard, Pace Communications Corp., Cable and Wireless, and Kinko's.

         The avionics equipment designed and manufactured by S-Tech, Inc. is marketed principally to the U.S. Government. These products consist of synchro repeater cockpit instruments and oil pressure transmitters. In addition, S-Tech, Inc. bids from time to time for the supply of products in connection with U.S. Department of Defense contracts, which products are manufactured to the technical specifications provided by the Department of Defense. The majority of the avionics products manufactured by S-Tech, Inc. require S-Tech, Inc. to have a qualified products list designation, which is a designation granted to government suppliers who comply with the U.S. Government's system requirements. These products must obtain a qualified products list designation before such products are eligible for sale to the U.S. Government. S-Tech, Inc. is currently attempting to expand the number of its products, which are qualified products list designated.

         Many of S-Tech, Inc.'s competitors have far greater financial, technical, manufacturing, marketing and other resources. While the majority of avionics products sold by S-Tech, Inc. require vendors to qualify and obtain a qualified products list designation before they are eligible to bid and sell such products, S-Tech, Inc. faces competition from several companies engaged in this business, among which are Allied Signal Corp., Amatek Corp. and Aircraft Instrumentation Corp. The vending products manufactured and sold by S-Tech, Inc. face competition from numerous competitors inasmuch as the vending machine industry is highly competitive. Among such competitors are Opal Manufacturing Ltd., Advanced Games & Engineering, Inc., Vendtek Industries, Inc., and Technik Manufacturing, Inc. S-Tech, Inc. seeks to diminish the impact of such competition by supplying products that are custom designed to suit the needs of its customers.

Security Systems

         Security Systems reflects the activities of Secured Portal Systems, Inc. and FMX, Corp. Neither Secured Portal Systems, Inc. nor FMX, Corp. have generated any revenues since their organization.

         Secured Portal Systems, Inc.

         Secured Portals Systems, Inc. is the exclusive distributor of all of the security products of GIL Security Systems, Inc. GIL Security Systems, Inc. is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets.

         Secured Portal Systems, Inc.'s original marketing strategy was solely focused on sales of the GIL-2001 security door to the U.S. State Department. Starting in February 2002, we have expanding our marketing effort to include all customers under the exclusive distribution agreement and we are in the process of building a sales team for such purpose. Secured Portal Systems, Inc. faces competition from companies which have far greater financial resources, personnel and experience. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate any revenues using our exclusive license.

         FMX Corp.

         FMX Corp. is engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control. Potential applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. In addition a miniaturized variation of the fingerprint scanner is being developed which can be integrated with security access systems for the Internet. FMX Corp. also believes that its fingerprint identification system that could be used in conjunction with the GIL-2001 security door.

         The products and systems being developed by FMX Corp. consist of both hardware and software components. Hardware components are comprised of a scanner, computer, printer and controls. Some of these components are or will be manufactured by FMX Corp. FMX Corp. intends to acquire some of the hardware components to be utilized in its systems from independent suppliers and manufacturers. FMX Corp. intends to assemble these components in its facility at such time, if any, as it develops commercially viable systems utilizing its fingerprint identification technology. The software to be utilized in these systems includes proprietary computer programs, which are designed to enhance recognition identification with a greater degree of accuracy than existing technologies.

         FMX Corp. intends to complete the development of certain systems, which have been partially engineered and tested. Among these systems are electronic fingerprint identification systems known as "CHECK/ONE," "CHECK/TEN" and the "Booking Station." The "CHECK/ONE" system is being developed as a single fingerprint access system intended for use in access control and other identification verification applications. This application is designed to allow for the enrollment of the fingerprints of individuals, assignment of a PIN or other identifying characteristic to enrollees and use of the combination of PIN and fingerprints to gain access to certain areas or privileges. This system is intended for commercial, industrial and governmental applications where secure control of access is required. The "CHECK/TEN' system is being developed as a live scanning "kiosk" system designed specifically for use by law enforcement agencies. This system is designed to quickly scan, record and generate ten-print cards for use with suspects and other subjects. This system is designed for quick and easy integration into existing computer network operations and utilizes industry-standard PC's, which are linked to a scanning module. FMX Corp. intends to market the "CHECK/TEN" system to law enforcement agencies. The "Booking Station" is also being developed for law enforcement agencies. This system will be required to comply with applicable Federal Bureau of Investigation specifications and standards relating to accuracy, repeatability, grey scale analysis and speed of operation.

         To date, several prototypes of these systems have been produced. In the event we are able to provide FMX Corp. with sufficient additional funding, FMX Corp. intends to complete the development of these systems and "beta-test" these systems with the FBI and other law enforcement agencies. While FMX Corp. anticipates that it would complete the engineering, development and testing of these systems within a few months after it receives sufficient funding, the Company cannot provide any assurances as to whether FMX Corp. will be provided with a sufficient amount of funding or, if so, whether or when such developmental, engineering and testing activities would be completed, whether the test results would be successful, or whether or when any revenues or profits from sales of such products would be derived.

         To the extent that FMX Corp. develops commercially viable systems or products utilizing such proprietary fingerprint identification technology, it intends to market any such product or system initially for law enforcement and access control applications. FMX Corp. intends to engage sales representatives and distributors to assist with the marketing of any such product or system, to participate in trade shows and to seek to market such products or systems in partnership with major law enforcement system original equipment manufacturers. Inasmuch as FMX Corp. has not developed any such product or system, which may be marketed, the Company cannot provide any assurance as to the success of any such marketing efforts or the degree of acceptability that any such product or system may achieve in the marketplace.

         The fingerprint identification technology being developed by FMX Corp. is the subject of several United States patents issued to the Company, including a broad patent awarded in March 2001 covering significant advances in electronic finger printing. While the Company believes that patent and other intellectual property protection is important to the proposed activities of FMX Corp., no assurance is provided as to the scope or validity of any existing or future patents or other intellectual property rights of FMX Corp. If and when FMX Corp. develops commercially viable products or systems, it will face competition from many companies with other types of biometric or other fingerprint identification products or systems, most of whom have far greater financial, technical, manufacturing, marketing and other resources than FMX Corp.

Internet Marketing

         Internet Marketing reflects the activities of Starnet365.com, Inc. During 2001 and 2000, Starnet365.com, Inc.'s revenues were $182,000 and $382,000, respectively. Starnet365.com, Inc. is an internet multi-level marketing company. Starnet365.com, Inc.'s most significant revenue source in 2001 consisted of web hosting fees and in 2000 consisted of on-line tutorials. The web hosting fees are generated from replicated web sites, which Starnet365.com, Inc. maintains for it independent representatives. The on-line training programs consisted of a series of integrated on-line programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com, Inc.'s initial launch, which started in November 2000, has been stalled due to a lack of funding which has prevented Starnet365.com, Inc. from providing additional products and marketing support to its independent representatives.

         If we are able to obtain appropriate levels of funding Starnet365.com, Inc believes that it may be able to capitalize on a market based on the Qode search engine. On August 31, 2001, we entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Starnet365.com, Inc. has an inventory of Qode scanning units which may be used with the Qode search engine. However, we do not have access to the Qode scanners which are being held by Startnet365.com, Inc.'s order fulfillment company until such time as we make payment on approximately $60,000 owed to such vendor.

         Starnet365.com, Inc.'s primary competition is comes from E-commerce companies and other network marketing companies. Starnet365.com, Inc. believes that most network marketing companies have an Internet presence. However, the majority of such presence, exists in two forms: (1) advertising where ultimate marketing is still face-to-face, and (2) the sale of link sites whereby blank sites are sold and the purchaser must build the site and link other companies' products to the site. Starnet365.com, Inc. faces competition from companies which have far greater financial, technical and market resources and which have established a presence in the multi-level marketing and e-commerce sector. It is likely that Starnet365.com, Inc. will have to initiate a new launch when and if adequate funds are available to support such efforts and until such time it is not expected that Starnet365.com, Inc. will generate meaningful revenues.

Software Development

         Software Development reflects the activities of Granite Technologies, Inc. Granite Technologies, Inc was acquired on September 19, 2001 and revenues generated since September 19, 2001 were $19,000. Granite Technologies, Inc. develops and sells software programs for Smart Card applications. Granite Technologies, Inc. has also developed a software program that is used in e-commerce kiosks that are designed to operate like an ATM machine but for commercial applications other than just banking. Granite Technologies, Inc. has a contract with

Virginia Commonwealth University and has provided them with two software solutions which we call "The Card Office Solution" and "Recreational Sports Solution"

         The Card Office Solution serves the Virginia Commonwealth University community and Medical College of Virginia Hospitals with a standardized, comprehensive, and convenient solution for approximately 43,000 card accounts. This system functions as the University identification card and key to access a variety of university systems and services.

         The Virginia Commonwealth University card utilizes Granite Technologies Inc.'s application software to bring together all university identification information from areas such as human resources and the registrar into a single application. These individual records for students, faculty and staff are updated daily and a sixteen-digit International Standards Organization number is randomly assigned to all new records. The Virginia Commonwealth University card application exports these newly assigned and updated records for various university needs such as campus access systems, transaction processing and privilege verification.

         This expandable system is capable of being used to support other Virginia Commonwealth University department membership programs and carding needs. The Card Office Solution is also utilized to provide web form integration, color photograph class composites to faculty and other departments and will provide a cardholder with digital images of their Virginia Commonwealth University card photograph for use on the web. The Card Office Solution is a scalable platform that provides a high level of integration, robust reporting, and ease of use in one package.

         The Recreational Sports Solution serves Virginia Commonwealth University from three locations all offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Recreational Sports Solution's database is integrated with the Virginia Commonwealth University card database for single university identification. The solution will handle all check-in of members, locker assignment and equipment check-in and check-out. It will also keep track of member billing and payroll deduction. Further, it will handle member suspensions and automatic emailing of special events. This application is written using the new Microsoft .NET architecture.

         Granite Technologies, Inc. faces completion from numerous companies that have financial, technical, marketing and administrative resources that is far greater than ours and we give no assurances that it will be able to ever generate meaningful revenues.

Research and Development

         During 2001 and 2000 our identified research and development expenses were $2.596 million and $4.853 million, respectively, all of which was charged to operations in the period in which it was incurred. During 2001 $2.371 million of such research and development expense was purchased, in-process research and development costs resulting from the Granite Technologies, Inc. acquisition. During 2000, $4.768 million of such research and development expense was purchased, in-process research and development costs resulting from the Shopclue.com, Inc. acquisition.

Employees

         The Finx Group, Inc. holding company currently employs two individuals who are its executive officers. Sequential Electronic Systems, Inc. currently employs approximately 25 individuals. S-Tech Corp. currently employs 5 individuals. Our remaining subsidiaries have utilized the services of consultants and have no employees. None of our employees are represented by a union and we believe our employee relations to be good.

RISK FACTORS

We Have a History of Losses and Cash Flow Deficit

         Operating losses have increased during each of the two years ended December 2001 and as of December 31, 2001 we have a capital deficiency of $7 million. We expect to incur additional losses during the time period in which we are developing products and markets for our subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

The Market for Our Common Stock is Limited

         Currently, our Common Stock trades on the National Association of Securities Dealers Automated Quotation System Over-the-Counter Bulletin Board (the "NASDAQ Bulletin Board"). By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities, which are owned by them. Currently, we do not meet the financial and other requirements for a NASDAQ SmallCap, listing. Apart from specific financial criteria that we would have to comply with in order to obtain such listing, there are other corporate governance criteria that must be satisfied in order to obtain any such listing. Among such corporate governance requirements is the requirement that there be no disparity in the voting rights of the holders of the Common Stock. At the present time, The Trinity Group-I, Inc. owns all of the outstanding shares of our Series A preferred stock preferred stock. The holder of our Series A Preferred Stock has the right to elect a majority of the Board of Directors. The NASDAQ may consider the issuance of the Series A Preferred Stock as a violation of their voting rights rules and policy. The failure to comply with NASDAQ's voting rights rules or policy or any of its other applicable regulations relating to transactions engaged in by us may result in sanctions. Any such actions by NASDAQ could further limit the market for our Common Stock.

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

Our Company is Subject to Control by a Principal Stockholder

         Trinity Group-I, Inc. has advanced significant funds to us and our subsidiaries and owns a controlling interest in our equity. The Trinity Group-I, Inc. is solely owned by Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer. All of the shares of The Trinity Group-I, Inc. owned by Lewis
S. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own interests in our outstanding common stock. In addition, The Trinity Group-I, Inc. owns all of our outstanding Series B Preferred Stock, which as of April 10, 2002, is convertible into approximately 67.0 million shares of our common stock. The Trinity Group-I, Inc. also owns all of our Series A preferred stock which gives it the right to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in The Trinity Group-I, Inc. to a third party. In the event of such a sale by Mr. Lewis S. Schiller, such third party may be able to control our affairs in the same manner that Lewis S. Schiller is able to do so by virtue of his ownership of The Trinity Group-I, Inc. Any such sale may adversely affect the market price of our common stock and could adversely affect our business, financial condition or results of operations.

A Significant Portion of the Net Proceeds of Any Potential Financing May Be Used for the Payment of Related Party and Other Indebtedness and for Salaries of Executives and Key Personnel

         The Trinity Group-I, Inc., Lewis S. Schiller, Grazyna B. Wnuk, E. Gerry Kaye (a former director), Carol Schiller and Universal International, Inc. (a company controlled by Grazyna B. Wnuk) have advanced significant funds to us and our subsidiaries. Also, Lewis S. Schiller and Grazyna B. Wnuk are owed accrued salaries as of December 31, 2001 of $1.25 million. A portion of the proceeds of any potential financing may be used to repay some or all of the amounts owed to these related parties. In addition, it is possible that a substantial portion of the proceeds from any potential financing would be allocated for general corporate purposes, including working capital, would be used to pay the salaries of certain of our officers and other key personnel and consultants.

We Require Additional Financing for Our Business Activities

         We currently have limited operating capital and our inability to obtain a significant financing may adversely affect our business and no assurances are made that any such financing will occur, or that if any financing is completed, that additional financing will not be required.

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

We Have Granted Significant Benefits Under Certain Existing and Proposed Employment Agreements

         Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer has an employment agreement with us and Grazyna B. Wnuk, our Vice President, Secretary and a Director have substantially agreed to the terms of a proposed employment agreement. These executed and proposed employment agreements provide significant benefits to each of them. The terms of these agreements were determined by our management, who are also parties to these agreements.

The Proposed Activities of FMX Corp. Will Be Dependent Upon Patent Protection

         We believe that patent protection of the fingerprint identification technology being developed by FMX Corp. will be essential to its planned future business operations. The success of FMX Corp.'s future operations will also depend, in part, upon our ability to maintain its trade secrets, not infringing upon the intellectual property or proprietary rights of others and preventing others from infringing upon FMX Corp.'s intellectual property and proprietary rights. We will only be able to protect FMX Corp.'s intellectual property and proprietary rights from unauthorized use by others to the extent that FMX Corp.'s intellectual property and proprietary rights are valid and enforceable under patents that FMX Corp. has or may obtain in the future or are otherwise effectively maintained as trade secrets.

         Presently, such technology is the subject of six United States patents including a broad patent awarded in March 2001 covering significant advances in electronic finger printing. We have not filed for and do not have patent protection for such technology in any foreign country. We cannot be assured that others have not already obtained, or will not in the future obtain, patent protection for fingerprint identification technologies which are the same as or substantially similar to the fingerprint identification technology of FMX Corp.. We also cannot be assured that the pending United States and foreign patent applications, or any future United States or foreign patent applications which we may file in connection with such technology, will result in issued patents or that if any such patents issue, that the scope or validity of such patents, or the existing United States patents referred to above, will not be challenged in the future (or that the scope of any such patents will prevent third parties from developing competing products).

         In addition, we cannot be assured that litigation which may be commenced by others to challenge our existing or any future patents relating to our fingerprint identification technology can be successfully defended by us. The expenses involved in litigation regarding patent protection, and the length of time that may be spent in attempting to resolve the claims in any such litigation, can be significant and we cannot estimate any such future defense, enforcement or licensing costs regarding patent infringement claims. Any such costs could materially adversely affect FMX Corp.'s planned operations. FMX Corp. will, therefore, be subject to the risks of adverse claims in litigation alleging infringement of the intellectual property rights of others by any patents relating to its fingerprint identification technology. In addition, the costs of prosecuting and maintaining FMX Corp.'s current patents and patent applications, as well as the costs of seeking to enforce any of such patents against third party infringers, are substantial. If FMX Corp. is unsuccessful in obtaining patent protection or if claims of infringement are made against it which it is unable to successfully defend or obtain licenses for, or if FMX Corp. is not able to prevent third parties from infringing its patent or other intellectual property rights, our proposed business will be materially adversely affected. FMX Corp. will also rely on maintaining the confidentiality of certain trade secrets and other proprietary know-how relating to its fingerprint identification technology. FMX Corp. will try to protect this information by entering into confidentiality agreements with others who may be required to have access to such information. Any person or entity that is a party to any such confidentiality agreement could breach such agreement and improperly disclose such information to FMX Corp.'s competitors or our competitors could learn of such information independently. If any material trade secret, know-how or other proprietary information relating to FMX

Corp.'s fingerprint identification technology were to be improperly disclosed or otherwise obtained by a competitor, FMX Corp.'s planned business operations could be materially adversely affected.

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

We Cannot Predict Market Acceptance for Our Proposed Products

         Any products that we may develop in the future utilizing the security, fingerprint identification and website marketing ideas, techniques or technologies which are the subject of the proposed activities of Secured Portals Inc., FMX Corp. or Starnet365.com, Inc. may not gain market acceptance. The degree of acceptance of any such products that we may develop in the future will depend upon numerous factors, including demonstration of the advantages, uniqueness and reliability of such products, their cost effectiveness, the potential barriers to market entry by alternative products, marketing and distribution support and the financial ability and credibility of such entities.

The Business in Which We Intend to Engage in is Subject to Intense Competition

         We will face intense competition from numerous companies which are developing, producing and marketing products for securing access to buildings and facilities, products incorporating fingerprint identification technologies for law enforcement and other secure access purposes and products for website marketing which will directly compete with the proposed products of Secured Portal Systems, Inc., FMX Corp., Starnet365.com, Inc. and Granite Technologies, Inc. We currently face competition from other companies engaged in the manufacture and sale of products similar to those manufactured and sold by Sequential Electronic Systems, Inc. and S- Tech.

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

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

         As of April 10, 2002, 18,996,647 shares of our outstanding Common Stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of issuance. We have granted "piggy-back" registration rights with respect to 3,000,000 shares of Common Stock issued acquire Granite Technologies, Inc. Upon registration, all shares, which are registered will become fully tradable without restriction.

We Do Not Intend to Pay Any Dividends on the Common Stock in the Foreseeable Future

         We currently intend to retain all future earnings, if any, to finance our current and proposed business operations and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. The holder of our Preferred Stock have rights senior to the holders of Common Stock with respect to any dividends. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

Our Subsidiaries Have Outstanding Significant Delinquent Payroll Taxes Due

         Sequential Electronic Systems, Inc., S-Tech, Inc., Granite Technologies, Inc., Shopclue.com, Inc. and Bizchase, Inc. have aggregate delinquent payroll taxes of $1.244 million. Such delinquencies could have an adverse impact on our ability to obtain additional financing.

The Liability of Our Officers and Directors to Us and Our Shareholders is
Limited

         The applicable provisions of the Delaware Business Corporation Law and our Certificate of Incorporation limit the liability of our officers and directors to us or our shareholders for monetary damages for breaches of their fiduciary duties to us, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware Business Corporation Law and of our Certificate of Incorporation and By-Laws provide for indemnification of such persons under certain circumstances. As a result of these provisions, shareholders may be unable to recover damages against our officers and directors for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties and may otherwise discourage or deter our shareholders from suing our officers or directors even though such actions, if successful, might otherwise benefit us and our shareholders.

Dependence on Key Suppliers

         Should any of our key suppliers experience difficulty in providing product in a timely manner, this could adversely affect the Company's revenues and reputation in the market. Additionally, the failure on the part of these suppliers to develop and manufacture or supply new or enhanced products or software that meet or anticipate technological changes on a timely and cost-competitive basis could have a materially adverse effect on our financial condition and results of operations.

Reliance on Management

         While investors have voting rights, they will not be able to take a direct role in the management of our operations. Our success is contingent on the judgment and expertise of our directors and officers and on our being able to attract and retain a senior management team, some of who are approaching retirement age.

Dependence on Key Personnel

         Our success will also depend to a significant extent upon the skills of certain key personnel. Our failure to attract replacement or additional qualified employees or to retain the services of key personnel could adversely affect our business.

Computer Viruses

         The growth of the Internet has also seen the unwelcome growth of computer viruses. While many of these viruses inflict nuisance value when attacking there are a growing number of malicious viruses that can bring down whole computer systems. There is no guarantee that we will not fall victim to viruses or that our business will not be severely affected or prevent the services from operating completely.

Starne365.com, Inc. Will Be Subject to Regulatory Scrutiny of Network Marketing Systems

         Our proposed network marketing model is subject to a variety of governmental laws and regulations generally directed at ensuring that product sales are made to consumers of the products and that compensation and advancement within a marketing organization is based on sales of products rather than investment in the organization. These laws and Federal Trade Commission regulations include the Federal securities laws, matters administered by the Federal Trade Commission and various state anti-pyramid and business opportunity laws. Although we believe that our proposed business has been designed to be in compliance with all such laws and regulations, our proposed business will be subject to the risk that, in one or more of our future markets, our marketing system or the conduct of certain independent representatives could be found not to be in compliance with applicable laws or regulations. Failure by our business or independent representatives to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. The cost of compliance, in any event, is likely to be significant and could impact adversely on our profits, if any. As of the date of this Memorandum we have not received an opinion of counsel affirming the legality of our network marketing model and no assurance is given that we will receive such opinion in the future.

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

Item 2. Description of Properties.

         Sequential Electronic Systems, Inc. manufactures its products in a 15,000 square foot facility located in Elmsford, New York which is leased from an independent third party pursuant to a month to month lease. Our principal executive offices are also located at these premises. S-Tech, Inc. manufactures its products in a 3,000 square foot facility located in West Babylon, New York which is leased from an independent third party pursuant to a month to month lease. We believe that the manufacturing facilities of Sequential Electronic Systems, Inc. and S-Tech, Inc. are adequate for their activities in the foreseeable future. Both Sequential Electronic Systems, Inc. and S-

Tech, Inc. utilize subcontractors in connection with certain of the design and production activities associated with the manufacture of their products.

         FMX Corp. currently occupies approximately 2,000 square feet of Sequential Electronic Systems, Inc.'s Elmsford, New York facility. It utilizes this facility for purposes of its current research and development activities. At such time, if any, as FMX Corp. develops any commercially viable products or systems, FMX Corp. intends to subcontract the manufacture of its products. Nonetheless, FMX Corp. may be required to expand and/or relocate its facilities.

         Secured Portal Systems, Inc. conducts its activities at Sequential Electronic Systems, Inc.'s Elmsford, New York facilities in space provided by Lewis S. Schiller.

         The Finx Group, Inc., Starnet365.com, Inc. and Granite Technologies, Inc. conduct their business in Boca Raton, Florida in space provided by Lewis S. Schiller.

         All of our subsidiaries utilize independent consultants who perform work for us out of their own offices located throughout the United States.

Item 3. Legal Proceedings.

         We are not involved in any material legal proceedings that management believes would adversely affect our business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol "FXGP". The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our Common Stock as reported by the OTC Bulletin Board Trading and market services. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                  Bid Prices
                                                  ----------
       Current period from                  High               Low
                                            ----               ---
         January 1, 2002 to
          April 10, 2002                    $1.00             $0.03

       Quarter ended
         March 31, 2001                     $1.95             $0.53
         June 30, 2001                      $1.00             $0.18
         September 30, 2001                 $0.87             $0.26
         December 31, 2001                  $0.72             $0.38

       Quarter ended
         March 31, 2000                     $10.00            $3.10
         June 30, 2000                      $5.60             $1.88
         September 30, 2000                 $6.25             $2.25
         December 31, 2000                  $2.63             $0.63

         The closing price of common stock on April 10, 2002 was $0.065.

         We have authorized 50,000,000 of our $0.01 par value common stock. As of April 10, 2002, there were approximately 4,000 holders of record of our common stock. The Company has not paid dividends on common stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the expansion of its operations and for general corporate purposes, including future acquisitions.

         On July 14, 2000, The Trinity Group-I, Inc. received 1,000 shares of our Series A preferred stock. The Series A preferred stockholders are entitled to annual dividends of 4% per share, currently $40 per annum. The Series A preferred stock has the right to vote upon all matters as the common stockholders and gives The Trinity Group-I, Inc. the right to elect a majority of the Board of Directors of the Registrant. On May 7, 2001, The Trinity Group-I, Inc. converted $2 million of related party debt into 20,000 shares of Series B preferred stock. The Series B cumulative Preferred Stock entitles The Trinity Group-I, Inc. to annual dividends at the rate of $8 per share and is convertible into shares of common stock as calculated by dividing $2 million by the lowest price that the Company's common stock has traded during the period that the Series B Preferred Stock has been outstanding. As of April 9, 2002, the Series B Preferred Stock could be converted into approximately 67.0 million shares of common stock. Such conversion would require an increase in the authorized capital related to the common shares of the Company. In addition, the Series B Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis S. Schiller, The Trinity Group-I, Inc.'s owner, abstaining. Both the Series A and Series B Preferred stocks vote alongside of common stockholders on an if converted basis. Accrued dividends on the issued and outstanding shares of the Series A and Series B Preferred Stock as of December 31, 2001 were $178,000.

         As of April 10, 2002, 10,877,957 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

         THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; THE MARKET FOR OUR COMMON STOCK IS LIMITED; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; OUR COMPANY IS SUBJECT TO CONTROL BY A PRINCIPAL STOCKHOLDER; A SIGNIFICANT PORTION OF THE NET PROCEEDS OF ANY POTENTIAL FINANCING MAY BE USED FOR THE PAYMENT OF RELATED PARTY AND OTHER INDEBTEDNESS AND FOR SALARIES OF EXECUTIVES AND KEY PERSONNEL; WE REQUIRE ADDITIONAL FINANCING FOR OUR BUSINESS ACTIVITIES; WE MAY USE A SIGNIFICANT PORTION OF THE PROCEEDS FROM ANY FINANCING OFFERING TO FUND NEW BUSINESSES; WE HAVE GRANTED SIGNIFICANT BENEFITS UNDER CERTAIN EXISTING AND PROPOSED EMPLOYMENT AGREEMENTS THE PROPOSED ACTIVITIES OF FMX CORP. WILL BE DEPENDENT UPON PATENT PROTECTION; RAPID TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; THE BUSINESS IN WHICH WE INTEND TO ENGAGE IN IS SUBJECT TO INTENSE COMPETITION; E-COMMERCE PRODUCTS AND SERVICES MAY BECOME SUBJECT TO GOVERNMENT REGULATION; THE BOARD OF DIRECTORS MAY ISSUE ADDITIONAL PREFERRED STOCK IN THE FUTURE; A SUBSTANTIAL NUMBER OF OUR SHARES OF COMMON STOCK WILL BE AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE; OUR SUBSIDIARIES HAVE OUTSTANDING SIGNIFICANT DELINQUENT PAYROLL TAXES DUE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO US AND OUR SHAREHOLDERS IS LIMITED; DEPENDENCE ON KEY SUPPLIERS; RELIANCE ON MANAGEMENT; DEPENDENCE ON KEY PERSONNEL; COMPUTER VIRUSES; STARNE365.COM, INC. WILL BE SUBJECT TO REGULATORY SCRUTINY OF NETWORK MARKETING SYSTEMS; WE COULD BE SUBJECT TO POTENTIAL UNINSURED LIABILITY, THE RISKS RELATING TO LEGAL PROCEEDINGS, AS WELL AS OTHER RISKS REFERENCED FORM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Results of Operations

         As more fully disclosed in the footnotes to the financial statements, we have five identifiable business segments. The following table sets forth the results of operations of these segments for 2001 and 2001. The operations of each of the business segments is discussed separately as follows:

For the years ended December 31,                                                        2001                  2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
   Electro-Mechanical and Electro-Optical Products                                 1,287,000             2,406,000
   Specialized Vending Machines and Avionics Equipment                               190,000               401,000
   Software Development                                                               19,000                     -
   Internet marketing                                                                182,000               382,000
--------------------------------------------------------------------------------------------------------------------
                                                                                   1,678,000             3,189,000
   Corporate                                                                         720,000               450,000
   Inter segment charges                                                            (720,000)             (450,000)
--------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                1,678,000             3,189,000
====================================================================================================================


For the years ended December 31,                                                        2001                  2000
--------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold:
   Electro-Mechanical and Electro-Optical Products                                   939,000             1,673,000
   Specialized Vending Machines and Avionics Equipment                               251,000               320,000
   Internet marketing                                                                 45,000               105,000
--------------------------------------------------------------------------------------------------------------------
     Total cost of goods sold                                                      1,235,000             2,098,000
====================================================================================================================


For the years ended December 31,                                                        2001                  2000
--------------------------------------------------------------------------------------------------------------------
Reserve for Slow Moving Inventory:
   Electro-Mechanical and Electro-Optical Products                                  (391,000)                    -
   Specialized Vending Machines and Avionics Equipment                               (51,000)             (359,000)
--------------------------------------------------------------------------------------------------------------------
     Total Reserve for Slow Moving Inventory                                        (442,000)             (359,000)
====================================================================================================================


For the years ended December 31,                                                        2001                  2000
--------------------------------------------------------------------------------------------------------------------
Gross Profit:
   Electro-Mechanical and Electro-Optical Products                                   (42,000)              734,000
   Specialized Vending Machines and Avionics Equipment                              (113,000)             (278,000)
   Software Development                                                               19,000                     -
   Internet marketing                                                                137,000               277,000
--------------------------------------------------------------------------------------------------------------------
                                                                                       1,000               733,000
   Corporate                                                                         720,000               450,000
   Inter segment charges                                                            (720,000)             (450,000)
--------------------------------------------------------------------------------------------------------------------
     Total Gross Profit                                                                1,000               733,000
====================================================================================================================

For the years ended December 31,                                                        2001                  2000
--------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Electro-Mechanical and Electro-Optical Products                                   825,000               781,000
   Specialized Vending Machines and Avionics Equipment                                80,000               180,000
   Security Systems                                                                  682,000               497,000
   Software Development                                                            2,746,000                     -
   Internet marketing                                                                809,000             1,007,000
--------------------------------------------------------------------------------------------------------------------
                                                                                   5,142,000             2,465,000
   Corporate                                                                       6,196,000             1,282,000
   Intersegment charges                                                             (720,000)             (450,000)
--------------------------------------------------------------------------------------------------------------------
     Total Operating Expenses                                                     10,618,000             3,297,000
====================================================================================================================


For the years ended December 31,                                                        2001                  2000
--------------------------------------------------------------------------------------------------------------------
Operating Loss:
   Electro-Mechanical and Electro-Optical Products                                  (867,000)              (47,000)
   Specialized Vending Machines and Avionics Equipment                              (193,000)             (457,000)
   Security Systems                                                                 (682,000)             (497,000)
   Software Development                                                           (2,727,000)                    -
   Internet marketing                                                               (672,000)             (729,000)
--------------------------------------------------------------------------------------------------------------------
                                                                                  (5,141,000)           (1,730,000)
   Corporate                                                                      (5,476,000)             (835,000)
--------------------------------------------------------------------------------------------------------------------
     Total Operating Loss                                                        (10,617,000)           (2,565,000)
====================================================================================================================

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential Electronic Systems, Inc., which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers.

         2001 Compared to 2000

         Sequential Electronic Systems, Inc.'s revenues for 2001 decreased $1.119 million, or 47%, from $2.406 million for 2000 to $1.287 million for 2001. Sequential Electronic Systems, Inc.'s 2001 gross margin was a loss of $42,000. Sequential Electronic Systems, Inc.'s 2000 gross profit was $734,000, or 30.5%. For 2001, the gross profit includes a charge of $391,000 for reserves for slow moving inventory and no such charge was taken in 2000. In addition, during 2000, Sequential Electronic Systems, Inc.'s revenues and gross profit included amounts earned from a higher margin government contract and no such amounts were earned in 2001. Sequential Electronic Systems, Inc.'s operating expenses remained relatively level increasing $44,000, or 6% from $781,000 for 2000 to $825,000 for 2001. The 2001 and 2000 operating expense includes $180,000 and $90,000, respectively, of management fees charged by The Finx Group. Sequential Electronic Systems, Inc.'s operating loss increased by $820,000 from $47,000 for 2000 to $867,000 for 2001.

         2000 Compared to 1999

         Sequential Electronic Systems, Inc.'s revenues for 2000 increased $350,000, or 17%, from $2.056 million for 1999 to $2.406 million for 2000.
Sequential Electronic Systems, Inc.'s 2000 gross profit was $733,000, or 31%. Sequential Electronic Systems, Inc.'s 1999 gross profit was $546,000, or 27% of sales. Sequential Electronic Systems, Inc.'s gross profit improved by 4% because in 2000, Sequential Electronic Systems, Inc. generated a greater portion of its revenues from government contracts which had greater margins than the revenue sources in 1999. For 1999, Sequential Electronic Systems, Inc.'s operating loss includes a $971,000 charge for uninsured inventory losses, which were the result of a flood and no such charges for 2000. Sequential Electronic Systems, Inc.'s other operating expenses decreased $219,000, or 22% from $1 million for 1999 to $781,000 for 2000. The 2000 operating expense includes $90,000 of management fees charged by The Finx Group. Sequential Electronic Systems, Inc.'s operations improved by $1.4 million, or 96.7%, from an operating loss of $1.427 million for 1999 to $47,000 for 2000.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprises the activities of S-Tech, Inc., which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech, Inc. are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines.

         2001 Compared to 2000

         S-Tech, Inc.'s revenues for 2001 decreased $211,000, or 53%, from $401,000 for 2000 to $190,000 for 2001. S-Tech, Inc.'s gross profit was a negative $113,000, or 60% of sales for 2001 and a negative $278,000, or 69% of sales for 2000. S-Tech, Inc.'s cost of sales included reserves for slow moving inventory of $51,000, or 27% of sales, for 2001 and $359,000, or 89.5% of sales, for 2000. S-Tech, Inc.'s sales over the last three years have not been significant which has resulted in unfavorable labor and overhead production variances related to under utilized capacity. S-Tech, Inc.'s operating expense decreased $100,000, or 56% from $180,000 for 2000 to $80,000 for 2001. S-Tech,
Inc.'s operating expense included $3,000 of research and development costs for 2000. S-Tech, Inc.'s operating loss decreased by $264,000 from $457,000 for 2000 to $193,000 for 2001.

         2000 Compared to 1999

         S-Tech, Inc.'s revenues for 2000 decreased $166,000,or 29.3%, from $567,000 for 1999 to $401,000 for 2000. S-Tech, Inc.'s gross profit was a negative $278,000, or 69% of sales for 2000 and $101,000, or 18% of sales, for 1999. S-Tech, Inc.'s cost of sales included reserves for slow moving inventory of $359,000, or 90% of sales, for 2000 and $258,000, or 46% of sales, for 1999.
Excluding the effects of the reserves for slow moving inventory, S-Tech, Inc.'s gross profit decreased by 7.7% as a result of unfavorable labor and overhead production variances related to under utilized capacity. S-Tech, Inc.'s operating expense decreased $176,000, or 50% from $356,000 for 1999 to $180,000 for 2000. S-Tech, Inc.'s operating expense included $3,000 of research and development costs. S-Tech, Inc.'s operating loss increased by $1,000 from $456,000 for 1999 to $457,000 for 2000.

Security Systems

         The Security Systems segment comprises the activities of Secured Portal Systems, Inc. and FMX Corp. Secured Portal Systems, Inc. activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights. Many of the customers to whom Secured Portal Systems, Inc. will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. an abroad. FMX Corp. is developing products and systems utilizing a proprietary and patented electronic fingerprint identification technology The fingerprint identification technology being developed and utilized by FMX Corp. is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports and industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems.

         Secured Portal Systems, Inc.'s original marketing strategy was solely focused on sales of the GIL-2001 security door to the U.S. State Department. Starting in February 2002, we have expanding our marketing effort to include all customers under the exclusive distribution agreement and we are in the process of building a sales team for such purpose. Secured Portal Systems, Inc. faces competitions from companies which have far greater financial resources, personnel and experience. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate any revenues using our exclusive license. FMX Corp. has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and may generate revenues in coordination with sales, if any, of the Georal Security Systems.

         2001 Compared to 2000

         The Security Systems operating expense and therefore is net operating losses increased $185,000, or 37%, from $497,000 for 2000 to $682,000 for 2001.
During 2001 and 2000, the Security Systems segment's operating expense included $180,000 and $90,000 of management fees charged by The Finx Group for the years 2001 and 2000, respectively.

         2000 Compared to 1999

         The Security Systems operating expense and therefore is net operating losses increased $201,000, or 68%, from $296,000 for 1999 to $497,000 for 2000.
During 2000, the Security Systems segment's operating expense included $90,000 of management fees charged by The Finx Group.

Internet Marketing

         Starnet365.com, Inc. is an internet multi-level marketing company. Starnet365.com, Inc.'s most significant revenue source in 2001 consisted of web hosting fees and in 2000 consisted of on-line tutorials. The web hosting fees are generated from replicated web sites, which Starnet365.com, Inc. maintains for it independent representatives. The on-line training programs consisted of a series of integrated on-line programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com, Inc.'s initial launch, which started in November 2000, has been stalled due to a lack of funding which has prevented Starnet365.com, Inc. from providing additional products and marketing support to its independent representatives.

         If we are able to obtain appropriate levels of funding Starnet365.com, Inc.'s management believes that it may be able to capitalize on a market based on the Qode search engine. On August 31, 2001, we entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Starnet365.com, Inc. has an inventory of Qode scanning units which may be used with the Qode search engine. However, we do not have access to the Qode scanners which are being held by Startnet365.com, Inc.'s order fulfillment company until such time as we make payment on certain debts owed to such vendor.

         2001 Compared to 2000

         Starnet365.com, Inc.'s revenues decreased $200,000, or 52%, from $382,000 for 2000 to $182,000 for 2001. Starnet365.com, Inc.'s gross profits for 2001 were $137,000, or 75% of sales , and for 2000 were $277,000, or 72% of sales. A significant portion of Starnet365.com, Inc.'s revenues in 2001 was from web hosting fees and for 2000 were sales of tutorials, both of which have a low cost of sales component. Other revenues were from the sale of logo items. The operating expenses of Starnet365.com, Inc. decreased $198,000, or 20%, from $1.007 million for 2000 to $809,000 for 2001. Significant expenses were incurred leading to the November 2000 initial launch which were not incurred during 2001, including reduced consulting fees and reduced legal fees. During 2001 and 2000, Starnet365.com, Inc.'s operating expenses includes $180,000 and $90,000 of management fees charged by The Finx Group. Starnet365.com, Inc.'s operating loss decreased $57,000, or 8%, from $729,000 for 2000 to $672,000 for 2001.

         2000 Compared to 1999

         During 2000, Starnet365.com, Inc. generated revenues of $382,000 resulting in gross profits of $277,000, or 72%. A significant portion of Starnet365.com, Inc.'s revenues in 2000 were sales of tutorials which have a low cost of sales component. Other revenues were from the sale of logo items. Operating expenses of Starnet365.com for 2000 were $1.006 million which included $82,000 of research and development related to web design and development, $303,000 of selling expense, primarily commissions on product sales, $90,000 of management fees charged by The Finx Group and $523,000 of other general and administrative costs, which were primarily legal and consulting fees required to establish the marketing plan. Starnet365.com, Inc. incurred an operating loss of $729,000 for 2000.

Software Development

         Software Development reflects the activities of Granite
Technologies, Inc. Granite Technologies, Inc was acquired on September 19, 2001 and revenues generated since September 19, 2001 were $19,000 from a contract with Virginia Commonwealth University. Granite Technologies, Inc. develops and sells software programs for Smart Card applications. Granite Technologies, Inc. has also developed a software program that is used in e-commerce kiosks that are designed to operate like an ATM machine but for commercial applications other than just banking. Granite Technologies, Inc. has provided Virginia Commonwealth University with two software solutions which we call "the Card Office Solution" and "the Recreational Sports Solution".

         For the period from September 19, 2001 through December 31, 2001, Granite Technologies, Inc.'s expenses were $2.727 million, including $2.371 million of purchased in-process research and development expense. We issued 3,542,636 shares of common stock valued at $1.435 million to acquire Granite Technologies, Inc. and as of the date of the acquisition, Granite Technologies, Inc. had an excess of liabilities over assets of $936,000, resulting in a purchase price that was in excess of net assets by $2.371 million. This $2.371 million approximates the value assigned to research and development projects of Granite Technologies, Inc. that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, Granite Technologies, Inc.'s operations were charged $2.371 million for in-process research and development.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company.

         2001 Compared to 2000

         During 2001, The Finx Group recorded $720,000 of management fees charged to its subsidiaries compared to $450,000 in 2000. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's operating expense increased $4.914 million from $1.282 million in 2000 to $6.196 for 2001. The operating expenses for 2001 include non cash expense of $4.671 million from the issuance of stock options to employees and consultants. Salaries expense during 2001 for Lewis S. Schiller and Grazyna B. Wnuk was $500,000 and $150,000, respectively and during 2000 was $250,000 and $150,000, respectively. Neither Lewis S. Schiller nor Grazyna B. Wnuk have received payment of any of their salaries and as of December 31, 2001, they are owed $875,000 and $375,000, respectively.

         2000 Compared to 1999

         During 2000, The Finx Group recorded $450,000 of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group's 2000 operating expense amounted to $1.282 million. Significant operating expense items included $148,000 from the write-off of deferred offering costs related to an unconsummated private placement offering of The Finx Group's preferred stock, $400,000 in accrued and unpaid salaries owed to Lewis Schiller and Grazyna Wnuk, The Finx Group's officers, $124,000 of legal fees, $150,000 of accounting and auditing fees, $114,000 of consulting fees and $66,000 of public relations costs. As a result of the 1999 reverse acquisition, all of the activities of the predecessor company, prior to the April 28, 1999 were recapitalized into equity and are not reflected in the results of operations. As a result, the 1999 operating expense, and therefore the operating loss, of the holding company, of $967,000 reflect only the expense and costs incurred from April 28, 1999 through December 31, 1999. Significant operating expense for 1999 includes accrued and unpaid salaries of $200,000 owed to Lewis Schiller and Grazyna B. Wnuk, $188,000 of legal fees and $181,000 of consulting fees.

Significant Non-Operating Components of Net Loss

Interest Expense and Financing Fees

         On July 28, 1997, Sequential entered into a revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The FINOVA Line of Credit provides for a borrowing base equal to the lesser of 80% of eligible accounts receivable or $400,000, required payment of a 1% annual facility fee, a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy. In November 2001, the Company was notified that the FINOVA line-of-credit would not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a $522,500 cash collateral deposit provided by The Trinity Group-I, Inc. to satisfy all but $7,000 of the balance owed under the line-of-credit and such funds are now owed by the Company to The Trinity Group-I, Inc. During the first quarter of 2002 the $7,000 balance on the revolving line of credit was repaid by The Trinity Group-I, Inc. Interest expense and factoring fees on Sequential Electronic Systems, Inc.'s revolving line of credit line of credit for 2001 and 2000 were $157,000 and $163,000, respectively. Interest related to the delinquent and unpaid payroll taxes of our subsidiaries was $65,000 and $45,000, respectively, for 2001 and 2000.

Interest Expense and Factoring Fees, Related Parties

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, , advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2001 aggregated approximately $1.367million. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2001 $473,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $313,000 and $290,000 for 2001 and 2000, respectively.

Minority Interest in Loss of Consolidated Subsidiaries

         The minority interest represents the losses of its subsidiaries that have been apportioned to the minority interest holders. The amount of loss apportioned to the minority interest holders is limited to the amount of investment that such minority holders have made into the subsidiaries. For 2000 the minority interest portion of such losses was $113,000 and as of December 31, 2001, cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests approximated $1 million.

Discontinued Operations

         During the fourth quarter of 2001 both Shopclue.com, Inc. and Bizchase, Inc. ceased operations and during 2001 such entities incurred aggregate losses of $648,000 and in 2000 aggregate losses of $5.566 million. In 2000, we purchased Shopclue.com, Inc. from family members of Lewis S. Schiller, our Chief Executive Officer and Chairman of our Board of Directors. As of the date of the acquisition, Shopclue.com, Inc. had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com, Inc. were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com, Inc. that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased, in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development.

Financial Condition - Liquidity and Capital Resources

         As of December 31, 2001 the Company had a working capital deficiency of $7.3 million. Approximately $3.09 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $1.25 million owed to Lewis Schiller and Grazyna Wnuk, $1.84 million owed in the aggregate to related parties for advances and loans made to fund the operations of the Company. The delinquent payroll taxes of Sequential Electronic Systems, Inc., S-Tech, Inc., Granite Technologies, Inc., Shopclue.com, Inc. and Bizchase, Inc. in the aggregate, represents an additional $1.244 million of the working capital deficiency. Such delinquencies could have an adverse impact on our ability to obtain additional financing.

         During 2001, we used $1.2 million for continuing operations and $332,000 for discontinued operations. Historically, we have funded our operations with advances from The Trinity Group-I, Inc., our controlling shareholder. During 2001 we used stock options to compensate our employees and to fund our operations. During 2001 net advances from related parties was $851,000, of which $670,000 was used to repay Sequential Electronic Systems, Inc.'s line-of credit. Proceeds from the exercise of stock options during 2001 was $1.504 million which was used primarily for the payment of existing obligations, including amounts owed to the consultants that exercised such stock options.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2001 and as of December 31, 2001 has a working capital deficiency approximating $7.3 million and a capital deficiency approximating $7 million. During 2001 and 2000 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Item 7. Financial Statements and Supplementary Data.

The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB/A.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

PART III

Item 9. Directors and Executive Officers of the Registrant.

Directors and Management

         Officers are elected by, and serve at the pleasure of, the board of directors. Set forth below is information concerning the directors and executive officers of the registrant as of the date hereof.

Name                 Age Position with the Company
-------------------- --- --------------------------------------
Lewis S. Schiller     71 Chief Executive Officer, President and
                         Chairman of the Board
Grazyna B. Wnuk       38 Secretary, Vice-President and Director


         Lewis S. Schiller was appointed Chairman of the Board, Chief Executive Officer and President of the Company on April 28, 1999. Mr. Schiller is also Chairman of the Board and a director of Sequential Electronic Systems, Inc., S-Tech, Inc., FMX Corp., Secured Portal Systems, Inc., Starnet365.com, Inc., Shopclue.com, Inc. and Bizchase, Inc and is Chief Executive Officer of Secured Portal Systems, Inc., Starnet365.com, Inc., Shopclue.com, Inc. and Bizchase, Inc. Lewis S. Schiller also serves as Chairman of the Board and Chief Executive Officer of Trinity Group-I, Inc. For more than five years prior to his resignation on April 2, 1998, Lewis S. Schiller served as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd., a public company, and as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd.'s public and privately held subsidiaries

         Grazyna B. Wnuk ("Ms. Wnuk") was appointed Vice-President and Secretary of the Company on April 28, 1999. Ms. Wnuk was appointed a Director of the Company on November 19, 1999. Ms. Wnuk also serves as an officer and/or director of FMX Corp., Secured Portal Systems, Inc., Shopclue.com, Inc., Bizchase, Inc., and Trinity-I Group-I, Inc. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary and a director of The Sagemark Companies, Ltd. and all of its public and privately held subsidiaries.

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

Item 10. Executive Compensation

         Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 2001 and 2000.

                                                                               Long-term Compensation
                                                                               ----------------------
                                Annual Compensation                       Awards             Payouts
                                -------------------                       ------             -------
                                                                            Securities
Name and                                                        Restricted  Underlying       LTIP
Principal                                      Other Annual     Stock       Options/SARs     Payouts   All Other
Position       Year   Salary         Bonus     Compensation     Awards      (#)              ($)       Compensation
-------------- ------ -------------- --------- ---------------- ----------- ---------------- --------- -------------
Lewis S.
Schiller,
Chief
Executive
Officer and
President      2001   $500,000(1)       --           --             --          750,000         --           --
since April    2000   $250,000(1)       --           --             --               --         --           --
28, 1999       1999   $125,000(1)

Grazyna B.     2001   $150,000(2)       --           --             --          375,000         --           --
since April    2000   $150,000(2)       --
28, 1999       1999   $75,000(2)        --           --             --               --         --           --

(1) Mr. Lewis S. Schiller's annual salary for 2001 is pursuant to his employment agreement which was executed in 2001. His annual salary for years prior to 2001 was accrued at $250,000 which was approved by the Board of Directors effective July 1, 1999. The compensation listed for 2000 represents a full years salary and the compensation listed for 1999, represents such salary from July 1, 1999 through December 31, 1999. None of Lewis S. Schiller's salary was paid to him during 2001, 2000 or 1999 and all such unpaid amounts were accrued as an expense in the Company's consolidated financial statements.

(2) Ms. Wnuk's annual salary of $150,000 was approved by the Board of Directors effective July 1, 1999. The compensation listed for 2001 and 2000 represents a full years salary and the compensation listed for 1999, represents such salary from July 1, 1999 through December 31, 1999. None of Ms. Wnuk's salary was paid to her during 2001, 2000 or 1999 and all such unpaid amounts were accrued as an expense in the Company's consolidated financial statements.

Option/SAR Grants in 2001

         The following table presents information regarding the options and stock appreciation rights to purchase shares of our common stock issued to our executive officers who are included in the preceding summary compensation table for 2001.

-----------------------------------------------------------------------------------------------------------------
                                         Number of
                                         Securities           % of Total
                                         Underlying          Options/SARs         Exercise
                                          Options/            Granted to           or Base
                                            SARs             Employees in           Price           Expiration
Name                                     Granted (#)             2001             ($/Share)            Date
-----------------------------------------------------------------------------------------------------------------
Lewis S. Schiller, Chief Executive
Officer and President                     750,000               67%                $0.15          July 1, 2004

Grazyna B. Wnuk, Secretary                375,000               33%                $0.15          July 1, 2004

-----------------------------------------------------------------------------------------------------------------


Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values

         The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2001.

-----------------------------------------------------------------------------------------------------------------
                                                      Number of Securities            Value of Unexercised
                                                     Underlying Unexercised       In-the-Money Options/SARs at
                                                  Options/SARs at Year End (#)            Year End ($)
                         Shares         Value
                      Acquired on     Realized                   Unexer
Name                  Exercise (#)       ($)       Exercisable   cisable          Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------
Lewis S. Schiller,
Chief Executive
Officer and
President               500,000        $75,000       250,000           -           $105,000            -

Grazyna B. Wnuk,        250,000        $37,500       125,000           -            $52,500            -

-----------------------------------------------------------------------------------------------------------------

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

         As of December 31, 2001, the Company has not entered into an employment agreement with Grazyna B. Wnuk. The Company anticipates that it will negotiate terms and conditions for a contract with Ms. Wnuk at a future date.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2001 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding Common Stock; and (iii) all of our officers and directors as a group.

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

                                                                          Amount and Nature     Common Stock
                                                                          of Beneficial         Outstanding(1)
Name and address of Beneficial Owner                                      Ownership
------------------------------------------------------------------------- --------------------- -----------------

Officers and Directors
  Lewis S. Schiller                                                                 78,259,697        66%(2)

  Grazyna B. Wnuk                                                                    1,701,466         4%(3)

  Officer and directors as a group (2 persons)                                      79,961,163         68%(2)(3)

Other Beneficial Owners
  The Trinity Group I, Inc                                                          77,509,697       72%(4)


(1) The "Percent of Common Stock Outstanding" is based on the 11,507,885 shares of Common Stock outstanding as of December 31, 2001 and the assumption that the related beneficial owner had converted or exercised all potential common stock related to that beneficial owner if such beneficial owner had a right to do so within 60 days after December 31, 2001.

(2) Includes 500,000 shares directly owned, 250,000 shares related to exercisable options and 107,023,212 shares beneficially owned by The Trinity Group-I, Inc., a company wholly-owned by Lewis S. Schiller.

(3) Grazyna B. Wnuk's percentage of beneficial common stock owned does not include shares of Common Stock owned by Trinity-I, of which Ms. Wnuk is an officer and director, as to which she disclaims beneficial ownership.

(4) Includes 10,843,030 shares directly owned and approximately 67.0 million from the assumed conversion of the Series B preferred stock. The Trinity Group-I, Inc. exchanged $2,000,000 of debt for 20,000 shares of Series B preferred stock. The Series B preferred stock is convertible into such shares as calculated by dividing $2,000,000 by the lowest price that the common stock trades during the period that the Series B preferred stock is outstanding which is $0.03 as of April 10, 2002 [$2,000,000 / $0.03 = 66,666,667]. Excludes
875,000 shares that were transferred by The Trinity Group-I, Inc. to be used as collateral by Orion Telecom Operating Corporation, an unrelated company.

Item 12. Certain Relationships and Related Transactions.

         We and our subsidiaries incur interest expense on advances from Lewis
S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna
B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller. In addition S-Tech, Inc. incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2001 aggregated approximately $1.367million. Interest accrued on such notes are generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2001 $473,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $313,000 and $290,000 for 2001 and 2000, respectively.

         On July 27, 2000, we concluded an agreement to acquire a controlling interest in Shopclue.com, Inc. in exchange for 1,000,030 shares of our Common Stock. We purchased the Shopclue.com, Inc. common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of its Board of Directors. During the fourth quarter of 2001, Shopclue.com, Inc. ceased operations and is presented in the consolidated financial statements as a discontinued segment.

         On July 27, 2000, we acquired a 23.42% equity interest in Biz Chase, Inc., from The Trinity Group-I, Inc. Biz Chase, Inc.'s concept was developed by Blake Schiller, the founder of Shopclue.com, Inc., and provided Shopclue.com, Inc. with its software under a licensing agreement. Effective September 30, 2000, Biz Chase, Inc. received common stock shares of Shopclue.com, Inc. representing 19% of Shopclue.com, Inc.'s outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com, Inc. owed to related parties. Bizchase, Inc. had developed a wholesale web based development solution that was intended to provide an online solution for small businesses. During the fourth quarter of 2001, Bizchase ceased operations and is presented in the consolidated financial statements as a discontinued segment.

         On May 7, 2001, The Trinity Group-I, Inc. converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, The Trinity Group-I, Inc. converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the Series B Preferred Stock. On July 13, 2001, Carol Schiller, the wife of Lewis S. Schiller, received 1,000,000 shares of restricted common stock as repayment for a $100,000 loan.

         On September 19, 2001 we acquired 95.87% of Granite Technologies, Inc.'s common stock upon the issuance of 3,000,000 shares of our common stock. Grazyna B. Wnuk received 124,031 shares of our common stock for her ownership interest in Granite Technologies, Inc.; and immediate family members of Lewis S. Schiller, received 397,934 of our common shares for their ownership interest in Granite Technologies, Inc. In accordance with the terms of the Stock Purchase Agreement, the selling shareholders hold certain demand and "piggyback" registration rights with respect to the shares received by them in connection with the acquisition on terms specified in the Stock Purchase Agreement.

         In November 2001, we were notified that the FINOVA line-of-credit would not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a $522,500 cash collateral deposit provided by The Trinity Group-I, Inc. to satisfy all but $7,000 of the balance owed under the line-of-credit and such funds are now owed to The Trinity Group-I, Inc.

         On November 11, 2001, we entered into an agreement to acquire 5,000,000 shares of Trans Global Services, Inc.'s common stock in exchange for 2,500,000 shares of our common stock. We also had committed to obtain funding of $1 million for Trans Global Services, Inc. for which it would have received preferred stock that would convert into a maximum of 3,000,000 shares of Trans Global Services, Inc.'s common stock. As of December 31, 2001, we had provided Trans Global Services, Inc. with $250,000 of funding. Subsequent to December 31, 2001, we had not obtained additional funding and determined that it was not in its best interest to expend additional time and resources pursuing the funding of Trans Global Services, Inc. On March 7, 2002, we entered into a mutual termination agreement with Trans Global Services, Inc. whereby all 2,500,000 shares of our common stock was returned by Trans Global Services, Inc. to us and we returned 4,000,000 of the 5,000,000 shares of Trans Global Services, Inc.'s common stock to them. In consideration of the $250,000 funding that we provided to Trans Global Services, Inc., the remaining 1,000,000 shares of Trans Global Services, Inc. common stock were retained by our designee's, who were Lewis S. Schiller, members of his immediate family, and Grazyna B. Wnuk. Such designation was for the payment of $250,000 of related party debt we owed to The Trinity Group-I, Inc.

         On November 30, 2001, we executed an agreement with Orion Telecom Operating Corporation, pursuant to which The Trinity Group-I, Inc. provided Orion Telecom with 1,875,000 of its shares of our common stock as a collateral escrow deposit to enable Orion Telecom Operating Corporation to obtain a $250,000 working capital loan. As consideration for providing the collateral for its loan, Orion Telecom Operating Corporation agrees to pay us and The Trinity Group-I, Inc. a sum equal to $0.00125 per each minute of certain telecommunication services intended to be provided by Orion Telecom Operating Corporation. We and The Trinity Group-I, Inc. will receive 50% each of any monies generated and earned pursuant to this agreement with Orion Telecom Operating Corporation. Upon repayment of the loan, 875,000 shares will be returned to The Trinity Group-I, Inc. and the remaining 1,000,000 shares will be turned over to Orion Telecom in exchange for 1% of Orion Holdings, Inc.'s common stock. The Trinity Group-I, Inc. will also receive 1% of Orion Holdings, Inc.'s common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

    (i) None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINX GROUP, INC.

/s/ Lewis S. Schiller,
Chief Executive Officer
April 10, 2002

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer
April 10, 2002


/s/ Grazyna B. Wnuk,
Secretary, Vice-President and Director
April 10, 2002

Index to Exhibits

Exhibit No.       Description of Document
-----------       -----------------------
   (3)(i)         Amended and Restated Certificate of Incorporation (1)
   (3)(ii)        By-laws (1)
  (21)            Subsidiaries of the registrant
  (99.1)          Financial Statements

(1) Incorporated by reference to Form 8-K dated April 28, 1999.

Exhibit (21)
Subsidiaries of the Registrant

1.   Sequential Electronic Systems, Inc., a Delaware company organized in 1985.
2.   S-Tech, Inc., a Delaware company organized in 1992.
3.   FMX Corp., a Delaware company organized in 1996.
4.   Secured Portal Systems, Inc., a Delaware company organized in 1999.
5.   Starnet365.com, Inc., a Delaware company organized in 2000.
6.   Shopclue.com, Inc., a Delaware company organized in 1999. (1)
7.   Bizchase, Inc., a Delaware company organized in 2000. (1)
8.   Granite Technologies, Inc., a Delaware company organized in 1998.
9.   Granite Technologies Acquisition Corp., a Delaware organized in 2001.
10.  Qode Acquisition Corp., a Delaware organized in 2001.

(1) - Ceased operations during the fourth quarter of 2001.

Exhibit (99.1)
Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                                                                   Exhibit 99.1





                     The Finx Group, Inc. and Subsidiaries
                       Consolidated Financial Statements
                               December 31, 2001

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of The Finx Group, Inc.
New York, New York


         We have audited the accompanying consolidated balance sheet of The Finx Group, Inc., and its subsidiaries, as of December 31, 2001, and the related consolidated statements of operations, changes in capital deficiency, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finx Group, Inc and its subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements; (1) the Company has a history of net losses for the two years ended December 31, 2001, (2) as of December 31, 2001 the Company has a working capital deficiency of $7.3 million and a capital deficiency of $7 million and (3) the Company has relied on continuing financial support from its controlling stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, PC
Certified Public Accountants


Cranford, New Jersey
April 3, 2002

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2001
--------------------------------------------------------------------------------
Current assets:
  Cash                                                             $     35,000
  Accounts receivable, net                                              102,000
  Inventories, net                                                      949,000
  Prepaid expenses and other                                             18,000
--------------------------------------------------------------------------------
Total current assets                                                  1,104,000
--------------------------------------------------------------------------------
Property, plant and equipment and software costs:
  Property, plant and equipment                                       2,472,000
  Software costs                                                         98,000
  Less accumulated depreciation and amortization                     (2,470,000)
--------------------------------------------------------------------------------
Net property, plant and equipment and software costs                    100,000
--------------------------------------------------------------------------------
Other assets:
  Security deposits                                                      22,000
  Investment in Qode.com (see footnote 5)                                76,000
  Patents                                                                10,000
  Net long-term assets of discontinued segments                          36,000
--------------------------------------------------------------------------------
Total other assets                                                      144,000
--------------------------------------------------------------------------------
Total assets                                                       $  1,348,000
================================================================================

Current liabilities:
  Accounts payable                                                 $  2,622,000
  Accrued payroll                                                     1,639,000
  Accrued payroll taxes                                               1,244,000
  Revolving line of credit                                                7,000
  Other                                                                 420,000
  Notes payable, related parties, including accrued interest          1,840,000
  Net current liabilities of discontinued segments                      604,000
--------------------------------------------------------------------------------
Total current liabilities                                             8,376,000
--------------------------------------------------------------------------------
Commitments and contingencies (see footnote 12)

Capital deficiency:
  Preferred stock, $.01 par value; 1,000,000 shares
  authorized; 1,000 Series A preferred shares issued
  and outstanding; 20,000 Series B preferred shares
  issued and outstanding, No Series D preferred shares
  issued and outstanding as of December 31, 2001 (see
  footnotes 8 and 16)                                                 2,000,000

  Common stock, $.01 par value; 50,000,000 shares
   authorized; 40,356,545 shares issued and outstanding                 405,000
  Additional paid in capital, common stock                           21,862,000
  Accumulated deficit                                               (31,033,000)
--------------------------------------------------------------------------------
                                                                     (6,766,000)
  Subscriptions receivable                                             (262,000)
--------------------------------------------------------------------------------
Capital deficiency                                                   (7,028,000)
--------------------------------------------------------------------------------
Total liabilities and capital deficiency                           $  1,348,000
================================================================================
See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31,                                      2001           2000
--------------------------------------------------------------------------------------------
Sales                                                        $  1,678,000   $  3,189,000
Cost of goods sold                                              1,235,000      2,097,000
--------------------------------------------------------------------------------------------
                                                                  443,000      1,092,000
Changes in reserve for obsolete and slow moving inventory        (442,000)      (359,000)
--------------------------------------------------------------------------------------------
Gross profit                                                        1,000        733,000
--------------------------------------------------------------------------------------------
Non cash expense from issuance of stock options                 4,671,000              -
Other general and administrative expenses                       2,779,000      2,500,000
Research and development                                        2,596,000         85,000
Non cash expense for stock issued to pay obligations              306,000         28,000
Selling expense                                                   266,000        537,000
Write-off deferred offering costs                                       -        148,000
--------------------------------------------------------------------------------------------
Operating expenses                                             10,618,000      3,298,000
--------------------------------------------------------------------------------------------
Operating loss                                                (10,617,000)    (2,565,000)
Other income (expense)                                            (24,000)        37,000
Interest expense and financing fees, related parties             (313,000)      (290,000)
Interest expense and financing fees                              (222,000)      (208,000)
Minority interest in loss of consolidated subsidiaries                  -        113,000
--------------------------------------------------------------------------------------------
Loss from continuing operations                               (11,176,000)    (2,913,000)
Loss from operations of discontinued segments                    (648,000)    (5,566,000)
--------------------------------------------------------------------------------------------
Net loss                                                     $(11,824,000)  $ (8,478,000)
============================================================================================


Loss per share computation - basic and diluted:
  Loss from continuing operations                            $(11,176,000)  $ (2,913,000)
  Less dividends on preferred shares                             (160,000)        (7,000)
  Loss from continuing operations attributable to
   common stockholders                                        (11,336,000)    (2,920,000)
  Loss from operations of discontinued segments                  (648,000)    (5,566,000)
--------------------------------------------------------------------------------------------
  Net loss available to common stockholders                  $(11,984,000)  $ (8,486,000)
============================================================================================


Weighted average shares outstanding                            21,838,625      6,745,089
============================================================================================


Loss per common share - basic and diluted:
  Loss from continuing operations                                  ($0.52)        ($0.43)
  Loss from operations of discontinued segments                     (0.03)         (0.83)
--------------------------------------------------------------------------------------------
  Net loss                                                         ($0.55)        ($1.26)
============================================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------
The Finx Group, Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended December 31,                                 2001             2000
--------------------------------------------------------------------------------------------
Loss from continuing operations                              $(11,176,000)    $(2,912,000)
Adjustments to reconcile loss from continuing
 operations to net cash used in continuing operations:
  Non cash expense from issuance of stock options               4,671,000               -
  Acquired in-process research and development costs            2,371,000               -
  Changes in the reserve for obsolete and slow moving
   inventory                                                      442,000         359,000
  Non cash expense for stock issued to pay obligations            306,000          28,000
  Depreciation and amortization                                    64,000          40,000
  Provision for bad debts                                          26,000          36,000
  Other                                                            (6,000)         49,000
  Changes in assets and liabilities:
    Accounts receivable, net                                      130,000         189,000
    Inventories, net                                             (270,000)       (203,000)
    Other assets                                                        -          28,000
    Accounts payable                                              718,000         556,000
    Accrued payroll                                               850,000         312,000
    Accrued payroll taxes                                         413,000         154,000
    Other liabilities                                             (48,000)         81,000
    Accrued interest expense, related parties                     305,000         292,000
--------------------------------------------------------------------------------------------
      Cash used in continuing operations                       (1,204,000)       (991,000)
--------------------------------------------------------------------------------------------

Loss from operations of discontinued segments                    (648,000)     (5,566,000)

Adjustments to reconcile loss from operations of
 discontinued segments to net cash used in
 discontinued operations:
  Acquired in-process research and development costs                    -       2,371,000
  Depreciation and amortization                                   116,000          58,000
  Write-off impaired asset                                         47,000               -
  Bad debt expense                                                  9,000          17,000
  Net change in assets and liabilities                            144,000          88,000
--------------------------------------------------------------------------------------------
    Net cash used in discontinued operations                     (332,000)       (635,000)
--------------------------------------------------------------------------------------------
       Cash used in operating activities                       (1,536,000)     (1,626,000)
============================================================================================

                                                                                Continued

See notes to consolidated financial statements

--------------------------------------------------------------------------------------------
The Finx Group, Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended December 31,                                 2001             2000
--------------------------------------------------------------------------------------------

Investing activities:
  Cash of acquired subsidiary                                      31,000           8,000
  Advances to related parties                                     (91,000)              -
  Investment in Qode.com                                          (76,000)              -
  Patent costs                                                          -         (10,000)
  Software development costs                                            -         (98,000)
  Other                                                             2,000           8,000
--------------------------------------------------------------------------------------------
    Cash provided by (used in) investing activities              (134,000)        (92,000)
--------------------------------------------------------------------------------------------
Financing activities:
  Deferred offering costs                                               -        (148,000)
  Advances from related parties                                 2,025,000       2,211,000
  Repayments to related parties                                (1,174,000)       (400,000)
  Net proceeds from subsidiaries private placement
   offering                                                             -         112,000
  Proceeds from exercise of stock options                       1,504,000               -
  Proceeds from exercise of stock purchase warrants                14,000               -
  Net advances (repayments) on revolving line of credit          (670,000)       (103,000)
  Other                                                             4,000         (20,000)
--------------------------------------------------------------------------------------------
    Cash provided by (used in) financing activities             1,703,000       1,652,000
--------------------------------------------------------------------------------------------

  Increase (decrease) in cash                                      33,000         (66,000)
Cash at beginning of period                                         2,000          68,000
--------------------------------------------------------------------------------------------
Cash at end of period                                        $     35,000     $     2,000
============================================================================================

See notes to consolidated financial statements.


--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:               2001             2000
--------------------------------------------------------------------------------------------
Interest                                                         $227,000        $210,000
Income taxes                                                            -               -

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     For the year ended December 31, 2001

              The Company consummated the Granite Technologies, Inc.("Granite") acquisition whereby certain assets and liabilities, for which there was no cash flow impact, were consolidated into the balance sheet, including $31,000 of cash, $4,000 of net computer equipment, $437,000 of accounts payable, $428,000 of payroll taxes payable and $78,000 of notes payable.

              The Company issued 3,542,636 shares of common stock valued at $1.435 million to acquire Granite and as of the date of the acquisition, Granite had an excess of liabilities over assets of $936,000, resulting in a purchase price that was in excess of net assets by $2.371 million. This $2.371 million approximates the value assigned to research and development projects of Granite that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $2.371 million to expense in 2001 for in-process research and development.

              The Company issued an aggregate of 8,500,000 shares of common stock and 20,000 shares of series B preferred stock in payment of an aggregate of $3.6 million of related party debt

              The Company issued 526,024 shares of common stock to settle $263,000 of obligations of Granite and issued 75,000 shares valued at $43,000 to settle obligations owed to a former consultant.

              The Company issued stock options for services rendered having a value using the Black-Scholes option valuation formula of $4.671 million, which was charged to operations as a non cash expense.

     For the year ended December 31, 2000

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

              The Company issued 1,000,030 shares of common stock valued at $4 million to acquire Shopclue.com and as of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development, which is included in the loss from discontinued operations.

              The Company issued 10,000 shares of common stock in order to settle an obligation of Sequential Electronic Systems, Inc., its wholly owned subsidiary. Such shares, using the Black-Scholes option valuation formula, had a value of $28,000.

              The Company converted 114,403 shares of Series A 2% Voting Convertible Preferred Stock into 8,497,855 shares of Common stock.

     See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                           For the Years Ended December 31, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Preferred
                                                                                Stock in                       Additional
                                Preferred        Common        Preferred        Excess of        Common         Paid-in
                                 Shares          Shares           Par              par             Par          Capital
------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 1999                        115,402       20,000,000        $1,000        $1,130,000      $200,000       $7,116,000
Convert Series A
 Preferred Stock
 to Common                      (114,402)      84,978,548        (1,000)       (1,130,000)      850,000          281,000
Share exchange upon
 reorganization                        -      (94,480,693)            -                 -      (945,000)         945,000
------------------------------------------------------------------------------------------------------------------------------
                                   1,000       10,497,855             - *               -       105,000        8,342,000
Stock issued for
 payment of a
 Sequential Electronic
 Systems, Inc. obligations             -           10,000             -                 -             - *         28,000
Stock issued to acquire
 Shopclue.com, Inc.                    -        1,000,030             -                 -        10,000        3,990,000
Accrued dividends on
 preferred stock                       -                -             -                 -             -                -
Net loss for the year
 ended December 31, 2000               -                -             -                 -             -                -
------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2000                          1,000       11,507,885             - *               -      $115,000      $12,360,000
------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
            Consolidated Statement of Changes in Capital Deficiency
                 For the Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                               Accumulated
                                 Deficit             Total
--------------------------------------------------------------------------------
Balance at December
 31, 1999                      ($10,564,000)     ($2,117,000)
Convert Series A
 Preferred Stock
 to Common                                -                -
Share exchange upon
 reorganization                           -                -
--------------------------------------------------------------------------------
                                (10,564,000)      (2,117,000)
Stock issued for
 payment of a
 Sequential Electronic
 Systems, Inc. obligations                -           28,000
Stock issued to acquire
 Shopclue.com, Inc.                       -        4,000,000
Accrued dividends on
 preferred stock                     (7,000)          (7,000)
Net loss for the year
 ended December 31, 2000         (8,478,000)      (8,478,000)
--------------------------------------------------------------------------------
Balance at December
 31, 2000                      ($19,049,000)     ($6,574,000)
--------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.
                                                                    continued

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                           For the Years Ended December 31, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Preferred                         Additional
                                  Preferred       Common     Preferred     Stock in                           Paid-in
                                   Shares         Shares        Par      Excess of par     Common Par         Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2000                            1,000     11,507,885          - *              -        $115,000       $12,360,000
Issuance of stock
 options                                 -              -          -                -               -         4,671,000
Stock issued for
 repayment of a loan
 from Carol Schiller                     -      1,000,000          -                -          10,000            90,000
Stock issued for payment
 of Granite Technologies,
 Inc. obligations                        -        526,024          -                -           5,000           258,000
Stock issued to acquire
 Granite Technologies, Inc.              -      3,542,636          -                -          36,000         1,399,000
Exercise of stock purchase
 warrants                                -      1,430,000          -                -          14,000                 -
Exercise of stock options                -     14,775,000          -                -         149,000         1,617,000
Stock issued for a
 settlement with a former
 consultant                              -         75,000          -                -           1,000            42,000
Conversion of related
 party debt into
 preferred stock                    20,000              -          - *      2,000,000               -                 -
Conversion of related
 party debt into
 common stock                            -      7,500,000          -                -          75,000         1,425,000
Accrued dividends on
 preferred stock                         -              -          -                -               -                 -
Net loss for the year
 ended December 31, 2001                 -              -          -                -               -                 -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                           21,000     40,356,545      $   - *     $2,000,000        $405,000       $21,862,000
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------
                                The Finx Group, Inc. and Subsidiaries
                       Consolidated Statement of Changes in Capital Deficiency
                            For the Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------

                                  Accumulated                        Subscriptions
                                  Deficit                             Receivable            Total
-----------------------------------------------------------------------------------------------------
Balance at December
 31, 2000                        ($19,049,000)      ($6,574,000)               -      ($6,574,000)
Issuance of stock
 options                                    -         4,671,000                -        4,671,000
Stock issued for
 repayment of a loan
 from Carol Schiller                        -           100,000                -          100,000
Stock issued for payment
 of Granite Technologies,
 Inc. obligations                           -           263,000                -          263,000
Stock issued to acquire
 Granite Technologies, Inc.                 -         1,435,000                -        1,435,000
Exercise of stock purchase
 warrants                                   -            14,000                -           14,000
Exercise of stock options                   -         1,766,000        ($262,000)       1,504,000
Stock issued for a
 settlement with a former
 consultant                                 -            43,000                -           43,000
Conversion of related
 party debt into
 preferred stock                            -         2,000,000                -        2,000,000
Conversion of related
 party debt into
 common stock                               -         1,500,000                -        1,500,000
Accrued dividends on
 preferred stock                     (160,000)         (160,000)               -         (160,000)
Net loss for the year
 ended December 31, 2001          (11,824,000)      (11,824,000)               -      (11,824,000)
-----------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                        ($31,033,000)   ($6,766,000)          ($262,000)     ($7,028,000)
-----------------------------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Organization

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

         Pursuant to the 2000 Finx Group Merger Agreement, each outstanding ten shares of Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series A 2% Voting Convertible Preferred Stock was automatically converted into 742.8 shares of Fingermatrix Common Stock and then each outstanding ten shares of such Fingermatrix Common Stock was automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable common stock. Each outstanding share of Fingermatrix Series B 4% Preferred Stock automatically converted into the right to receive one share of The Finx Group's fully paid and non-assessable Series A 4% Preferred Stock. Each outstanding option or warrant to purchase ten shares of Fingermatrix Common Stock was converted into an option to purchase one share of The Finx Group's Common Stock. The By-Laws of Fingermatrix continued in force as the By-Laws of The Finx Group and the directors and officers of The Finx Group are the same as those of Fingermatrix. Additionally, each share of Fingermatrix Series B preferred stock then outstanding and held by Trinity was exchanged for 1,000 shares of The Finx Group's Series A preferred stock.

Business

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

         Mr. Schiller and Ms. Wnuk, along with strategically assigned consultants, provide The Finx Group's subsidiaries with management, financial, legal and administrative services. Commencing July 1, 2000, The Finx Group charges its subsidiaries, a monthly consulting fee for the services provided to them. Such intersegment consulting fees for the years ended December 31, 2001 and 2000 aggregated $900,000 and $450,000, respectively.

         The Finx Group holds controlling investments in its subsidiaries that operate, or intend to operate, in distinct business segments. As of December 31, 2000 The Finx Group had seven separate identifiable business segments. On September 19, 2001 the Company acquired Granite Technologies, Inc. ("Granite") which is identified as the Software Development segment. During the fourth quarter of 2001 the Company determined that it was more appropriate to report the Fingerprint Identification Technologies and Secured Entrance Systems (Ingress/Egress) segments as one segment which is identified as the Security Systems segment. During the fourth quarter of 2001, Shopclue.com, Inc. ("Shopclue.com") and Bizchase, Inc. ("Bizchase"), formerly the Application Service Provider and Web Based Development Solutions segments, respectively, ceased operations and are presented in the accompanying consolidated financial statements as discontinued operations. As a result of the above, The Finx Group reports five separate segments as of December 31, 2001 as follows:

      -Electro-Mechanical and Electro-Optical Products
      -Specialized Vending Machines and Avionics Equipment
      -Security Systems
      -Internet  Marketing
      -Software Development

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

Security Systems

         The Security Systems segment reflects the activities of Secured Portal Systems, Inc. ("Secured Portals") and FMX, Corp. ("FMX").

         Secured Portals was formed on August 11, 1999, whereby The Finx Group own 89% of Secured Portal's common stock, Lewis S. Schiller and his designees own 9% of Secured Portal's common stock and Grazyna B. Wnuk owns 2% of Secured Portal's common stock. The Company also own all of Secured Portal's preferred stock, which gives us the right to elect a majority of Secured Portal's board of directors.

         On September 13, 1999, Secured Portals entered into an exclusive distribution agreement with GIL Security Systems, Inc. ("GIL"). GIL is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets. GIL is a subsidiary of Georal International, Ltd. ("Georal") and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL and Georal. The exclusive distribution agreement gives Secured Portals distribution rights for the sale of GIL's security entrance systems to certain categories of customers. The products covered by the exclusive distribution agreement includes all of GIL's products that existed on September 13, 1999 and all products developed during the term of the exclusive distribution agreement including all models of the GIL-2001 security door. The categories of customers covered by the exclusive distribution agreement includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. The exclusive distribution agreement commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009.

         As an inducement to obtain the exclusive distribution agreement and in exchange for 1,000,000 common stock shares of GIL, we issued 14,134 shares of Fingermatrix, Inc.'s Series A preferred stock, convertible into 10,498,735 shares of Fingermatrix, Inc.'s common stock (on July 14, 2000, such shares were exchanged for 1,049,874 shares of The Finx Group, Inc.'s common stock) to Alan
J. Risi.

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department.

         On February 21, 2002, the exclusive licensing agreement was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby Secured Portals received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the exclusive licensing agreement as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D Preferred Stock that is convertible into 4,000,000 million shares of the Company's common stock, which have a value of $680,000.

         FMX is a Delaware Company formed in 1996. The Finx Group owns 39.1% of FMX's issued and outstanding common stock. Michael Schiller, FMX's Chief Technical Officer and brother to Mr. Lewis Schiller owns 49.9%. Mr. Lewis Schiller owns 4%. Ms. Wnuk owns 2% and members of Mr. Lewis Schiller's family own the remaining 5%. The Finx Group also owns all of FMX's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of FMX's board of directors. FMX is engaged in the design and development of state-of-the-art fingerprint identification hardware and software systems with a threefold target market of Internet access, law enforcement identification and commercial and governmental access control. FMX has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and FMX does not expect that it will have meaningful revenues, if any, until the Georal Security System generates meaningful revenues.

Internet Marketing

         Internet Marketing reflects the activities of Starnet365.com, Inc. ("Starnet365.com"). Starnet365.com is a Delaware company that was originally organized as Cue 365.com, Inc. on April 20, 2000 by Trinity. On May 25, 2000, Trinity changed Cue365.com, Inc.'s name to Starnet365.com, Inc. and effected a spin-off of Starnet365.com as a result of which The Finx Group owns 53.14% of Starnet365.com's issued and outstanding common stock, Starnet365.com's executives and employees own 35.26% (including 12.26% and 6.13% owned respectively by Mr. Lewis Schiller and Ms. Wnuk), members of Mr. Lewis Schiller's family own 10.22% and the remaining 1.38% is owned by outside shareholders. The Finx Group also owns all of Starnet365.com's issued and outstanding preferred stock, which gives The Finx Group the right to elect a majority of Starnet365.com's board of directors. Starnet365.com is an internet multi-level marketing company whose most significant product is the Qode engine, a web based software component comprising the largest UPC coded data base which enables its users to comparative shop products related to the UPC codes. Starnet365.com also sells a series of on-line training programs consisting of a series of integrated "Earn While You Learn", on-line training programs that are intended to teach marketing and recruiting techniques as well as certain tax and legal aspects of running a home-based business. Starnet365.com also markets replicated web sites, which Starnet365.com intends to load with non-branded merchandise, enabling individuals quickly and inexpensively to own their own on-line E-Commerce website. In addition, Starnet365.com generates revenues from web site enrollment fees, monthly web hosting fees, and transaction processing fees related to the sale of merchandise on the websites.

Software Development

         Software Development reflects the activities of Granite. On September 19, 2001, we consummated the acquisition of Granite, a Delaware company, through our newly created and wholly owned subsidiary, Granite Technology Acquisition Corp., a Delaware Company. On September 19, 2001 the Company acquired 95.87% of Granite's common stock from its various shareholders upon the issuance of 3,000,000 shares of its unregistered Common Stock (the "Acquisition Shares"). Of the Selling Shareholders, Grazyna B. Wnuk received 124,031 Acquisition Shares for her ownership interest in Granite; and immediate family members of Lewis S. Schiller, received 397,934 Acquisition Shares for their ownership interest in Granite. In accordance with the terms of the Stock Purchase Agreement, the Selling Shareholders hold certain demand and "piggyback" registration rights with respect to the Acquisition Shares received by them in connection with the Acquisition on terms specified in the Stock Purchase Agreement. In anticipation of the Company's acquisition of Granite, on September 15, 2001 the Company and Granite Technology Acquisition Corp. entered into a Settlement and Release Agreement with Rock

Partners Ltd., SSMI Corp. and Bruno Kordich. Pursuant to the Settlement and Release Agreement (i) the Company received 250,000 shares, or 4.13%, of Granite's common stock then owned by Rock Partners Ltd. and SSMI Corp.; (ii) the Company and Granite received a General Release and a Dismissal with Prejudice on any past disputes by and among Granite and Rock Partners Ltd., SSMI Corp. and Bruno Kordich; (iii) all past agreements between Granite and Rock Partners Ltd., SSMI Corp. and Bruno Kordich became void and cancelled; (iv) Rock Partners Ltd., SSMI Corp. and Bruno Kordich received 542,636 shares of the Company's Common Stock in consideration for (i), (ii) and (iii); (v) the Company and Granite acknowledged outstanding notes and liabilities in the aggregate of $77,000 for which payments will begin in January of 2002 at $10,000 per month; and (vi) the Company issued 160,000 shares of the Company's Common Stock in consideration for all remaining claims aggregating $80,000. As of April 10, 2002, the Company has not made the monthly payments of $10,000 which were due to begin in January of 2002.

         The Company issued a total of 3,542,636 shares of common stock valued at $1.435 million to acquire Granite and as of the date of the acquisition, Granite had an excess of liabilities over assets of $936,000, resulting in a purchase price that was in excess of net assets by $2.371 million. This $2.371 million approximates the value assigned to research and development projects of Granite that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $2.371 million to expense in 2001 for in-process research and development.

         Granite develops and sells software programs for Smart Card applications. Granite has a contract with Virginia Commonwealth University to write and maintain software related student athlete identification cards. The cards have information on them that identify the student by use of a card reader and the related software. Granite has also developed a software program that is used in e-commerce kiosks that are designed to operate like an ATM machine but for commercial applications other than just banking. The consolidated financial statements include only the operations of Granite from the date of the acquisition.

Discontinued Operations

Application Service Provider

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com in exchange for 1,000,030 shares of the Company's Common Stock. Shopclue.com is a Delaware Company organized in July 1999. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of its Board of Directors. As of the date of the acquisition, Shopclue.com had an excess of liabilities over assets of $768,000 and the common shares issued to acquire Shopclue.com were valued at $4 million, resulting in a purchase price that was in excess of net assets by $4.8 million. This $4.8 million approximates the value assigned to research and development projects of Shopclue.com that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased in-process research and development must be charged to expense at the date of the acquisition. Accordingly, the Company charged approximately $4.8 million to expense in 2000 for in-process research and development, which is included in the 2000 loss from discontinued operations. As of December 31, 2000, the Company owned 34.24% of Shopclue.com's common stock and all of its issued and outstanding preferred stock which gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Shopclue.com's preferred stock that gives the Company the right to elect a majority of the Shopclue.com board of directors. Shopclue.com was an Application Service Provider that developed programs that would enable small- and medium-sized businesses to establish an online presence. The consolidated financial statements include only the operations of Shopclue.com from the date of acquisition. Shopclue.com's operating activities prior to the acquisition were not significant. During the fourth quarter of 2001, Shopclue.com ceased operations and is presented in the consolidated financial statements as a discontinued segment.

Web Based Development Solutions

         On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, from Trinity. Biz Chase, a Delaware company organized in July 2000, is included as a part of the Company's consolidated statements of operations and consolidated statement of financial position due to the effective control as evidenced by interlocking management and The Finx Group's ownership of a series of Bizchase's preferred stock that gives the Company the right to elect a majority of the Biz Chase board of directors. Biz Chase's concept was developed by the adult son of Lewis S. Schiller, Blake Schiller, the founder of Shopclue.com, and provided Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties. Bizchase had developed a wholesale web based development solution that was intended to provide an online solution for small businesses. During the fourth quarter of 2001, Bizchase ceased operations and is presented in the consolidated financial statements as a discontinued segment.

Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2001 and as of December 31, 2001 has a working capital deficiency approximating $7.3 million and a capital deficiency approximating $7 million. During 2001 and 2000 the Company has relied on financial support from its controlling stockholder, Trinity and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Principles of Consolidation

         The consolidated financial statements include the accounts of The Finx Group, Inc. and its subsidiaries for which it has direct voting control or effective control. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

         In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates include the inventory valuation reserve, the allowance for doubtful accounts and depreciation and amortization of long-lived assets.

Cash

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no such investment at December 31, 2001.

Inventories

         Inventories are stated at the lower of cost or estimated net realizable value.

Property, Plant and Equipment and Software Costs

         Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the useful lives of the assets, which range from three to seven years. Improvements that extend the useful lives of the assets are capitalized while costs of repairs and maintenance are charged to expense as incurred.

         Software costs are recorded at cost and include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of website content are included in product development expense in the statement of operations. The software development costs are amortized using the straight-line method over two years. Amortization of software development costs for the Company's continuing operations was $33,000 and $8,000 for 2001 and 2000, respectively.

Patents

         Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the assets estimated useful life of 17 years. During a review of possible impairment of long-lived assets, it was determined that the recoverability of the costs associated with the patents acquired in 1999 was unlikely and $5,000 of such costs were written-off in 2000. The existing patent costs are related to a new broad patent, issued in 2001 and amortization expense related this patents was $459 and nil for 2001 and 2000, respectively.

Long-Lived Assets

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2001, management expects those assets related to its continuing operations to be fully recoverable.

Revenue Recognition

         The Company recognizes revenues when a product is shipped, and from services when performed.

Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising costs of the Company's continuing operations were $52,000 and $161,000 for 2001 and 2000, respectively, and are included as part of selling expenses in the consolidated statement of operations.

Purchased In-Process Research and Development

         Purchased in-process research and development ("IPR&D") represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. Amounts assigned to purchased IPR&D must be charged to expense at the date of consummation of the purchase business combination. Accordingly, the Company charged approximately $2.4 million to expense during 2001 for IPR&D related to the Granite acquisition and $4.8 million to expense during 2000 for IPR&D related to the Shopclue.com acquisition, which is being reported as part of discontinued operations. The IPR&D projects of Granite are principally related to the development of its Smartcard software programs. The IPR&D projects of Shopclue.com were principally the development of web based software that enabled small- and medium-sized businesses to establish an online presence.

Income Taxes

         The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

Minority Interest

         Minority interest represents the losses of its subsidiaries that have been apportioned to the minority interest holders. The amount of loss apportioned to the minority interest holders is limited to the amount of investment that such minority shareholders have made into the subsidiaries. For 2001 and 2000, the minority interest portion of such losses was nil and $113,000, respectively. As of December 31, 2001, cumulative amounts of minority interest in the losses of consolidated subsidiaries in excess of minority equity interests approximated $1 million.

Basic and Diluted Loss Per Share

         Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For all of 2000 and through March 30, 2001, the company had outstanding warrants to purchase 1,280,000 shares of common stock at $0.01 per share, for all of 2000 and through May 4, 2001, the company had outstanding warrants to purchase 135,000 shares of common stock at $10 per share. For the period from July 2, 2001 through September 25, 2001 the Company had outstanding options to purchase 6,700,000 shares of common stock at $0.15 per share, for the period from July 2, 2001 through October 15, 2001 the Company had outstanding options to purchase 300,000 at $0.15 per share, for the period from July 2, 2001 through November 2, 2001 the Company had outstanding options to purchase 500,000 at $0.15 per share, for the period from July 2, 2001 through November 5, 2001 the Company had outstanding options to purchase 200,000 at $0.15 per share, for the period from July 2, 2001 through November 12, 2001 the Company had outstanding options to purchase 4,200,000 at $0.15 per share, for the period from December 12, 2001 through December 15, 2001 the Company had outstanding options to purchase 3,000,000 at $0.30 per share, and for the period from July 2, 2001 through December 31, 2001 the Company had outstanding options to purchase 2,225,000 at $0.15 per share. For 2001 and 2000, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. As of December 31, 2001 the Company had outstanding options to purchase 2,225,000 shares of common stock at $0.15 per share and such options may dilute earnings per share in the future.

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

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and as of December 2001 does not have any deposits with financial institutions in excess of federally insured limits. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company's sales to the U.S. Governmental Agencies approximated $199,000, or 12% of total sales for 2001 and $1.279 million, or 40% of total sales for 2000. U.S. Government Agencies sales generated by the Electro-Mechanical and Electro-Optical Products for 2001 and 2000 were $56,000 and $996,000, respectively, and by the Specialized Vending Machines and Avionics Equipment segment for 2001 and 2000 were $142,000 and $283,000, respectively. Accounts receivable on such sales as of December 31, 2001 approximated $24,000, or 21% of total net accounts receivable, all of which were related to the Specialized Vending Machines and Avionics Equipment segment.

2. Inventories

A summary of inventories as of December 31, 2001 is as follows:

    Raw materials                                         $1,368,000
    Work-in-process                                          375,000
    Finished goods                                           525,000
    -----------------------------------------------------------------
    Cost                                                   2,268,000
    Reserve for obsolete and slow moving inventory        (1,319,000)
    --------------------------------------------------------------------
    Net                                                     $949,000
    ====================================================================

         A portion of the raw material inventory is being held for the manufacture of certain products not produced by the Company in recent years. The inventory is recorded at net realizable value, which is less than its cost. Management is seeking contracts for these products as the Company re-enters these markets. However, since the outcome of these efforts is not certain, it is at least reasonably possible that the Company's estimates could change in the future and additional inventory reductions would be required. The Company's charge to income for the write-down of inventory for 2001 and 2000 was $442,000 and $359,000, respectively.

3. Accounts Receivable

A summary of trade accounts receivable as of December 31, 2001 is as follows:

   U.S. Government Agencies                           $24,000
   Other                                               88,000
   --------------------------------------------------------------
   Gross receivables                                  112,000
   Allowance for doubtful accounts                    (10,000)
   --------------------------------------------------------------
   Net                                               $102,000
   ==============================================================



For the Company's segments which are reported as continuing operations, the changes in the allowance for doubtful accounts for 2001 are as follows:

   Balance at beginning of year                       $34,000
   Current year provision                              26,000
   Write-offs                                         (50,000)
   Recoveries                                               -
   --------------------------------------------------------------
   Balance at end of year                             $10,000
   ==============================================================


4. Property, Plant and Equipment and Software Costs

A summary of property, plant and equipment and software costs for the segments which are reported as continuing operations as of December 31, 2001 is as follows:

   Machinery and equipment                          $2,167,000
   Furniture and fixtures                              229,000
   Tools and dies                                       38,000
   Leasehold improvements                               14,000
   Computer equipment                                   24,000
   --------------------------------------------------------------
   Total costs for property plant and equipment      2,472,000
   Software costs                                       98,000
   --------------------------------------------------------------
                                                     2,570,000
   Accumulated depreciation and amortization        (2,470,000)
   --------------------------------------------------------------
   Net                                                $100,000
   ==============================================================

         Depreciation and amortization on property, plant and equipment and software costs for the Company's continuing operations for 2001 and 2000 was $64,000 and $40,000, respectively.

5. Investment in Qode.com

         On August 31, 2001, the Company entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. As of December 31, 2001, the acquisition has not been consummated however, from the date of the letter of intent through December 31, 2001, the Company has made certain payments related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. in the amount of $76,000.

6. Notes Payable, Related Party

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis S. Schiller.

Total unpaid and outstanding advances from such related parties as of December 31, 2001 aggregated approximately $1.367million. Interest accrued on such notes are generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2001 $473,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $313,000 and $290,000 for 2001 and 2000, respectively.

         On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into shares of a newly created series of preferred stock, the Series B Preferred Stock. On July 13, 2001, Carol Schiller, the wife of Lewis S. Schiller, received 1,000,000 shares of restricted common stock as repayment of a $100,000 loan to the Company.

7. Revolving Line of Credit

         On July 28, 1997, Sequential entered into a revolving line of credit from FINOVA Capital Corporation, formerly United Credit Corporation (the "FINOVA Line of Credit"). The FINOVA Line of Credit provides for a borrowing base equal to the lesser of 80% of eligible accounts receivable or $400,000, required payment of a 1% annual facility fee, a 1% monthly commitment fee, against which monthly interest, exclusive of interest on any over advances, is applied. The annual monthly interest rate on the FINOVA Line of Credit is the greater of 18.5% or the prime rate in effect in New York City plus 10%, and is payable monthly. The FINOVA Line of Credit is collateralized by all of the assets of Sequential. Subsequent to December 31, 2000, the Company determined that FINOVA declared bankruptcy and the Company is attempting to establish a replacement line of credit. In November 2001, the Company was notified that the FINOVA line-of-credit would not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a $522,500 cash collateral deposit provided by Trinity to satisfy all but $7,000 of the balance owed under the line-of-credit and such funds are now owed by the Company to Trinity. During the first quarter of 2002 the $7,000 balance on the revolving line of credit was repaid by Trinity. Interest expense and factoring fees on the line of credit for 2001 and 2000 were $157,000 and $163,000.

8. Capital Stock

         The Company has authorized 50,000,000 shares of $.01 par value Common Stock. As of December 31, 2001, the Company has 40,356,545 shares issued and outstanding. The Company has not declared dividends on its Common Stock.

         The Company has authorized 1,000,000 of preferred stock. As of December 31, 2001, the Company has designated and issued 1,000 as the Series A Preferred Stock and 20,000 as the Series B Preferred Stock. All of the Series A Preferred Stock is owned by Trinity and such shares give Trinity the right to elect a majority of the Company's Board of Directors. Each share of the Series A Preferred Stock entitles the holder to annual dividends at the rate of 4%. All of the Series B Preferred Stock is owned by Trinity for its exchange of related party debt of $2 million. The cumulative Series B Preferred Stock entitles Trinity to annual dividends at the rate of $8 per share and is convertible into shares of common stock as calculated by dividing $2 million by the lowest price that the Company's common stock has traded during the period that the Series B Preferred Stock has been outstanding. As of April 9, 2002, the Series B Preferred Stock could be converted into approximately 67 million shares of common stock. Such conversion would require an increase in the authorized capital related to the common shares of the Company. In addition, the Series B Preferred Stock is redeemable by the Company in whole or in part, at the option of the board of directors with Lewis S. Schiller, Trinity's owner, abstaining. Both the Series A and Series B Preferred stocks vote alongside of common stockholders on an if converted basis. Accrued dividends on the issued and outstanding shares of the Series A and Series B Preferred Stock as and for the year ended December 31, 2001 were $178,000.

9. Stock Options and Warrants

Stock Purchase Warrants

         For all of 2000 and as of the beginning of 2001 the Company had outstanding warrants to purchase 1,430,000 shares of common stock for $0.01 per share and a warrant to purchase 135,000 shares of common stock for $10 per share. On March 30, 2001, warrants to purchase 1,280,000 shares of common stock were exercised for $0.01 per share. On May 4, 2001, a warrant to purchase 150,000 shares of common stock was exercised for $0.01. In July 2001, the warrant to purchase 135,000 shares of common stock for $10 per share expired and was not exercised.

Stock Options

         On January 2, 2001 the Board of Directors adopted The Finx Group, Inc. 2001 Employee Stock Option Plan for the issuance of options to purchase a maximum of 12,000,000 shares. On July 2, 2001, the Board of Directors adopted an amendment to the plan increasing the maximum number of shares to 17,000,000 and on the same date the Company granted to consultants, options to purchase 12,610,000 shares of common stock for $0.15 per share to consultants, granted to Lewis S. Schiller, options to purchase 750,000 shares for $0.15 per share and granted to Grazyna B. Wnuk options to purchase 375,000 shares of common stock for $0.15 per share. On October 15, 2001 the Company granted to a consultant an option to purchase 300,000 shares of common stock for $0.15 per share. On November 7, 2001 the Company granted to consultants an option to purchase 90,000 shares of common stock for $0.15 per share. On December 12, 2001 the Company granted to consultants, options to purchase 3,000,000 shares of common stock for $0.30 per share, the exercise price, which was subsequently reduced to $0 per share. On September 14, 2001, the Company registered 12,000,000 common shares on Form S-8 and on December 12, 2001 registered an additional 5,000,000 shares on Form S-8, whereby all of such shares were reserved for the exercise of the aforementioned options. During 2001, options to purchase 14,775,000 shares of common stock were exercised and as of December 31, 2001 options to purchase 2,350,000 shares of common stock at $0.15 per share remain outstanding.

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company continues to measure compensation cost for stock option plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees"; however, options issued to non-employees is valued using the Black-Sholes option-pricing model

         For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during 2001 to estimate the fair value of options granted:

Dividend yield                                       0.0%
Expected volatility                               144.34%
Risk-free interest rate                              6.0%
Expected life of options                          3 years

         The Company valued the options issued to consultants using the Black-Scholes option-pricing model and recorded stock compensation expense of $4.547 million. The Company valued the options issued to Lewis S. Schiller and Grazyna B. Wnuk using the intrinsic value method and recorded stock compensation expense of $127,000, representing the difference between the exercise price of such options and the fair value of the underlying common shares.

         Had compensation cost for the Company's stock options issued to employees been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                   2001                 2000
--------------------------------------------------------------------------------------------------------------------
  Net loss:
    As reported                                                            $    (11,824,000)     $  (8,478,000)
    Pro forma under SFAS No. 123                                           $    (11,951,000)     $  (8,478,000)
  Basic and diluted net loss per common share:
    As reported                                                                      ($0.55)            ($1.26)
    Pro forma under SFAS No. 123                                                     ($0.56)            ($1.26)

         The following table summarizes the Company's fixed stock purchase warrants and options for 2001 and 2000.

--------------------------------------------------------------------------------------------------------------------
                                                                          2001
                                                                        Weighted                    2000 Weighted
                                                         2001           Average          2000          Average
                                                        Shares       Exercise Price     Shares      Exercise Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                         1,565,000       $0.87          1,565,000       $0.87
Granted                                                 17,125,000       $0.12                  -         -
Exercised                                             (16,205,000)       $0.12                  -         -
Forfeited/Expired                                        (135,000)       $10.00                 -         -
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                               2,350,000       $0.15          1,565,000       $0.87
====================================================================================================================

Options exercisable at year end                          2,350,000       $0.15          1,565,000         -
====================================================================================================================
Weighted-average fair value of options granted
during the year                                              $0.28                       $0.01
====================================================================================================================

         As of December 31, 2001, the Company has outstanding options to purchase 2,350,000 shares of common stock for $0.15 per share having a weighted-average remaining contractual life of 2.51.

10. Related Party Transactions

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, , advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2001 aggregated approximately $1.367million. Interest accrued on such notes are generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2001 $473,000 of such interest remains unpaid. Interest expense and financing fees on related party notes was $313,000 and $290,000 for 2001 and 2000, respectively.

         On July 27, 2000, the Company concluded an agreement to acquire a controlling interest in Shopclue.com in exchange for 1,000,030 shares of the Company's Common Stock. The Company purchased the Shopclue.com common shares from family members of Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of its Board of Directors. During the fourth quarter of 2001, Shopclue.com ceased operations and is presented in the consolidated financial statements as a discontinued segment.

         On July 27, 2000, the Company acquired a 23.42% equity interest in Biz Chase, from Trinity. Biz Chase's concept was developed by Lewis S. Schiller's adult son, Blake Schiller, the founder of Shopclue.com, and provided Shopclue.com with its software under a licensing agreement. Effective September 30, 2000, Biz Chase received common stock shares of Shopclue.com representing 19% of Shopclue.com's outstanding common stock shares in exchange for the assumption of $897,000 of notes payable that Shopclue.com owed to related parties. Bizchase had developed a wholesale web based development solution that was intended to provide an online solution for small businesses. During the fourth quarter of 2001, Bizchase ceased operations and is presented in the consolidated financial statements as a discontinued segment.

         On May 7, 2001, Trinity converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001. On May 7, 2001, Trinity converted an additional $2 million of related party debt into 20,000 shares of a newly created series of preferred stock, the Series B Preferred Stock. On July 13, 2001, Carol Schiller, the wife of Lewis S. Schiller, received 1,000,000 shares of restricted common stock as repayment of a $100,000 loan to the Company.

         On September 19, 2001 the Company acquired 95.87% of Granite's common stock upon the issuance of 3,000,000 shares of its unregistered Common Stock (the "Acquisition Shares"). Of the Selling Shareholders, Grazyna B. Wnuk received 124,031 Acquisition Shares for her ownership interest in Granite; and immediate family members of Lewis S. Schiller, received 397,934 Acquisition Shares for their ownership interest in Granite. In accordance with the terms of the Stock Purchase Agreement, the Selling Shareholders hold certain demand and

"piggyback" registration rights with respect to the Acquisition Shares received by them in connection with the Acquisition on terms specified in the Stock Purchase Agreement.

         In November 2001, the Company was notified that the FINOVA line-of-credit would not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a cash collateral deposit provided by Trinity to satisfy all but $7,000 of the balance owed under the line-of-credit and such funds are now owed by the Company to Trinity.

         On November 11, 2001, the Company entered into an agreement to acquire 5,000,000 shares of Trans Global Services, Inc.'s (Trans Global) common stock in exchange for 2,500,000 shares of our common stock. The Company also had committed to obtain funding of $1 million for Trans Global for which it would have received preferred stock that would convert into a maximum of 3,000,000 shares of Trans Global's common stock. As of December 31, 2001, the Company had provided Trans Global with $250,000 of funding. Subsequent to December 31, 2001, the Company had not obtained additional funding and determined that it was not in its best interest to expend additional time and resources pursuing the funding of Trans Global. On March 7, 2002, the Company entered into a mutual termination agreement with Trans Global whereby all 2,500,000 shares of the Company's common stock was returned by Trans Global Services, Inc. to the Company and 4,000,000 of the 5,000,000 shares of Trans Global's common stock was returned to them by the Company. In consideration of the $250,000 funding that the Company provided to Trans Global, the remaining 1,000,000 shares of Trans Global common stock were retained by designee's of the Company's. The designees included Lewis S. Schiller, members of Mr. Schiller's immediate family, and Grazyna B. Wnuk and such designation was for the payment of $250,000 of related party debt owed by the Company to Trinity (see footnote 16).

         On November 30, 2001, we executed an agreement with Orion Telecom Operating Corporation ("PRion Telecom"), pursuant to which Trinity provided Orion Telecom with 1,875,000 of its shares of our common stock as a collateral escrow deposit to enable Orion Telecom to obtain a $250,000 working capital loan. As consideration for providing the collateral for its loan, Orion Telecom Operating Corporation agrees to pay the Company and Trinity a sum equal to $0.00125 per each minute of certain telecommunication services intended to be provided by Orion Telecom. The Company and Trinity will receive 50% each of any monies generated and earned pursuant to this agreement with Orion Telecom. Upon repayment of the loan, 875,000 shares will be returned to Trinity and the remaining 1,000,000 shares will be turned over to Orion Telecom in exchange for 1% of Orion Holdings, Inc.'s common stock. Trinity will also receive 1% of Orion Holdings, Inc.'s common stock.

11. Income Taxes
         The Company, as of December 31, 2001, has available approximately $55.683 million of net operating loss carry forwards to reduce future Federal and state income taxes, representing a net deferred tax asset of approximately $22.3 million. Based upon the level of historical tax losses, the Company has established a valuation allowance against the entire net deferred tax asset. This represents an increase in the valuation allowance of approximately $2.9 million from December 31, 2001. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

-------------------------------------------------------------------------
Year of expiration                      Net operating loss carry forward
-------------------------------------------------------------------------
  2002                                                         5,384,000
  2003                                                         5,163,000
  2004                                                         5,616,000
  2005                                                         2,207,000
  2006                                                         3,144,000
  2007                                                         3,023,000
  2008                                                         2,044,000
  2009                                                         1,851,000
  2010                                                         2,050,000
  2011                                                         3,171,000
  2012                                                           194,000
  2018                                                         1,080,000
  2019                                                         1,319,000
  2020                                                         8,261,000
  2021                                                        11,176,000
-------------------------------------------------------------------------
                                                             $55,683,000
-------------------------------------------------------------------------

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 2001 and 2000, and may be further limited if substantial changes in the Company ownership were to occur.

12. Commitments and Contingencies

Operating Leases

         As of December 31, 2001, the Company does not have any operating leases with firm commitments extending beyond one year. All of its current premises are leased on a month to month basis and as of December 31, 2001 such monthly lease payments approximated $15,000 per month.

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

         As of December 31, 2001, the Company has not entered into an employment agreement with Grazyna B. Wnuk, the Company's Vice-President, Director and Secretary. The Company anticipates that it will negotiate terms and conditions for a contract with Ms. Wnuk at a future date.

Legal Proceedings

         The Company is not involved in any legal proceedings of a material nature that management believes would adversely affect our business, results of operations or financial condition.

13. Segment Information

         Statement of Financial accounting standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified five separate reportable business segments as follows:

   (1)  Electro-Mechanical and Electro-Optical Products
   (2)  Specialized Vending Machines and Avionics Equipment
   (3)  Security Systems
   (4)  Internet  Marketing
   (5)  Software Development

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, and management fees charged by The Finx Group, all of which are eliminated in the consolidated financial statements. All of the Company's segments are beyond their development stages and have developed commercially viable products and or services. However, as of December 31, 2001, only the Electro-Mechanical and Electro-Optical Products segment has generated meaningful revenues. The remaining segments require additional funding to enable them to either produce their products or provide their services and to market such products and services to their target consumers. Until such funding is obtained, if ever, no assurances can be given that the Company's segments will ever produce meaningful revenues.

For the years ended December 31,                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------
Revenues:
   Electro-Mechanical and Electro-Optical Products                                $1,287,000            $2,406,000
   Specialized Vending Machines and Avionics Equipment                               190,000               401,000
   Software Development                                                               19,000                     -
   Internet marketing                                                                182,000               382,000
-------------------------------------------------------------------------------------------------------------------
                                                                                   1,678,000             3,189,000
   Corporate                                                                         720,000               450,000
   Inter segment charges                                                            (720,000)             (450,000)
-------------------------------------------------------------------------------------------------------------------
     Total revenues                                                               $1,678,000            $3,189,000
===================================================================================================================

For the years ended December 31,                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------
Operating Loss:
   Electro-Mechanical and Electro-Optical Products                               ($  867,000)          ($   47,000)
   Specialized Vending Machines and Avionics Equipment                              (193,000)             (457,000)
   Security Systems                                                                 (682,000)             (497,000)
   Software Development                                                           (2,727,000)                    -
   Internet marketing                                                               (672,000)             (729,000)
-------------------------------------------------------------------------------------------------------------------
                                                                                  (5,141,000)           (1,730,000)
   Corporate                                                                      (5,476,000)             (835,000)
-------------------------------------------------------------------------------------------------------------------
     Total Operating Loss                                                       ($10,617,000)          ($2,565,000)
===================================================================================================================


For the years ended December 31,                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Electro-Mechanical and Electro-Optical Products                              ($   334,000)          ($  335,000)
   Specialized Vending Machines and Avionics Equipment                               (80,000)              (84,000)
   Security Systems                                                                  (60,000)              (40,000)
   Software Development                                                              (10,000)                    -
   Internet marketing                                                                (74,000)              (20,000)
-------------------------------------------------------------------------------------------------------------------
                                                                                    (558,000)             (479,000)
   Corporate                                                                         (86,000)              (67,000)
   Intersegment charges                                                              109,000                48,000
-------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                     ($   535,000)          ($  498,000)
===================================================================================================================

For the years ended December 31,                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------
Net Loss:
   Electro-Mechanical and Electro-Optical Products                              ($ 1,184,000)          ($  331,000)
   Specialized Vending Machines and Avionics Equipment                              (266,000)             (530,000)
   Security Systems                                                                 (742,000)             (536,000)
   Software Development                                                           (2,734,000)                    -
   Internet marketing                                                               (732,000)             (749,000)
-------------------------------------------------------------------------------------------------------------------
                                                                                  (5,658,000)           (2,146,000)
   Corporate                                                                      (5,518,000)             (879,000)
   Minority interest in loss of subsidiaries                                               -               113,000
-------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations                                               (11,176,000)           (2,912,000)
   Loss from Discontinued Operations                                                (648,000)           (5,566,000)
-------------------------------------------------------------------------------------------------------------------
     Total Net Loss                                                             ($11,824,000)          ($8,478,000)
===================================================================================================================


For the years ended December 31,                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization:
   Electro-Mechanical and Electro-Optical Products                               $     5,000            $    8,000
   Internet marketing                                                                 35,000                 9,000
-------------------------------------------------------------------------------------------------------------------
                                                                                      40,000                17,000
   Corporate                                                                          24,000                23,000
-------------------------------------------------------------------------------------------------------------------
   Depreciation and amortization, continuing operations                               64,000                40,000
   Depreciation and amortization, discontinued operations                            116,000                58,000
-------------------------------------------------------------------------------------------------------------------
     Total Depreciation and Amortization                                         $   180,000            $   98,000
===================================================================================================================


For the years ended December 31,                                                        2001                  2000
-------------------------------------------------------------------------------------------------------------------
Assets:
   Electro-Mechanical and Electro-Optical Products                               $ 1,564,000            $1,827,000
   Specialized Vending Machines and Avionics Equipment                               310,000               372,000
   Security Systems                                                                   10,000                10,000
   Software Development                                                               12,000                     -
   Internet marketing                                                                195,000               274,000
-------------------------------------------------------------------------------------------------------------------
                                                                                   2,091,000             2,483,000
   Corporate                                                                      18,496,000            12,505,000
   Intersegment investments                                                      (13,443,000)          (12,008,000)
   Intersegment receivables                                                       (5,832,000)           (1,392,000)
-------------------------------------------------------------------------------------------------------------------
   Assets, continuing operations                                                   1,312,000             1,588,000
   Net assets of discontinued operations                                              36,000               207,000
-------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                $ 1,348,000            $1,795,000
===================================================================================================================

14. Discontinued Operations

During the forth quarter of 2001, the operations of Shopclue.com and Bizchase ceased and as such their operations during 2001 and 2000 are presented as discontinued. The information regarding the Company's discontinued operations is summarized as follows:

                                                                 Shopclue.com           Bizchase         Total
-------------------------------------------------------------------------------------------------------------------
Net long-term assets of Discontinued Segments:
Property, plant and equipment and software costs:
   Property, plant and equipment                                 $    25,000        $    45,000       $    70,000
   Less accumulated depreciation and amortization                    (14,000)           (20,000)          (34,000)
-------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment and software costs                  11,000             25,000            36,000
Other assets:
   Investment in consolidated subsidiaries                                 -            897,000           897,000
   Eliminated intercompany assets                                          -           (897,000)         (897,000)
-------------------------------------------------------------------------------------------------------------------
   Net long-term assets of discontinued segments                      11,000             25,000            36,000
===================================================================================================================


                                                                 Shopclue.com           Bizchase         Total
-------------------------------------------------------------------------------------------------------------------
Net Current Liabilities of Discontinued Segments:
   Accounts payable                                             $     31,000        $    29,000       $    60,000
   Accrued payroll                                              $    132,000        $   130,000           262,000
   Accrued payroll taxes                                        $    154,000        $    91,000           245,000
   Capital lease obligations                                    $          -        $    37,000            37,000
   Accrued management fees, related parties                     $          -        $   270,000           270,000
   Accrued interest expense, related parties                    $          -        $   188,000           188,000
   Notes payable, related parties                               $     18,000        $ 1,640,000         1,658,000
   Eliminated inter segment liabilities                         $    (18,000)       $(2,098,000)       (2,116,000)
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                            317,000            287,000           604,000
-------------------------------------------------------------------------------------------------------------------
   Interest income receivable, related parties                        20,000                  -            20,000
   Notes receivable, related party                                   135,000                  -           135,000
   Eliminated inter segment assets                                  (155,000)                 -          (155,000)
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                       -                  -                 -
-------------------------------------------------------------------------------------------------------------------
Net current liabilities of discontinued segments                $    317,000        $   287,000       $   604,000
===================================================================================================================

                                                                 Shopclue.com           Bizchase         Total
-------------------------------------------------------------------------------------------------------------------
Loss form Operations of Discontinued Segments:
Year Ended December 31, 2001:
   Sales                                                        $     20,000        $         -       $    20,000
   Cost of goods sold                                                      -                  -                 -
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                                       20,000                  -            20,000
-------------------------------------------------------------------------------------------------------------------
   Write-off impaired assets                                               -             47,000            47,000
   Depreciation and amortization                                       8,000            108,000           116,000
   Bad debt expense                                                    9,000                  -             9,000
   Other general and administrative expense                           22,000            487,000           509,000
   Related party management fees                                           -            180,000           180,000
-------------------------------------------------------------------------------------------------------------------
   Operating expenses                                                 39,000            822,000           861,000
-------------------------------------------------------------------------------------------------------------------
   Operating loss                                                    (19,000)          (822,000)         (841,000)
   Interest income, related parties                                   13,000                  -            13,000
   Interest expense and financing fees, related parties                    -           (136,000)         (136,000)
   Elimination of inter segment transactions                               -            316,000           316,000
-------------------------------------------------------------------------------------------------------------------
     Loss from operations of discontinued segments              $     (6,000)       $  (642,000)      $  (648,000)
===================================================================================================================


                                                                 Shopclue.com           Bizchase         Total
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000:
   Sales                                                        $     44,000        $         -       $    44,000
   Cost of goods sold                                           $     39,000   -    $         -            39,000
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                                        5,000                  -             5,000
-------------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                                       6,000             52,000            58,000
   Bad debt expense                                                   17,000                  -            17,000
   Research and development                                        4,840,000                  -         4,840,000
   Selling expense                                                   157,000                  -           157,000
   Other general and administrative expense                          146,000            393,000           539,000
   Related party management fees                                           -             90,000            90,000
-------------------------------------------------------------------------------------------------------------------
   Operating expenses                                              5,166,000            535,000         5,701,000
-------------------------------------------------------------------------------------------------------------------
   Operating loss                                                 (5,161,000)          (535,000)       (5,696,000)
   Interest income, related parties                                    7,000                  -             7,000
   Interest expense and financing fees, related parties              (13,000)           (60,000)          (73,000)
   Elimination of inter segment transactions                         106,000             90,000           196,000
-------------------------------------------------------------------------------------------------------------------
     Loss from operations of discontinued segments              $ (5,061,000)       $  (505,000)      $(5,566,000)
===================================================================================================================

15. New Authoritative Pronouncements

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

         The Company expects that the adoption of the new statements will not have a significant impact on its consolidated financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

16. Subsequent Events

         On January 15, 2002, options to purchase 2,525,000 shares of common stock were exercised for $0.15 per share.

         On February 21, 2002, the exclusive licensing agreement for the Georal security systems was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby Secured Portals received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the exclusive licensing agreement as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D Preferred Stock that is convertible into 4,000,000 million shares of the Company's common stock, which have a value of $680,000.

         On March 7, 2002, the Company entered into a mutual termination agreement with Trans Global whereby all 2,500,000 shares of the Company's common stock was returned by Trans Global Services, Inc. to the Company and 4,000,000 of the 5,000,000 shares of Trans Global's common stock was returned to them by the Company. In consideration of the $250,000 funding that the Company provided to Trans Global, the remaining 1,000,000 shares of Trans Global common stock were retained by designee's of the Company. The designees included Lewis S. Schiller, members of Mr. Schiller's immediate family, and Grazyna B. Wnuk and such designation was for the payment of $250,000 of related party debt owed by the Company to Trinity (see footnote 10).