Form 10QSB
period 2002-03-31
FINX GROUP INC
filed 2002-05-15
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2002

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

         As of May 10, 2002, there were 49,955,045 shares of the par value $.01 common stock outstanding.

INDEPENDENT ACCOUNTANT'S REPORT


        To the Board of Directors and Stockholders of The Finx Group, Inc.
         Elmsford, New York



                      We have reviewed the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a net loss of $885,000 for the three month period ended March 31, 2002 and has a working capital deficiency of $7,605,000 and a capital deficiency of $6,731,000 as of March 31, 2002. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties.






MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 10, 2002

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                        2002            2001
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     379,000   $     513,000
Cost of goods sold                                                               289,000         289,000
-----------------------------------------------------------------------------------------------------------
                                                                                  90,000         224,000
Reserve for obsolete and slow moving inventory                                         -        (125,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                      90,000          99,000
Operating expenses                                                               853,000         831,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                  (763,000)       (732,000)
Other income                                                                           -          26,000
Interest expense, related parties                                                (44,000)        (70,000)
Interest expense and financing fees, other                                       (34,000)        (48,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                 (841,000)       (824,000)
Loss from operations of discontinued segments                                    (44,000)       (362,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $    (885,000)  $  (1,186,000)
===========================================================================================================

Loss per share computation- basic and diluted:
  Loss from continuing operations                                               (841,000)       (824,000)
  Less dividends on preferred shares                                             (40,000)              -
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                  (881,000)       (824,000)
  Loss from operations of discontinued segments                                  (44,000)       (362,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                     (925,000)     (1,186,000)
===========================================================================================================

Weighted average shares outstanding                                           42,298,767      11,522,108
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.02)         ($0.07)
  Loss from operations of discontinued segments                                     0.00)          (0.03)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.02)         ($0.10)
===========================================================================================================
See Notes to Unaudited Consolidated Interim Financial Statements.


-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of March 31,                                                                                    2002
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $      66,000
  Accounts receivable, net                                                                      202,000
  Inventories, net                                                                            1,001,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                      1,269,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment and Software Costs:
  Property, plant and equipment                                                               2,472,000
  Software costs                                                                                 98,000
  Less accumulated depreciation and amortization                                             (2,488,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                             82,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net                                                              658,000
  Investment in Qode.com                                                                        102,000
  Security deposits                                                                              22,000
  Patents, net                                                                                   10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                          792,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,143,000
===========================================================================================================

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   2,592,000
  Accrued payroll and payroll taxes, executive officers                                       1,474,000
  Accrued payroll                                                                               396,000
  Accrued payroll taxes                                                                       1,334,000
  Notes payable executive officer, including interest                                         1,246,000
  Notes payable, related parties, including accrued interest                                    697,000
  Other current liabilities                                                                     523,000
  Net current liabilities of discontinued segments                                              612,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 8,874,000
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000 Series A preferred shares issued and outstanding; 20,000 Series B preferred shares issued and outstanding, 40,000 Series D preferred
    shares issued and outstanding as of March 31, 2002                                        2,680,000
  Common stock, $.01 par value; 50,000,000 shares authorized; 42,656,545
    shares issued and outstanding                                                               427,000
  Additional paid-in capital, common stock                                                   22,184,000
  Accumulated deficit                                                                       (31,958,000)
-----------------------------------------------------------------------------------------------------------
                                                                                             (6,667,000)
  Subscriptions receivable                                                                      (64,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                 (6,731,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,143,000
===========================================================================================================
See Notes to Unaudited Consolidated Interim Financial Statements.


-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Three Months ended March 31,                                                        2002            2001
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                             $   (841,000)   $   (824,000)
Adjustments to reconcile loss from continuing operations to
 net cash used in continuing operations:
    Reserve for obsolete and slow moving inventory                                    --         125,000
    Depreciation and amortization                                                 40,000          21,000
    Bad debt expense                                                               5,000              --
    Changes in assets and liabilities:
      Inventories                                                                (52,000)       (164,000)
      Accounts receivable, net                                                  (105,000)        113,000
      Prepaid expense and other current assets                                    19,000          (1,000)
      Accounts payable                                                           (32,000)        239,000
      Accrued payroll                                                            170,000         239,000
      Accrued payroll taxes                                                      151,000         191,000
      Accrued interest expense, related parties                                  152,000          70,000
      Other current liabilities                                                   64,000         (42,000)
-----------------------------------------------------------------------------------------------------------
Net cash used in continuing operations                                          (429,000)        (33,000)
-----------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                (44,000)       (362,000)
Adjustments to reconcile loss from operations of discontinued
 segments to net cash used in discontinued operations:
    Depreciation and amortization                                                     --          21,000
    Impaired asset write-down                                                     36,000              --
    Loss on disposal of fixed assets                                                  --           5,000
    Net change on other assets and liabilities                                     8,000          74,000
-----------------------------------------------------------------------------------------------------------
Net cash used in discontinued operations                                              --        (262,000)
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (429,000)       (295,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Investment in Qode.com                                                           (26,000)             --
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                          (26,000)             --
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                        58,000         625,000
Repayments on related party loans                                               (108,000)       (348,000)
Proceeds from exercise of stock options                                          543,000              --
Proceeds from exercise of stock purchase warrants                                     --          13,000
Net advances (payments) under revolving lines of credit                           (7,000)          5,000
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      486,000         295,000
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   31,000              --
Cash - Beginning of period                                                        35,000           3,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     66,000    $      3,000
===========================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                    $         --    $     34,000
Income Taxes                                                                          --              --
-----------------------------------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.
                                                                                                continued

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         On February 21, 2002, the Company issued 40,000 shares of its series D preferred stock, convertible into 4,000,000 shares of its common stock, in consideration for the expansion of its exclusive licensing agreement with GIL Security Systems, Inc. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $680,000, the amount included in other assets as "Exclusive License Agreement". The asset is being amortized on the straight-line method over the remaining life of the exclusive license which expires September, 2009.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. ("The Finx Group" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2002 has a working capital deficiency of $7.6 million and capital deficiency of $6.7 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

3.       Basic and Diluted Loss Per Share

         Basic loss per share reflects the amount of loss for the period attributable to each share of common stock outstanding during the reporting period. Diluted loss per share reflects basic loss per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share (i.e. reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period. For the period from January 1, 2002 through January 15, 2002, the Company had outstanding options to purchase 2,300,000 shares of common stock at $0.15 per share. For the period from January 1, 2001 through March 30, 2001, the Company had outstanding warrants to purchase 1,280,000 shares of common stock at $0.01 per share and for the period from January 1, 2001 through March 31, 2001, the Company had outstanding warrants to purchase 135,000 shares of common stock at $10 per share. For the three months ended March 31, 2002 and 2001, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. As of March 31, 2002 there were no outstanding options or warrants to purchase shares of common stock.

         In April 2002, the Company issued to consultants, options and warrants to purchase an aggregate of 5,300,000 shares of common stock, all of which were exercised for $0.04 per share and will result in $157,000 of compensation expense in the 2nd Quarter of 2002. In April of 2002, the Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 10,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance, and 10,000,000 million shares of common stock at $0.001 per share and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. These warrants issued to Lewis
S. Schiller and Grazyna B. Wnuk may result in compensation expense equal to the amount by which the fair market value of such underlying shares of common stock exceeds the exercise price of such warrants and will be calculated for each future reporting period for which the warrants remain outstanding. In May 2002, the Company issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock at $0.04 per share, which was exercised on the date of issuance and will result in $7,500 of compensation expense in the 2nd Quarter of 2002 based on the fair market value of $0.045 on the date of issuance. Such options and warrants may dilute earnings per share in the future.

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

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, and management fees charged by The Finx Group, all of which are eliminated in the consolidated financial statements. All of the Company's segments are beyond their development stages and have developed commercially viable products and or services. However, as of March 31, 2002, only the Electro-Mechanical and Electro-Optical Products and Specialized Vending Machines and Avionic Equipment segments have generated meaningful revenues. The remaining segments require additional funding to enable them to either produce their products or provide their services and to market such products and services to their target consumers. Until such funding is obtained, if ever, no assurances can be given that the Company's segments will ever produce meaningful revenues.

-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                          2002             2001
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     255,000   $      325,000
  Specialized Vending Machines and Avionics Equipment                              104,000           85,000
  Internet Marketing                                                                 5,000           58,000
  Software Development                                                              15,000               --
-------------------------------------------------------------------------------------------------------------
                                                                                   379,000          468,000
  Corporate consulting fees                                                        180,000          225,000
  Intersegment consulting fees                                                    (180,000 )       (180,000 )
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     379,000   $      513,000
=============================================================================================================

Operating loss:
  Electro-Mechanical and Electro- Optical Products                            $      (67,000) $    (182,000)
  Specialized Vending Machines and Avionics Equipment                                (17,000)        10,000
  Security Systems                                                                  (314,000)      (181,000)
  Internet Marketing                                                                (105,000)      (466,000)
  Software Development                                                               (23,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                    (526,000       (819,000)
  Corporate costs and expenses                                                      (237,000)        87,000
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                    $     (763,000) $    (732,000)
=============================================================================================================

Interest expense:
  Electro-Mechanical and Electro- Optical Products                            $       63,000  $      70,000
  Specialized Vending Machines and Avionics Equipment                                 25,000          9,000
  Security Systems                                                                    26,000         15,000
  Internet Marketing                                                                  19,000         16,000
  Software Development                                                                27,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     160,000        110,000
  Corporate costs and expenses                                                        17,000         22,000
  Intersegment charges                                                               (99,000)       (14,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  $       78,000  $     118,000
=============================================================================================================

Net Income (Loss):
  Electro-Mechanical and Electro- Optical Products                            $     (119,000) $    (222,000)
  Specialized Vending Machines and Avionics Equipment                                (42,000)            --
  Security Systems                                                                  (340,000)      (197,000)
  Internet Marketing                                                                (122,000)      (472,000)
  Software Development                                                               (50,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                    (673,000)      (891,000)
  Corporate costs and expenses                                                      (168,000)        67,000
-------------------------------------------------------------------------------------------------------------
  Loss from continuing operations                                                   (841,000)       824,000
  Loss from discontinued segments                                                    (44,000)      (362,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                          $     (885,000) $  (1,186,000)
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                             2002           2001
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                            $         1,000  $       1,000
  Security Systems                                                                     22,000             --
  Internet Marketing                                                                   10,000         13,000
-------------------------------------------------------------------------------------------------------------
                                                                                       33,000         14,000
  Corporate                                                                             7,000          7,000
-------------------------------------------------------------------------------------------------------------
  Depreciation and amortization, continuing operations                                 40,000         21,000
  Depreciation and amortization, discontinued segments                                     --         21,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                     $        40,000  $      42,000
=============================================================================================================


-------------------------------------------------------------------------------------------------------------
                                                                                   March 31,   December 31,
                                                                                        2002           2001
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                            $    1,703,000   $  1,564,000
  Specialized Vending Machines and Avionics Equipment                                335,000        310,000
  Security Systems                                                                   668,000         10,000
  Internet Marketing                                                                 199,000        195,000
  Software Development                                                                19,000         12,000
-------------------------------------------------------------------------------------------------------------
                                                                                   2,924,000      2,091,000
  Corporate                                                                       19,685,000     18,496,000
  Intersegment investments                                                       (13,443,000)   (13,443,000)
  Intersegment receivables                                                        (7,023,000)    (5,832,000)
-------------------------------------------------------------------------------------------------------------
  Assets, continuing operations                                                    2,143,000      1,312,000
  Net assets of discontinued segments                                                     --         36,000
-------------------------------------------------------------------------------------------------------------
      Total assets                                                            $    2,143,000  $   1,348,000
=============================================================================================================

5.       Discontinued Segments

         During the fourth quarter of 2001, the operations of Shopclue.com, Inc. ("Shopclue.com") and Bizchase, Inc. ("Bizchase") ceased and as such their operations are presented as discontinued. The information regarding the Company's discontinued operations is summarized as follows:

------------------------------------------------------------------------------------------------------------
As of March 31, 2002                                          Shopclue.com         Bizchase          Total
------------------------------------------------------------------------------------------------------------
Net Current Liabilities of Discontinued Segments:
   Accounts payable                                        $        30,000    $      30,000  $      60,000
   Accrued payroll                                                 132,000          130,000        262,000
   Accrued payroll taxes                                           159,000           94,000        253,000
   Capital lease obligations                                            --           37,000         37,000
   Accrued management fees, related parties                             --          270,000        270,000
   Accrued interest expense, related parties                            --          170,000        170,000
   Notes payable, related parties                                   18,000        1,513,000      1,531,000
   Eliminated intercompany liabilities                             (18,000)      (1,953,000)    (1,971,000)
------------------------------------------------------------------------------------------------------------
Total current liabilities                                          321,000          291,000        612,000
------------------------------------------------------------------------------------------------------------
   Interest income receivable, related parties                       2,000               --          2,000
   Notes receivable, related party                                   8,000               --          8,000
   Eliminated intercompany assets                                  (10,000)              --        (10,000)
------------------------------------------------------------------------------------------------------------
Total current assets                                                    --               --             --
------------------------------------------------------------------------------------------------------------
Net current liabilities of discontinued segments           $       321,000    $     291,000  $     612,000
============================================================================================================

------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2002                     Shopclue.com         Bizchase          Total
------------------------------------------------------------------------------------------------------------
Loss form Operations of Discontinued Segments:
   Write-off impaired assets                               $        12,000    $      25,000  $      37,000
   Other general and administrative expense                          2,000            1,000          3,000
------------------------------------------------------------------------------------------------------------
   Operating loss                                                  (14,000)         (26,000)       (40,000)
   Interest expense and financing fees                              (3,000)          (1,000)        (4,000)
------------------------------------------------------------------------------------------------------------
     Loss from operations of discontinued segments         $       (17,000)   $     (27,000) $     (44,000)
============================================================================================================


------------------------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2001                     Shopclue.com         Bizchase          Total
------------------------------------------------------------------------------------------------------------
Loss form Operations of Discontinued Segments:
   Revenues                                                $         9,000    $          --  $       9,000
------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                                     2,000           19,000         21,000
   Bad debt expense                                                  5,000               --          5,000
   Related party management fees                                        --           45,000         45,000
   Other general and administrative expense                          4,000          268,000        272,000
------------------------------------------------------------------------------------------------------------
   Operating expense                                                11,000          332,000        343,000
------------------------------------------------------------------------------------------------------------
   Operating loss                                                   (2,000)        (332,000)      (334,000)
   Interest income, related parties                                  4,000               --          4,000
   Interest expense and financing fees                                  --          (32,000)       (32,000)
------------------------------------------------------------------------------------------------------------
     Loss from operations of discontinued segments         $         2,000    $    (364,000) $    (362,000)
============================================================================================================


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

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "Cautionary Statements") are more fully described in the Company's December 31, 2001 Form 10-KSB and include, without limitation: We have a history of losses and cash flow deficits; the market for our common stock is limited; trading in our securities may be restricted due to compliance with applicable penny stock regulations; our company is subject to control by a principal stockholder; a significant portion of the net proceeds of any potential financing may be used for the payment of related party and other indebtedness and for salaries of executives and key personnel; we require additional financing for our business activities; we may use a significant portion of the proceeds from any financing offering to fund new businesses; we have granted significant benefits under certain existing and proposed employment agreements; the proposed activities of FMX Corp. will be dependent upon patent protection; rapid technological change could render certain of our products and proposed products obsolete or non-competitive; we cannot predict market acceptance for our proposed products; the business in which we intend to engage in is subject to intense competition; e-commerce products and services may become subject to government regulation; the board of directors may issue additional preferred stock in the future; a substantial number of our shares of common stock will be available for future sale in the public market; we do not intend to pay any dividends on the common stock in the foreseeable future; our subsidiaries have outstanding significant delinquent payroll taxes due; the liability of our officers and directors to us and our shareholders is limited; dependence on key suppliers; reliance on management; dependence on key personnel; computer viruses; Starnet365.com, Inc. will be subject to regulatory scrutiny of network marketing systems; we could be subject to potential uninsured liability, the risks relating to legal proceedings, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         As more fully disclosed in the footnotes to the unaudited interim financial statements, The Finx Group has four identifiable business segments. The operations of each of the business segments are discussed separately as follows:

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential Electronic Systems, Inc., which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers. Sequential Electronic Systems, Inc.'s revenues decreased $70,000, or 22%, from $325,000 for three months ended March 31, 2001 (the "2001 1st Quarter") to $255,000 for the three months ended March 31, 2002 (the "2002 1st Quarter"). Sequential Electronic Systems, Inc.'s 2002 1st Quarter gross profit was $54,000, or 21%. Sequential Electronic Systems, Inc.'s 2002 1st Quarter gross profit was $1,000 after a deduction of $125,000 for a reserve for obsolete and slow moving inventory. Sequential Electronic Systems, Inc.'s margin for the 2001 1st Quarter, prior to the inventory reserve, was $126,000, or 39% of sales. Sequential Electronic Systems, Inc.'s decline in revenue is primarily attributed to its inability to pay for the materials necessary to build the products included in its backlog. This inability to manufacture product has resulted in excessive downtime and idle capacity resulting in significantly reduced margins. Sequential Electronic Systems, Inc.'s operating expenses decreased $62,000, or 34%, from $183,000 for the 2001 1st Quarter to $121,000 for the 2002 1st Quarter. As a result of the above, Sequential Electronic Systems, Inc.'s operating loss decreased by $115,000, or 63%, from $182,000 for the 2001 1st Quarter to $67,000 for the 2002
1st Quarter. For both the 2002 and 2001 1st Quarters, Sequential Electronic Systems, Inc.'s operating expense included $45,000 of management fees charged by The Finx Group.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment comprise the activities of S-Tech, Inc. which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech, Inc. are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines. S-Tech, Inc.'s revenues for the 2002 1st Quarter increased $19,000, or 22%, from $85,000 for the 2001 1st Quarter to $104,000 for the 2002 1st Quarter. S-Tech, Inc.'s gross profit was $17,000, or 16% of sales, for the 2002 1st Quarter and was $28,000, or 33% of sales, for the 2001 1st Quarter. S-Tech, Inc.'s gross profit has been negatively impacted as a result of non-variable overhead costs being allocated to a relatively minimal sales volume. S-Tech, Inc.'s operating expenses increased $15,000, or 79%, from $19,000 for the 2001 1st Quarter to $34,000 for the 2002 1st Quarter. As a result of the above, S-Tech, Inc.'s operating income
(loss) decreased $27,000 from operating income of $10,000 for the 2001 1st Quarter to an operating loss of $17,000 for the 2002 1st Quarter.

Security Systems

         The Security Systems segment comprises the activities of Secured Portal Systems, Inc. and FMX Corp. Secured Portal Systems, Inc. activities consist of the marketing and distribution of the Georal Security Systems to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights. Many of the customers to whom Secured Portal Systems, Inc. will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. FMX Corp. is developing products and systems utilizing a proprietary and patented electronic fingerprint identification technology. The fingerprint identification technology being developed and utilized by FMX Corp. is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports, industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems.

         Secured Portal Systems, Inc.'s original marketing strategy was solely focused on sales of the GIL-2001 security door to the U.S. State Department. Starting in February 2002, we have expanded our marketing efforts to include all customers under the exclusive distribution agreement and we are in the process of building a sales team for such purpose. Secured Portal Systems, Inc. faces competition from companies which have far greater financial resources, personnel and experience. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate any revenues using our exclusive license. FMX Corp. has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and may generate revenues in coordination with sales, if any, of the Georal Security Systems. The Security Systems operating expenses and therefore its net operating losses increased $133,000, or 73%, from $181,000 for the 2001 1st Quarter to $314,000 for the 2002 1st Quarter. The increase in operating expenses is due to consulting fees for the increased sales team. During both the 2002 and 2001 1st Quarters, the Security System segment's operating expense included $90,000 of management fees charged by The Finx Group.

Internet Marketing

         Starnet365.com, Inc. is an internet multi-level marketing company. Starnet365.com, Inc.'s revenue source in the 2002 and 2001 1st Quarters was web hosting fees. The web hosting fees are generated from replicated web sites, which Starnet365.com, Inc. maintains for it independent representatives. Starnet365.com, Inc.'s initial launch, which started in November 2000, has been stalled due to a lack of funding which has prevented Starnet365.com, Inc. from providing additional products and marketing support to its independent representatives. If the Company is able to obtain appropriate levels of funding, management believes that it may be able to capitalize on a market using the Qode search engine. On August 31, 2001, we entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. The business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Starnet365.com, Inc. has an inventory of Qode scanning units which may be used with the Qode search engine. During the 2002 1st Quarter, Starnet365.com, Inc. generated revenues of $5,000 and during the 2001 1st Quarter generated revenues of $58,000 resulting in gross profits of $4,000, or 80%, and $25,000, or 43.1%, respectively. Operating expenses of Starnet365.com, Inc. for the 2002 1st Quarter were $109,000 including $45,000 of management fees charged by The Finx Group, Inc., $21,000 of consulting fees, $10,000 of amortization expense and $33,000 of other operating expenses. Operating expenses of Starnet365.com, Inc. for the 2001 1st Quarter were $491,000 including $59,000 of research and development related to web design and development, $59,000 of selling expense, primarily promotional allowances and commissions on product sales, $45,000 of management fees charged by The Finx Group and $329,000 of other operating costs. As a result of the above, Starnet365.com, Inc. incurred an operating loss of $105,000 for the 2002 1st Quarter and $466,000 for the 2001 1st Quarter.

Software Development

         Software Development reflects the activities of Granite Technologies, Inc. Granite Technologies, Inc was acquired on September 19, 2001 and as such the Company has reported the operations from this date forward. Revenues generated for the 2002 1st Quarter were $15,000 from a contract with Virginia Commonwealth University. Granite Technologies, Inc. develops and sells software programs for Smart Card applications. Granite Technologies, Inc. has also developed a software program that is used in e-commerce kiosks that are designed to operate like an ATM machine but for commercial applications other than just banking. Granite Technologies, Inc. has provided Virginia Commonwealth University with two software solutions which we call "the Card Office Solution" and "the Recreational Sports Solution". During the 2002 1st Quarter, Granite Technologies, Inc.'s operating expenses were $38,000 and its operating losses were $23,000.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, Inc., the holding company. During the 2002 and 2001, 1st Quarters The Finx Group, Inc. recorded $180,000 and $225,000, respectively, of management fees charged to its subsidiaries. All of such management fees are eliminated in the consolidated results of operations. The Finx Group Inc.'s operating expenses increased by $280,000 from $137,000 for the 2000 1st Quarter to $417,000 for the 2002 1st Quarter. As of March 31, 2002, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $1.4 million for unpaid salaries of which $163,000 and $100,000, respectively, is included in both the 2002 and 2001 1st Quarters operating expenses. Other significant corporate costs include legal, accounting and consulting fees.

Interest Expense and Financing Fees, Other

         Interest expense and financing fees, other for the 2002 and 2001 1st Quarters was $34,000 and $48,000, respectively. For the 2002 1st Quarter all of such interest is interest expense incurred on delinquent payroll tax obligations. For 2001, $15,000 of such interest represents accrued interest on delinquent payroll taxes and $33,000 relates to interest expense on Sequential Electronic Systems, Inc. revolving line of credit with FINOVA Capital Corporation. As of March 31, 2002, the revolving line of credit has been paid in full.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes decreased $36,000 from $70,000 for the 2001 1st Quarter to $44,000 for the 2002 1st
Quarter. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the Company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. In May of 2001, The Trinity Group, Inc. converted $3.5 million of such debt into equity of the Company. Total outstanding advances from such related parties as of March 31, 2002, approximated $1.419 million. Interest accrued on such notes are generally calculated at 9% and as of March 31, 2002 $524,000 of such interest remains unpaid.

Discontinued Operations

         During the fourth quarter of 2001 both Shopclue.com, Inc. and Bizchase, Inc. ceased operations and during the 2002 1st Quarter such entities incurred aggregate losses of $44,000 and during the 2001 1st Quarter incurred aggregate losses of $362,000.

Financial Condition - Liquidity and Capital Resources

         As of March 31, 2002 the Company had a working capital deficiency of $7.6 million. Approximately $3.4 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $1.4 million owed to Lewis Schiller and Grazyna Wnuk, and $2 million owed in the aggregate to related parties for advances and loans made to fund the operations of the Company. The delinquent payroll taxes of Sequential Electronic Systems, Inc., S-Tech, Inc., Granite Technologies, Inc., Shopclue.com, Inc. and Bizchase, Inc. in the aggregate, represents an additional $1.4 million of the working capital deficiency. Such delinquencies could have an adverse impact on our ability to obtain additional financing. During the 2002 1st Quarter, we used $429,000 for operations. Historically, we have funded our operations with advances from The Trinity Group-I, Inc., our controlling shareholder. During the 1st Quarter of 2002 we used stock options to compensate our employees and a key consultant.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2002 has a working capital deficiency of $7.6 million and capital deficiency of $6.7 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The FINX GROUP, INC.

/S/                   Chief Executive Officer and Director          May 13, 2002
Lewis S. Schiller     (Principal Executive and Accounting Officer)