Form 10QSB
period 2002-06-30
FINX GROUP INC
filed 2002-08-19
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002

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

         As of July 31, 2002, there are 49,873,664 shares of the par value $.01 common stock outstanding.

-----------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                              Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended June 30,                                                         2002            2001
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     480,000   $     354,000
Cost of goods sold                                                               353,000         193,000
-----------------------------------------------------------------------------------------------------------
                                                                                 127,000         161,000
Reserve for obsolete and slow moving inventory                                  (117,000)       (125,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                      10,000          36,000
Operating expenses                                                             1,366,000         260,000
Compensation expense, executive stock appreciation rights                      2,010,000               -
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (3,366,000)       (224,000)
Other expense                                                                     (3,000)        (22,000)
Interest expense, related parties                                                (34,000)        (73,000)
Interest expense and financing fees, other                                       (18,000)        (83,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (3,421,000)       (402,000)
Loss from operations of discontinued segments                                   (185,000)       (254,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (3,606,000)  $    (656,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                             (3,421,000)       (402,000)
  Less dividends on preferred shares                                             (40,000)              -
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (3,461,000)       (402,000)
  Loss from operations of discontinued segments                                 (185,000)       (254,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                   (3,646,000)       (656,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           48,800,288      16,346,983
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.07)         ($0.02)
  Loss from operations of discontinued segments                                     0.00           (0.02)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.07)         ($0.04)
-----------------------------------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                              Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                           2002            2001
-----------------------------------------------------------------------------------------------------------

Sales                                                                      $     854,000   $     764,000
Cost of goods sold                                                               642,000         448,000
-----------------------------------------------------------------------------------------------------------
                                                                                 212,000         316,000
Reserve for obsolete and slow moving inventory                                  (117,000)       (250,000)
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                      95,000          66,000
Operating expenses                                                             2,137,000         646,000
Compensation expense, executive stock appreciation rights                      2,010,000               -
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (4,052,000)       (580,000)
Other expense                                                                     (9,000)         (5,000)
Interest expense, related parties                                                (60,000)       (128,000)
Interest expense and financing fees, other                                       (41,000)       (132,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (4,162,000)       (845,000)
Loss from operations of discontinued segments                                   (306,000)       (996,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (4,468,000)  $  (1,841,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                             (4,162,000)       (845,000)
  Less dividends on preferred shares                                             (80,000)              -
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (4,242,000)       (845,000)
  Loss from operations of discontinued segments                                 (306,000)       (996,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                   (4,548,000)     (1,841,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           45,567,487      14,527,830
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.09)         ($0.06)
  Loss from operations of discontinued segments                                    (0.01)          (0.07)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.10)         ($0.13)
-----------------------------------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                                    Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of June 30,                                                                                     2002
-----------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSSETS:
  Cash                                                                                    $       3,000
  Accounts receivable, net                                                                      279,000
  Inventories, net                                                                              881,000
  Notes receivable                                                                               17,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                      1,180,000
-----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment and Software Costs:
  Property, plant and equipment                                                               2,464,000
  Less accumulated depreciation and amortization                                             (2,441,000)
-----------------------------------------------------------------------------------------------------------
    Net property plant and equipment                                                             23,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see footnote 8)                                           1,042,000
  Security deposits                                                                              21,000
  Patents, net                                                                                   10,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                        1,073,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,276,000
-----------------------------------------------------------------------------------------------------------


LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   2,547,000
  Accrued payroll and payroll taxes, executive officers                                       1,649,000
  Accrued payroll                                                                               405,000
  Accrued payroll taxes                                                                       1,427,000
  Notes payable executive officer, including interest                                         1,430,000
  Notes payable, related parties, including accrued interest                                    686,000
  Other current liabilities                                                                     473,000
  Net current liabilities of discontinued segments                                            1,063,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 9,680,000
-----------------------------------------------------------------------------------------------------------

    Commitments and contingencies (see footnote 6)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
   Series A preferred shares issued and outstanding; 20,000 Series B preferred shares issued and outstanding, 60,000 Series C preferred shares issued and outstanding, 40,000 Series D preferred shares issued
   and outstanding as of June 30, 2002                                                        3,100,000
  Common stock, $.01 par value; 50,000,000 shares authorized;
   49,873,664 shares issued and outstanding as of June 30, 2002 (see
   footnote 7)                                                                                  499,000
  Additional paid-in capital, common stock                                                   24,578,000
  Accumulated deficit                                                                       (35,581,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                 (7,404,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,276,000
-----------------------------------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Six Months ended June 30,                                                           2002            2001
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                             $ (4,162,000)   $   (845,000)
Adjustments to reconcile loss from continuing operations to
  net cash provided by (used in) continuing operations:
    Reserve for obsolete and slow moving inventory                               117,000         250,000
    Depreciation and amortization                                                 72,000          15,000
    Bad debt expense                                                              15,000          22,000
    Non cash expense from issuance of stock options and
     stock purchase warrants                                                     171,000              --
    Compensation expense, executive stock appreciation rights                  2,010,000              --
    Inpairment charge                                                            102,000              --
    Changes in assets and liabilities:
      Inventories                                                               (166,000)       (350,000)
      Accounts receivable, net                                                  (192,000)         94,000
      Prepaid expense and other current assets                                     4,000          11,000
      Accounts payable                                                           365,000         148,000
      Accrued payroll                                                            354,000         303,000
      Accrued payroll taxes                                                      244,000         260,000
      Accrued interest expense, related parties                                  204,000         120,000
      Other current liabilities                                                    8,000          (8,000)
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (854,000)         20,000
-----------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                               (306,000)       (996,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash used in discontinued operations:
    Depreciation and amortization                                                 10,000          84,000
    Impairment charge                                                            191,000              --
    Bad debt expense                                                                  --           5,000
    Net change in other assets and liabilities                                    33,000         467,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                 (72,000)       (440,000)
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (926,000)       (420,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                       (43,000)         (1,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                            (43,000)         (1,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                        90,000         598,000
Repayments on related party loans                                                (20,000)       (108,000)
Proceeds from exercise of stock options                                          873,000              --
Proceeds from exercise of stock purchase warrants                                  1,000          33,000
Net advances (payments) under revolving lines of credit                           (7,000)       (100,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                      937,000         423,000
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                  (32,000)          2,000
Cash - Beginning of period                                                        35,000           3,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $      3,000    $      5,000
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.
                                                                                                 continued

-----------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Six Months ended June 30,                                                  2002           2001
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                      $       --    $    102,000
Income Taxes                                                                          --              --
-----------------------------------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         On February 21, 2002, the Company issued 40,000 shares of its series D preferred stock, convertible into 4,000,000 shares of its common stock and on May 17 2002, the Company issued 60,000 shares of its series C preferred stock, convertible into 6,000,000 shares of its common stock, in consideration for two separate expansions of its exclusive licensing agreement with GIL Security Systems, Inc. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $1,100,000, the amount included in other assets as "Exclusive License Agreement". The asset is being amortized on the straight-line method over the remaining life of the exclusive license which expires September 18, 2009.

         On April 8, 2002, the Company entered into a settlement agreement with a creditor in order to settle a $17,000 obligation. On April 8, 2002 the Company placed 500,000 shares of its common stock into escrow and on May 17, 2002, in final settlement, 353,844 shares of common stock held in escrow were remitted to the creditor and 146,156 shares of common stock were returned to the Company. The value of the shares remitted to the creditor approximated $17,000.

         In April 2002, the Company issued options and warrants to purchase an aggregate of 5,300,000 shares of common stock to its key consultants. Such options and warrant, using the Black-Scholes option valuation formula, were valued at $157,000, which was charged to operations as a non cash expense.

         In April of 2002, the Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. Originally, the warrants issued to Lewis S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk provide for cashless exercise provisions which requires the Company to calculate compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof are outstanding. As of June 30, 2002, the non cash compensation expense charged to operations for such stock appreciation rights related to the warrants was $2,010,000.

See Notes to Unaudited Consolidated Interim Financial Statements.
                                                                       continued

-----------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Six Months ended June 30,                                                           2002            2001
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In May 2002, the Company issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock, which resulted in a $15,000 of non cash charge to operations.

         On August 31, 2001, the Company entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Since August 31, 2001, the Company had made certain payments related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. in the amount of $117,000 and in June 2002, upon its determination that it would not consummate the asset acquisition, such amounts were written-off and charged to operations.

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
               Three and Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2002 has a working capital deficiency of $8.5 million and capital deficiency of $7.4 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2001 Form 10-KSB.

         On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

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

         For the period from January 1, 2002 through January 15, 2002, the Company had outstanding options to purchase 2,300,000 shares of common stock at $0.15 per share. On April 1, 2002 the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share of which 148,500 were exercised upon issuance and 1,500 were outstanding from April 1, 2002 through June 30, 2002. On April 8, 2002, the Company issued options to purchase 5,150,000 shares of common stock at $0.04 per share, which were all exercised on the date of issuance. On April 8, 2002 Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance, all such warrants were outstanding for the period from April 8, 2002 through June 30, 2002. On May 8, 2002, the Company issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock at $0.04 per share, which was exercised on the date of issuance.

         For the period from January 1, 2001 through March 30, 2001, the Company had outstanding warrants to purchase 1,280,000 shares of common stock at $0.01 per share and for the period from January 1, 2001 through May 4, 2001, the Company had outstanding warrants to purchase 135,000 shares of common stock at $10 per share.

         For the three and six months ended June 30, 2002 and 2001, all of the Company's potential common shares were anti-dilutive and a dual presentation of loss per share is not presented. As of June 30, 2002 the Company had outstanding warrants to purchase 30,000,000 shares of common stock at $0.043 per share and a warrant to purchase 1,500 shares at $0.01 per share. Such warrants may dilute earnings per share in the future.

4.       Segment Information

         Statement of Financial accounting standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the reporting of information about operating segments and defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Lewis S. Schiller, the Company's Chief Executive Officer, who evaluates the Company's businesses based upon the separate financial statements and information of the underlying subsidiaries of the Company. Based on the above evaluation, the Company has identified four separate reportable business segments as follows:

   (1)      Electro-Mechanical and Electro-Optical Products
   (2)      Specialized Vending Machines and Avionics Equipment
   (3)      Security Systems
   (4)      Software Development

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales but there are intersegment advances and related interest charges, and management fees charged by The Finx Group, all of which are eliminated in the consolidated financial statements. All of the Company's segments are beyond their development stages and have developed commercially viable products and or services. However, as of June 30, 2002, only the Electro-Mechanical and Electro-Optical Products and Specialized Vending Machines and Avionic Equipment segments have generated meaningful revenues. The remaining segments require additional funding to enable them to either produce their products or provide their services and to market such products and services to their target consumers. Until such funding is obtained, if ever, no assurances can be given that the Company's segments will ever produce meaningful revenues.

-------------------------------------------------------------------------------------------------------------

Three Months Ended June 30,                                                           2002             2001
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                           $     353,000   $      309,000
  Specialized Vending Machines and Avionics Equipment                              127,000           45,000
-------------------------------------------------------------------------------------------------------------
                                                                                   480,000          354,000
  Corporate consulting fees                                                        135,000          135,000
  Inter segment consulting fees                                                   (135,000)        (135,000)
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                         $     480,000   $      354,000
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                           $    (183,000)  $      (40,000)
  Specialized Vending Machines and Avionics Equipment                               42,000            9,000
  Security Systems                                                                (496,000)        (191,000)
  Software Development                                                             (34,000)              --
-------------------------------------------------------------------------------------------------------------
                                                                                  (671,000)        (222,000)
  Corporate costs and expenses                                                  (2,695,000)          (2,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                   $  (3,366,000)  $     (224,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

Three Months Ended June 30,                                                           2002             2001
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                             $      74,000  $     134,000
  Specialized Vending Machines and Avionics Equipment                                 14,000         34,000
  Security Systems                                                                    42,000         13,000
  Software Development                                                                13,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     143,000        181,000
  Corporate costs and expenses                                                        19,000         23,000
  Inter segment charges                                                             (110,000)       (48,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                   $      52,000  $     156,000
-------------------------------------------------------------------------------------------------------------

Net Income (Loss):
  Electro-Mechanical and Electro- Optical Products                             $    (246,000) $    (182,000)
  Specialized Vending Machines and Avionics Equipment                                 23,000        (24,000)
  Security Systems                                                                  (540,000)      (205,000)
  Software Development                                                               (48,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                    (811,000)      (411,000)
  Corporate costs and expenses                                                    (2,610,000)         9,000
-------------------------------------------------------------------------------------------------------------
  Loss from continuing operations                                                 (3,421,000)      (402,000)
  Loss from discontinued segments                                                   (185,000)      (254,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                           $  (3,606,000) $    (656,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $       1,000  $       1,000
  Security Systems                                                                    36,000             --
  Software development                                                                 1,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                      38,000          1,000
  Corporate                                                                            5,000          6,000
-------------------------------------------------------------------------------------------------------------
  Depreciation and amortization, continuing operations                                43,000          7,000
  Depreciation and amortization, discontinued segments                                    --         50,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $      43,000  $      57,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

Six Months Ended June 30,                                                             2002             2001
-------------------------------------------------------------------------------------------------------------

Revenues:
  Electro-Mechanical and Electro- Optical Products                             $     608,000  $     634,000
  Specialized Vending Machines and Avionics Equipment                                231,000        130,000
  Software Development                                                                15,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     854,000        764,000
  Corporate consulting fees                                                          270,000        270,000
  Inter segment consulting fees                                                     (270,000)      (270,000)
-------------------------------------------------------------------------------------------------------------
      Total revenues                                                           $     854,000  $     764,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

Six Months Ended June 30,                                                             2002             2001
-------------------------------------------------------------------------------------------------------------

Operating loss:
  Electro-Mechanical and Electro- Optical Products                             $    (250,000) $    (223,000)
  Specialized Vending Machines and Avionics Equipment                                 43,000         19,000
  Security Systems                                                                  (810,000)      (372,000)
  Software Development                                                               (57,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,074,000       (576,000)
  Corporate costs and expenses                                                    (2,978,000)        (4,000)
-------------------------------------------------------------------------------------------------------------
      Total operating loss                                                     $  (4,052,000) $    (580,000)
-------------------------------------------------------------------------------------------------------------

Interest expense:
  Electro-Mechanical and Electro- Optical Products                             $     136,000  $     204,000
  Specialized Vending Machines and Avionics Equipment                                 28,000         45,000
  Security Systems                                                                    67,000         28,000
  Software Development                                                                41,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                     272,000        277,000
  Corporate costs and expenses                                                        36,000         43,000
  Inter segment charges                                                             (207,000)       (60,000)
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                                   $     101,000  $     260,000
-------------------------------------------------------------------------------------------------------------

Net Income (Loss):
  Electro-Mechanical and Electro- Optical Products                             $    (365,000) $    (405,000)
  Specialized Vending Machines and Avionics Equipment                                  5,000        (23,000)
  Security Systems                                                                  (877,000)      (402,000)
  Software Development                                                               (98,000)            --
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,335,000)      (830,000)
  Corporate costs and expenses                                                    (2,827,000)       (15,000)
-------------------------------------------------------------------------------------------------------------
  Loss from continuing operations                                                 (4,162,000)      (845,000)
  Loss from discontinued segments                                                   (306,000)      (996,000)
-------------------------------------------------------------------------------------------------------------
      Total net loss                                                           $  (4,468,000) $  (1,841,000)
-------------------------------------------------------------------------------------------------------------

Depreciation and amortization:
  Electro-Mechanical and Electro- Optical Products                             $       2,000  $       2,000
  Security Systems                                                                    58,000             --
  Software development                                                                 1,000             --
-------------------------------------------------------------------------------------------------------------
                                                                                      61,000          2,000
  Corporate                                                                           11,000         13,000
-------------------------------------------------------------------------------------------------------------
  Depreciation and amortization, continuing operations                                72,000         15,000
  Depreciation and amortization, discontinued segments                                10,000         84,000
-------------------------------------------------------------------------------------------------------------
      Total depreciation and amortization                                      $      82,000  $      99,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                                   December
                                                                                    June 30,            31,
                                                                                        2002           2001
-------------------------------------------------------------------------------------------------------------
Assets:
  Electro-Mechanical and Electro- Optical Products                             $   1,664,000  $   1,564,000
  Specialized Vending Machines and Avionics Equipment                                397,000        310,000
  Security Systems                                                                 1,052,000         10,000
  Software Development                                                                 3,000         12,000
-------------------------------------------------------------------------------------------------------------
                                                                                   3,116,000      1,896,000
  Corporate                                                                       20,176,000     18,496,000
  Inter segment investments                                                      (13,443,000)   (13,443,000)
  Inter segment receivables                                                       (7,573,000)    (5,832,000)
-------------------------------------------------------------------------------------------------------------
  Assets, continuing operations                                                    2,276,000      1,117,000
  Net assets of discontinued segments                                                     --         99,000
-------------------------------------------------------------------------------------------------------------
      Total assets                                                             $   2,276,000  $   1,216,000
-------------------------------------------------------------------------------------------------------------

5.       Discontinued Segments

         During the fourth quarter of 2001, the operations of Shopclue.com, Inc. ("Shopclue.com") and Bizchase, Inc. ("Bizchase") ceased and during the 2nd quarter of 2002 the operations of Starnet365.com, Inc. ("Starnet365.com") ceased and as such their operations are presented as discontinued. The information regarding the Company's discontinued operations is summarized as follows:

-------------------------------------------------------------------------------------------------------------
 As of June 30, 2002                          Starnet365.com     Shopclue.com        Bizchase         Total
-------------------------------------------------------------------------------------------------------------

Net Current Liabilities of Discontinued
  Segments:

   Accounts payable                                 $431,000          $31,000         $28,000      $490,000

   Accrued payroll                                         -          132,000         130,000       262,000

   Accrued payroll taxes                                   -          164,000          97,000       261,000

   Customer deposits                                  13,000                -               -        13,000

   Capital lease obligations                               -                -          37,000        37,000
   Accrued management fees, related
    Parties                                          360,000                -         270,000       630,000
   Accrued interest expense, related
    Parties                                          130,000           18,000         170,000       318,000
   Notes payable, related parties                    816,000                -       1,513,000     2,329,000
   Eliminated inter segment liabilities           (1,306,000)         (18,000)     (1,953,000)   (3,277,000)
-------------------------------------------------------------------------------------------------------------
Total current liabilities                            444,000          327,000         292,000     1,063,000
-------------------------------------------------------------------------------------------------------------

   Interest income receivable, related
     Parties                                           2,000            2,000               -         4,000
   Notes receivable, related party                    41,000            8,000               -        49,000
   Eliminated inter segment assets                   (43,000)         (10,000)              -       (53,000)
-------------------------------------------------------------------------------------------------------------
   Total current assets                                    -                -               -             -
-------------------------------------------------------------------------------------------------------------
Net current liabilities of discontinued
  Segments                                          $444,000         $327,000        $292,000    $1,063,000
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30,
2002                                          Starnet365.com      Shopclue.com       Bizchase         Total
-------------------------------------------------------------------------------------------------------------

Loss from Operations of Discontinued
  Segments:
   Write-off impaired assets                        $154,000                 -              -      $154,000
   Other general and administrative
    Expense                                            3,000            $2,000         $1,000         6,000
   Related party management fees                      45,000                 -              -        45,000
-------------------------------------------------------------------------------------------------------------
   Operating expenses                                202,000             2,000          1,000       205,000
-------------------------------------------------------------------------------------------------------------
   Operating loss                                   (202,000)           (2,000)        (1,000)     (205,000)
   Other income                                       (1,000)                -              -        (1,000)
   Interest income, related parties                    2,000                 -              -         2,000
   Interest expense and financing fees,
    related parties                                  (19,000)                -              -       (19,000)
   Interest expense and financing fees                (1,000)           (3,000)        (1,000)       (5,000)
   Elimination of inter segment
    Transactions                                      43,000                 -              -        43,000
-------------------------------------------------------------------------------------------------------------
Loss from operations of discontinued
 Segments                                          ($178,000)          $(5,000)       $(2,000)    $(185,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
For the Three Months Ended June 30,
2001                                          Starnet365.com     Shopclue.com        Bizchase         Total
-------------------------------------------------------------------------------------------------------------
Loss from Operations of Discontinued
   Segments:
   Sales                                             $88,000            $9,000              -       $97,000
   Cost of goods sold                                  2,000             1,000              -         3,000
-------------------------------------------------------------------------------------------------------------
   Gross profit                                       86,000             8,000              -        94,000
-------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                      13,000             2,000        $35,000        50,000
   Selling expense                                    49,000                 -              -        49,000
   Other general and administrative
    Expense                                          142,000             8,000         54,000       204,000
   Related party management fees                      45,000                 -         45,000        90,000
-------------------------------------------------------------------------------------------------------------
   Operating expenses                                249,000            10,000        134,000       393,000
-------------------------------------------------------------------------------------------------------------
   Operating income (loss)                          (163,000)           (2,000)      (134,000)     (299,000)
   Other income (expense)                              5,000                 -              -         5,000
   Interest income, related parties                        -             3,000              -         3,000
   Interest expense and financing fees,
     related Parties                                 (18,000)                -        (35,000)      (53,000)
   Elimination of inter segment
     Transactions                                     45,000            (3,000)        48,000        90,000
-------------------------------------------------------------------------------------------------------------
Loss from operations of discontinued
  Segments                                         $(131,000)          $(2,000)      $(121,000)    $(254,000)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
For the Six Months Ended June 30,
2002                                          Starnet365.com     Shopclue.com        Bizchase         Total
-------------------------------------------------------------------------------------------------------------
Loss from Operations of Discontinued
  Segments:
   Sales                                              $5,000                -               -        $5,000
   Cost of goods sold                                  1,000                -               -         1,000
-------------------------------------------------------------------------------------------------------------
   Gross profit                                        4,000                -               -         4,000
-------------------------------------------------------------------------------------------------------------
   Write-off impaired assets                         154,000          $12,000         $25,000       191,000
   Bad debt expense                                   10,000                -               -        10,000
   Other general and administrative
    Expense                                           57,000            4,000           3,000        64,000
   Related party management fees                      90,000                -               -        90,000
-------------------------------------------------------------------------------------------------------------
   Operating expenses                                311,000           16,000          28,000       355,000
-------------------------------------------------------------------------------------------------------------
   Operating loss                                   (307,000)         (16,000)        (28,000)     (351,000)
   Interest income, related parties                    2,000                -               -         2,000
   Interest expense and financing fees,
    related Parties                                  (37,000)               -               -       (37,000)
   Interest expense and financing fees                     -           (5,000)         (3,000)       (8,000)
   Elimination of inter segment
     Transactions                                     88,000                -               -        88,000
-------------------------------------------------------------------------------------------------------------
Loss from operations of discontinued
  Segments                                         $(254,000)        $(21,000)       $(31,000)    $(306,000)
-------------------------------------------------------------------------------------------------------------

For the Six Months Ended June 30,
2001                                          Starnet365.com     Shopclue.com      Bizchase           Total
-------------------------------------------------------------------------------------------------------------
Loss from Operations of Discontinued
  Segments:
   Sales                                            $146,000          $18,000               -      $164,000
   Cost of goods sold                                 34,000            1,000               -        35,000
-------------------------------------------------------------------------------------------------------------
   Gross profit                                      112,000           17,000               -       129,000
-------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                      26,000            4,000         $54,000        84,000
   Bad debt expense                                        -            5,000               -         5,000
   Selling expense                                   108,000                -               -       108,000
   Other general and administrative
    Expense                                          516,000           11,000         322,000       849,000
   Related party management fees                      90,000                -          90,000       180,000
-------------------------------------------------------------------------------------------------------------
   Operating expenses                                740,000           20,000         466,000     1,226,000
-------------------------------------------------------------------------------------------------------------
   Operating income (loss)                          (628,000)          (3,000)       (466,000)   (1,097,000)
   Other income (expense)                             14,000                -               -        14,000
   Interest income, related parties                        -            7,000               -         7,000
   Interest expense and financing fees,
     related Parties                                 (34,000)               -         (66,000)     (100,000)
   Ellimination of inter segment
    Transactions                                      90,000           (7,000)         97,000       180,000
-------------------------------------------------------------------------------------------------------------
Loss from operations of discontinued
  Segments                                         $(558,000)         $(3,000)      $(435,000)    $(996,000)
-------------------------------------------------------------------------------------------------------------

6.       Contingencies and Commitments

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

         In June of 2002, the Company and Grazyna B. Wnuk entered into an employment agreement whereby she is employed as the Company's Vice-President. Ms. Wnuk's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides annual compensation of $200,000. Ms. Wnuk's contract may be extended an additional five years and commencing 2002 her annual compensation shall be increased by the greater of 5% or the increase in the cost of living index. Ms. Wnuk's contract provides her with a bonus for each year of the term equal to 1% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Ms. Wnuk's contract entitles her to 1% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Ms. Wnuk's contract provides her the opportunity to participate in the future expansion of the Company whereby she is entitled, at her option, to purchase up to 1% of the authorized securities of any subsidiary which is organized for any purpose. Ms. Wnuk's contract provides her with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Ms. Wnuk's contract provides her with severance equal to all amounts owed to her for the full term of the employment agreement.

Legal Proceedings

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following item.

         On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York. The nature of the action is for breach of contract with regard to the non-payment of legal invoices for services purported to have been rendered by the plaintiff, and the relief sought is $334,595, such amounts having been accrued on the books of the Company as of December 31, 2000, with interest from January 1999. The Company believes it has meritorious defenses to the complaint and intends to vigorously contest this complaint.

         Due to uncertainties in the legal process, it is at least reasonably possible that the Company's opinion of the outcome of the following contingent liability will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

7.       Subsequent Events

         On July 25, 2002, the Company filed a preliminary information statement in order to increase its authorized shares of common stock from its existing 50,000,000 shares to 750,000,000 shares which has been authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of the Common Stock. The Company requires additional shares of its Common Stock in order to (i) continue efforts to obtain equity financings from the proposed sale of convertible preferred stock; (ii) to provide compensation in the form of option grants to its executive employees and key consultants; (iii) to facilitate the conversion of its existing convertible preferred stock; (iv) to reserve shares for outstanding warrants to purchase Common Stock; and (v) provide sufficient shares for other corporate purposes as such needs may arise.

8.       Exclusive License Agreement

         On September 13, 1999, Secured Portal Systems, Inc. ("Secured Portals"), an 89% owned subsidiary of the Company, entered into an exclusive distribution agreement with GIL Security Systems, Inc. ("GIL"). GIL is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets. GIL is a subsidiary of Georal International, Ltd. ("Georal") and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL and Georal. The exclusive distribution agreement gives Secured Portals distribution rights for the sale of GIL's security entrance systems to certain categories of customers. The products covered by the exclusive distribution agreement includes all of GIL's products that existed on September 13, 1999 and all products developed during the term of the exclusive distribution agreement including all models of the GIL-2001 security door. The categories of customers covered by the exclusive distribution agreement includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. The exclusive distribution agreement commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009.

         As an inducement to obtain the exclusive distribution agreement and in exchange for 1,000,000 common stock shares of GIL, we issued 14,134 shares of Fingermatrix, Inc.'s Series A preferred stock, convertible into 10,498,735 shares of Fingermatrix, Inc.'s common stock (on July 14, 2000, such shares were exchanged for 1,049,874 shares of The Finx Group, Inc.'s common stock) to Alan
J. Risi. On the initial date that the exclusive distribution agreement was entered into, the GIL 2001 security door had not been certified by the U.S. State Department and no sales channel pipeline had been developed and the underlying costs of the shares issued were not capitalized..

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the exclusive licensing agreement was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby Secured Portals received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the exclusive licensing agreement as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D Preferred Stock that is convertible into 4,000,000 million shares of the Company's common stock. On May 16, 2002, the exclusive licensing agreement for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give Secured Portal System's Inc. exclusive world wide sales and marketing rights, for the term of the agreement extending to all casinos, malls, stadiums, office buildings and high rises. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its Series C Preferred Stock which are convertible into 6,000,000 shares of the Company's Common Stock. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $1,100,000, the amount included in other assets as "Exclusive License Agreement". The asset is being amortized on the straight-line method over the remaining life of the exclusive license which expires September 18, 2009. During the three and six months ended June 30, 2002, amortization expense on the exclusive license amounted to $36,000 and $58,000, respectively.

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

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: estimates of reserves for slow moving inventory; impairment of long-lived assets, including the valuation of the exclusive license agreement; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in assumptions, estimates and judgments in the preparation of these quarterly financial statements from the assumptions, estimates and judgments used in the preparation of the Company's latest audited financial statements.

Results of Operations

         As more fully disclosed in the footnotes to the unaudited interim financial statements, The Finx Group has four identifiable business segments. The operations of each of the business segments are discussed separately as follows:

Electro-Mechanical and Electro-Optical Products

         The Electro-Mechanical and Electro-Optical Products segment comprises the activities of Sequential Electronic Systems, Inc. ("Sequential"), which is primarily engaged in the design, manufacture and assembly of precision electro-mechanical and electro-optical products and devices for sale to commercial and governmental customers throughout the United States. Among such products and devices are optical encoders, encoded motors and limit programmers.

         Sequential's revenues in the current quarter were $353,000, representing an increase of $44,000 from the prior year quarter. Sequential's cost of sales for the current quarter included a reserve for slow moving inventory of $117,000 compared to a reserve of $125,000 in the prior year quarter. As a result of the inventory reserves, Sequential's cost of sales exceeded its revenues in the current quarter by $46,000 and its gross profit in the prior year quarter was a nominal $20,000. Excluding the effects of the inventory reserves, Sequential's current quarter margin, was 20% of sales compared to 47% of sales in the prior year quarter. Sequential's revenues in the current six month period were $608,000, representing a decrease of $26,000 from the prior year six month period. Sequential's cost of sales for the current and prior six month periods included reserves for slow moving inventory of $117,000 and $250,000, respectively. The inventory reserves resulted in nominal gross profits for both the current and prior six month periods. Excluding the effects of the inventory reserves, Sequential's current six month period margin was 20% of sales compared to 43% of sales in the prior six month period.

         Sequential's relatively low revenue volume has resulted in margins that are volatile whereby any dollar value changes in production costs have a significant impact on margins as a percentage of sales. Sequential's revenue has been negatively impacted by its inability to pay for the materials necessary to build the products included in its backlog and its inability to fund the sales costs necessary to procure new contracts. This inability to manufacture product has resulted in excessive downtime and idle capacity and consequently margins have been significantly reduced. As of June 30, 2002, Sequential's backlog approximated $125,000.

         Sequential's operating expenses for the current and prior year quarters were $137,000 and $60,000, respectively, and included $45,000 in each quarter for management fees charged by The Finx Group. Sequential's operating expenses for the current and prior year six month periods were $257,000 and $244,000, respectively, and included $90,000 in each period for management fees charged by The Finx Group. As a result of the foregoing, Sequential's operating loss increased $143,000 when comparing the current and prior year quarters and increased $27,000 when comparing the current and prior year six month periods.

Specialized Vending and Avionics Equipment

         The Specialized Vending and Avionics Equipment segment comprises the activities of S-Tech, Inc. ("S-Tech") which designs and manufactures two specialized product lines consisting of specialized vending machines and avionics equipment. "Specialized Vending" is an industry term used to describe a vending product that utilizes electronic circuitry and/or computer software. Among the vending machines manufactured by S-Tech are prepaid telephone debit card machines, bill payment kiosks, information kiosks, and stamp vending machines.

         S-Tech's revenues for the current quarter were $127,000, representing an increase of $82,000 from the prior year quarter while margins for the current and prior year quarters were 44% and 36% of sales, respectively. S-Tech's revenues for the current six month period were $231,000, representing an increase of $101,000 from the prior six month period, while margins for the current and prior six month periods was

32% and 35% of sales, respectively. S-Tech's revenues have been negatively impacted as a result of its inability to pay vendors for materials necessary to build components for its existing contracts and its lack of meaningful revenue has resulted in volatile margin percentages.

         S-Tech's operating expenses were nominal for all periods. As a result of the foregoing, S-Tech's operating income increased $33,000 from $9,000 for the prior year quarter $42,000 for the current quarter, and increased $24,000 from $19,000 for the prior six month period to $43,000 for the current six month period.

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

         Secured Portal Systems, Inc.'s original marketing strategy was solely focused on sales of the GIL-2001 security door to the U.S. State Department. Starting in February 2002, we have expanded our marketing efforts to include all customers under the exclusive distribution agreement and have built a sales team for such purpose. Secured Portal Systems, Inc. faces competition from companies which have far greater financial resources, personnel and experience. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate meaningful revenues using our exclusive license. FMX Corp. has developed a fingerprint identification system that could be used in conjunction with the Georal Security System and may generate revenues in coordination with sales, if any, of the Georal Security Systems. The Security Systems operating expenses and therefore its net operating losses increased $305,000 from $191,000 for the prior year quarter to $496,000 for the current quarter, and increased $438,000, from $372,000 for the prior six month period to $810,000 for the current six month period. Increases in the Security System's operating expenses included consulting fees for the expanded sales team and amortization of the capitalized costs related to the recent expansion of the exclusive license agreement. For both the current and prior year quarters, the Security System's operating expense included $45,000 of management fees charged by The Finx Group and included $90,000 of such fees in each of the current and prior six month periods.

Software Development

         Software Development reflects the activities of Granite Technologies, Inc. Granite Technologies, Inc was acquired on September 19, 2001 and as such the Company has reported the operations from this date forward. Revenues for the periods presented were $15,000 generated during the 1st Quarter of 2002, pursuant to a contract with Virginia Commonwealth University. Granite Technologies, Inc. develops and sells software programs for Smart Card applications. Granite Technologies, Inc. has also developed a software program that is used in e-commerce kiosks that are designed to operate like an ATM machine but for commercial applications other than just banking. Granite Technologies, Inc. has provided Virginia Commonwealth University with two software solutions which we call "the Card Office Solution" and "the Recreational Sports Solution". During the current quarter and six month period, Granite Technologies,

 Inc.'s operating expenses were $34,000 and $72,000, respectively, and its operating losses were $34,000 and $57,000, respectively.

Corporate costs and expenses

         Corporate costs and expenses comprise the expenses of The Finx Group, the holding company. The Finx Group charges certain of its subsidiaries management fees which were $135,000 for both, the current and prior year quarters, and were $270,000, for both the current and prior six month period. All of such management fees are eliminated in the consolidated results of operations.

         In April 2002, The Finx Group issued options and warrants to purchase an aggregate of 5,300,000 shares of common stock to its key consultants. Such options and warrants, using the Black-Scholes option valuation formula, were valued at $157,000, which was charged to operations as a non cash expense. In April of 2002, The Finx Group issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. Originally, the warrants issued to Lewis S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk provide for cashless exercise provisions which requires The Finx Group to calculate compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof are outstanding. As of June 30, 2002, the non cash compensation expense charged to operations for such stock appreciation rights related to the warrants was $2,010,000. In May 2002, The Finx Group issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock, which resulted in a $15,000 of non cash expense charged to operations.

         On August 31, 2001, The Finx Group entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Since August 31, 2001, The Finx Group had made certain payments related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. in the amount of $117,000 and in June 2002, upon its determination that it would not consummate the asset acquisition, such amounts were written-off and charged to operations.

         The Finx Group's operating expenses includes the accrued salaries of its executive officers which are owed to its executives pursuant to employment agreements. As of June 30, 2002, Mr. Lewis S. Schiller and Ms. Grazyna B. Wnuk are owed an aggregate of $1.6 million for unpaid salaries. The current quarterly charge to operating expenses for such executive contracts is $338,000.

Interest Expense and Financing Fees, Other

         All interest expense and financing fees, other for the current quarter and six month period relates to interest expense accrued on delinquent payroll taxes. For the prior year quarter and six month period, $27,000 and $53,000, respectively, of such amounts relates to interest accrued on delinquent payroll taxes and the remainder for such prior periods relates to interest expense on Sequential's revolving line of credit with FINOVA Capital Corporation which was paid in full in January of 2002.

Interest Expense and Factoring Fees, Related Parties

         Interest expense and financing fees on related party notes was $34,000 and $73,000, respectively, for the current and prior year quarters and $60,000 and $128,000, respectively, for the current and prior six month periods. The Company and its subsidiaries incur interest expense on advances from Trinity, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol

Schiller, both immediate family members of Lewis Schiller, an officer of the Company. In addition S-Tech incurs interest expense and factoring fees pursuant to a factoring agreement with Trinity Factoring Corp., a financing company owned by Lewis Schiller. In May of 2001, The Trinity Group, Inc. converted $3.5 million of such debt into equity of the Company. Interest accrued on such notes are generally calculated at 9% and total principal and interest owed on such related party obligations as of June 30, 2002, approximated $2.1 million.

Discontinued Operations

         During the fourth quarter of 2001 both Shopclue.com, Inc. and Bizchase, Inc. ceased operations and during the second quarter of 2002 Starnet365.com, Inc. ceased operations. During the current and prior quarters such entities incurred aggregate losses of $185,000 and $254,000, respectively, and during the current and prior six month periods incurred aggregate losses of $306,000 and $996,000, respectively.

Financial Condition - Liquidity and Capital Resources

         As of June 30, 2002 the Company had a working capital deficiency of $8.5 million. Approximately $3.8 million of such deficiency relates to amounts owed to related parties, including accrued and unpaid salaries of $1.7 million owed to Lewis Schiller and Grazyna Wnuk, and $2.1 million owed in the aggregate to related parties for advances and loans made to fund the operations of the Company. The delinquent payroll taxes of Sequential Electronic Systems, Inc., S-Tech, Inc., Granite Technologies, Inc., Shopclue.com, Inc. and Bizchase, Inc. in the aggregate, represents an additional $1.4 million of the working capital deficiency. Such delinquencies could have an adverse impact on our ability to obtain additional financing. During the current six month period we used $926,000 for operations. Historically, we have funded our operations with advances from The Trinity Group-I, Inc., our controlling shareholder. During the 1st and 2nd Quarters of 2002 we used stock options to compensate our employees and key consultants.

         On July 25, 2002, the Company filed a preliminary information statement in order to increase its authorized shares of common stock from its existing 50,000,000 shares to 750,000,000 shares which has been authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of the Common Stock. The Company requires additional shares of its Common Stock in order to (i) continue efforts to obtain equity financings from the proposed sale of convertible preferred stock; (ii) to provide compensation in the form of option grants to its executive employees and key consultants; (iii) to facilitate the conversion of its existing convertible preferred stock; (iv) to reserve shares for outstanding warrants to purchase Common Stock; and (v) provide sufficient shares for other corporate purposes as such needs may arise.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2002 has a working capital deficiency of $8.5 million and capital deficiency of $7.4 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York. The nature of the action is for breach of contract with regard to the non-payment of legal invoices for services purported to have been rendered by the plaintiff, and the relief sought is $334,595, such amounts having been accrued on the books of the Company as of December 31, 2000, with interest from January 1999. The Company believes it has meritorious defenses to the complaint and intends to vigorously contest this complaint. Due to uncertainties in the legal process, it is at least reasonably possible that the Company's opinion of the outcome of the following contingent liability will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

Item 6.  Exhibits

99.1     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the Officer requirements of the Exchange Act, and the registrant caused this report Director to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The FINX GROUP, INC.

/S/                   Chief Executive Officer and Director     August 19, 2002
Lewis S. Schiller     (Principal Executive and
                       Accounting Officer)

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of The Finx Group, Inc. on Form 10QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on his knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.



         /S/ Lewis S. Schiller
           Chief Executive Officer and
           Chief Financial Officer

August 19, 2002