Form 10QSB
period 2002-09-30
FINX GROUP INC
filed 2002-11-19
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTON 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ___________________ to __________________.

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

         As of November 18, 2002, there are 120,565,329 shares of the par value $.01 common stock outstanding.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                    2002            2001
-----------------------------------------------------------------------------------------------------------
Operating expenses                                                         $     517,000   $     197,000
Compensation expense adjustment from executive stock
 appreciation rights                                                          (2,010,000)              -
Compensation expense from issuance of stock options                                    -       3,060,000
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                                        1,493,000      (3,257,000)
Interest expense, related parties                                                (28,000)        (44,000)
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                       1,465,000      (3,301,000)
Gain on disposal of discontinued segments                                      2,339,000               -
Income (loss) from operations of discontinued segments                           174,000      (2,699,000)
-----------------------------------------------------------------------------------------------------------
Net Income (loss)                                                          $   3,978,000   $  (6,000,000)
-----------------------------------------------------------------------------------------------------------

Income (loss) per share computation - basic:
  Income (loss) from continuing operations                                     1,465,000      (3,301,000)
  Less dividends on preferred shares                                             (42,000)        (40,000)
-----------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations attributable to
    common stockholders                                                    $   1,423,000   $  (3,341,000)
  Gain on disposal of discontinued segments                                    2,339,000               -
  Income (loss) from operations of discontinued segments                         174,000      (2,699,000)
-----------------------------------------------------------------------------------------------------------
  Net income (loss) available to common stockholders                       $   3,936,000   $  (6,040,000)
-----------------------------------------------------------------------------------------------------------

Income (loss) per share computation - diluted:
  Income (loss) from continuing operations attributable to
    common stockholders - basic                                            $   1,423,000   $  (3,341,000)
  Assumed reduction of dividends on preferred shares                              41,000               -
-----------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations attributable to
    common stockholders                                                        1,464,000      (3,341,000)
  Gain on disposal of discontinued segments                                    2,339,000               -
  Income (loss) from operations of discontinued segments                         174,000      (2,699,000)
-----------------------------------------------------------------------------------------------------------
  Net income (loss) available to common stockholders                       $   3,977,000   $  (6,040,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
  Basic                                                                       49,873,664      22,206,489
  Assumed exercise of warrants                                                 5,931,475               -
  Assumed conversion of Series B Preferred Stock                              68,965,517               -
  Assumed conversion of Series C Preferred Stock                               4,000,000               -
  Assumed conversion of Series D Preferred Stock                              16,000,000               -
-----------------------------------------------------------------------------------------------------------
  Diluted                                                                    144,770,656      22,206,489
-----------------------------------------------------------------------------------------------------------

Income (loss) per common share - basic:
  Income (loss) from continuing operations                                         $0.03          ($0.15)
  Gain on disposal of discontinued segments                                         0.05               -
  Income (loss) from operations of discontinued segments                            0.00           (0.12)
-----------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                $0.08          ($0.27)
-----------------------------------------------------------------------------------------------------------

Income (loss) per common share - diluted:
  Income (loss) from continuing operations                                         $0.01          ($0.15)
  Gain on disposal of discontinued segments                                         0.02               -
  Income (loss) from operations of discontinued segments                            0.00           (0.12)
-----------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                $0.03          ($0.27)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                     2002            2001
-----------------------------------------------------------------------------------------------------------
Operating expenses                                                             2,217,000         662,000
Compensation expense from issuance of stock options                              171,000       3,060,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (2,388,000)     (3,722,000)
Interest expense, related parties                                                (59,000)       (117,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (2,447,000)     (3,839,000)
Gain on disposal of discontinued segments                                      2,339,000               -
Loss from operations of discontinued segments                                   (382,000)     (4,002,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $    (490,000)  $  (7,841,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                          $  (2,447,000)  $  (3,839,000)
  Less dividends on preferred shares                                            (122,000)        (67,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (2,569,000)     (3,906,000)
  Gain on disposal of discontinued segments                                    2,339,000               -
  Loss from operations of discontinued segments                                 (382,000)     (4,002,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $    (612,000)  $  (7,908,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           47,018,653      17,115,509
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.05)         ($0.23)
  Gain on disposal of discontinued segments                                         0.05               -
  Loss from operations of discontinued segments                                    (0.01)          (0.23)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.01)         ($0.46)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of September 30,                                                                                2002
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSSETS:
  Notes receivable                                                                        $      18,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                         18,000
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (85,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                         5,000
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 3)                                               1,946,000
  Patents, net                                                                                    9,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                        1,955,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   1,978,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,337,000
  Accrued payroll and payroll taxes, executive officers                                         574,000
  Accrued payroll                                                                               111,000
  Current portion of notes payable executive officers, including interest                     1,029,000
  Notes payable, related parties, including accrued interest                                    700,000
  Other current liabilities                                                                      48,000
  Net current liabilities of discontinued segments                                              636,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 4,435,000
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Deferred executive compensation                                                             1,250,000
  Accrued dividends on Series B Preferred stock, executive officer                              284,000
  Accrued interest, executive officer                                                           529,000
-----------------------------------------------------------------------------------------------------------
    Total long-term liabilities                                                               2,063,000
-----------------------------------------------------------------------------------------------------------

    Commitments and contingencies (see Note 8)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
    Series A preferred shares issued and outstanding; 20,000 Series B preferred shares issued and outstanding, 160,000 Series C preferred shares issued and outstanding, 40,000 Series D preferred shares issued
    and outstanding as of September 30, 2002 (see Note 9)                                     4,030,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    49,873,664 shares issued and outstanding as of September 30, 2002
    (see Note 9)                                                                                499,000
  Additional paid-in capital, common stock                                                   22,596,000
  Accumulated deficit                                                                       (31,645,000)
-----------------------------------------------------------------------------------------------------------
    Total capital deficiency                                                                 (4,520,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   1,978,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                     2002            2001
-----------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (2,447,000)   $ (3,839,000)
Adjustments to reconcile loss from continuing operations to
  net cash - continuing operations:
    Depreciation and amortization                                                101,000          19,000
    Non cash expense from issuance of stock options and
     stock purchase warrants                                                     171,000       3,060,000
    Impairment charge                                                            102,000               -
    Other adjustments                                                                  -         (27,000)
    Changes in assets and liabilities:
      Other assets                                                                 3,000               -
      Accounts payable                                                           485,000         163,000
      Accrued payroll                                                            513,000         405,000
      Accrued payroll taxes                                                            -          53,000
      Accrued interest expense, related parties                                   59,000          29,000
      Other current liabilities                                                  (16,000)          4,000
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                (1,029,000)       (133,000)
-----------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                               (382,000)     (4,002,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Gain on disposal of discontinued segments                                  2,339,000               -
    Changes in the reserve for obsolete and slow moving
     inventory                                                                   117,000         340,000
    Depreciation and amortization                                                 15,000         131,000
    Non cash expense from issuance of stock options                               28,000               -
    Acquired in-process research and development costs                                 -       2,044,000
    Impairment charge                                                            191,000               -
    Bad debt expense                                                              14,000          30,000
    Net change in other assets and liabilities                                (2,177,000)      1,466,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                 145,000           9,000
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (884,000)       (124,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                       (44,000)              -
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                (44,000)              -
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       130,000         201,000
Repayments on related party loans                                                (76,000)        (49,000)
Proceeds from exercise of stock options                                          873,000               -
Proceeds from exercise of stock purchase warrants                                  1,000               -
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                928,000         152,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                     -          28,000
Cash - Beginning of period                                                             -           1,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $     29,000
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

                                                                      continued

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                     2002            2001
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                       $         -   $         -
Income Taxes                                                                   $         -   $         -
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         On February 21, 2002, the Company issued 40,000 shares of its series D preferred stock, convertible into 4,000,000 shares of its common stock, on May 17 2002, the Company issued 60,000 shares of its series C preferred stock, convertible into 6,000,000 shares of its common stock and on September 9, 2002 The Finx Group, Inc. issued 100,000 shares of The Finx Group, Inc. series C preferred stock, convertible into 10,000,000 shares of The Finx Group, Inc. common stock, in consideration for three separate expansions of its exclusive licensing agreement with GIL Security Systems, Inc. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2,030,000, the amount included in other assets as "Exclusive License Agreement".

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

         In April of 2002, the Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 20,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. Originally, the warrants issued to Lewis S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk provide for cashless exercise provisions which requires the Company to calculate compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof are outstanding. As of September 30, 2002 the fair market value of the underlying common stock was less than the exercise price and all previous non cash compensation expense, amounting to $2,010,000, was reversed against operating expense during the 3rd quarter. Subsequent to September 30, 2002, these warrants were modified whereby they no longer provide for cashless exercise provisions and therefore, there will be no further compensation expense related to these warrants.

See Notes to Unaudited Consolidated Interim Financial Statements.

                                                                      continued

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In May 2002, the Company issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock, which resulted in a $15,000 of non cash charge to operations.

         On July 2, 2001, the Company issued options to purchase 13,735,000 shares of common stock and using the Black-Scholes option valuation formula, such options were valued at $3.06 million, which was charged to operations as a non cash expense.

         On August 31, 2001, the Company, through its subsidiary Qode Acquisition Corp., entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Since August 31, 2001, the Company had made certain payments related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. in the amount of $117,000 and in June 2002, upon its determination that it would not consummate the asset acquisition, such amounts were written-off and charged to operations.

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
            Three and Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. and its subsidiaries consisting of Secured Portal Systems, Inc., FMX Corp. and Granite Acquisition Corp., (collectively "The Finx Group" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of operating losses and as of September 30, 2002 has a working capital deficiency of $4.4 million and capital deficiency of $4.5 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company applied SFAS 146 in accounting for the disposal of its discontinued business segments as of September 30, 2002.

3.       Exclusive License Agreement

         On September 13, 1999, the Company, entered into an exclusive distribution agreement with GIL Security Systems, Inc. ("GIL"). GIL is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets. GIL is a subsidiary of Georal International, Ltd. ("Georal") and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL and Georal. The exclusive distribution agreement gives the Company distribution rights for the sale of GIL's security entrance systems to certain categories of customers. The products covered by the exclusive distribution agreement includes all of GIL's products that existed on September 13, 1999 and all products developed during the term of the exclusive distribution agreement including all models of the GIL-2001 security door. The categories of customers covered by the exclusive distribution agreement includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. The exclusive distribution agreement commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009 and subsequent to September 30, 2002 was again extended to August 31, 2014.

         As an inducement to obtain the exclusive distribution agreement and in exchange for 1,000,000 common stock shares of GIL, the Company issued 14,134 shares of Fingermatrix, Inc.'s (the predecessor company) Series A preferred stock, convertible into 10,498,735 shares of Fingermatrix, Inc.'s common stock (on July 14, 2000, such shares were exchanged for 1,049,874 shares of The Finx Group, Inc.'s common stock) to Alan J. Risi. On the initial date that the exclusive distribution agreement was entered into, the GIL 2001 security door had not been certified by the U.S. State Department and no sales channel pipeline had been developed and the underlying costs of the shares issued were not capitalized.

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the exclusive licensing agreement was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby the Company received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the exclusive licensing agreement as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D Preferred Stock that is convertible into 4,000,000 million shares of the Company's common stock. On May 16, 2002, the exclusive licensing agreement for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company exclusive world wide sales and marketing rights, for the term of the agreement extending to all casinos, malls, stadiums, office buildings and high rises. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its Series C Preferred Stock which are convertible into 6,000,000 shares of the Company's Common Stock. On September 9, 2002, the exclusive licensing agreement was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. As consideration for the amendment entered into on September 9, 2002, the Company issued to Alan Risi 100,000 shares of its Series C Preferred Stock which are convertible into 10,000,000 shares of the Company's Common Stock. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2,030,000, the amount included in other assets as "Exclusive License Agreement". The asset is being amortized on the straight-line method over the remaining life of the exclusive license which as of September 30, 2002 would expire on August 31, 2009. During the three and nine months ended September 30, 2002, amortization expense on the exclusive license amounted to $26,000 and $84,000, respectively.

         On October 16, 2002, the exclusive licensing agreement was amended to provide the Company with the following: (i) the right to receive forty percent of all maintenance revenues generated from service contracts obtained from the Company's protected customer base; (ii) the right to share with Georal, any leasing revenues generated from leasing contracts related to the GIL-2001 security door; (iii) the right to renegotiate the discount received by the Company from its licensor at such time as the gross sales generated under the licensing agreement reaches $5 million; and (iv) extended the term of the agreement an additional five years, to September 18, 2014.

4.       Definitive Information Statement

         On September 4, 2002, the Company filed a definitive information statement in order to increase its authorized shares of common stock from 50,000,000 shares to 750,000,000 shares which was authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of the Common Stock. The Company requires additional shares of its Common Stock in order to (i) continue efforts to obtain equity financings from the proposed sale of convertible preferred stock; (ii) to provide compensation in the form of option grants to its executive employees and key consultants; (iii) to facilitate the conversion of its existing convertible preferred stock; (iv) to reserve shares for outstanding warrants to purchase Common Stock; and (v) provide sufficient shares for other corporate purposes as such needs may arise.

5.       Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer, Chairman of the Board and Director, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to him until January 1, 2004 and payment of accrued dividends on preferred stock held by him until January 1, 2004. Such amounts are presented as long-term liabilities as of September 30, 2002.

6.       Basic and Diluted Income (Loss) Per Share

         Basic income (loss) per share reflects the amount of income (loss) for the period attributable to each share of common stock outstanding during the reporting period. Diluted income (loss) per share reflects basic income (loss) per share, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock. The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on income (loss) per share (i.e. increasing income per share or reducing loss per share). The dilutive effect, if any, of outstanding options and warrants and their equivalents would be reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

         For the period from January 1, 2002 through January 15, 2002, the Company had outstanding options to purchase 2,300,000 shares of common stock at $0.15 per share. On April 1, 2002 the Company issued a warrant to purchase 150,000 shares of common stock at $0.01 per share of which 148,500 were exercised upon issuance and 1,500 were outstanding from April 1, 2002 through September 30, 2002. On April 8, 2002, the Company issued options to purchase 5,150,000 shares of common stock at $0.04 per share, which were all exercised on the date of issuance. On April 8, 2002, the Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance, all such warrants were outstanding for the period from April 8, 2002 through September 30, 2002. On May 8, 2002, the Company issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock at $0.04 per share, which was exercised on the date of issuance. For the three months ended September 30, 2002 warrants to purchase 30,000,000 shares of common stock and preferred stock convertible into an aggregate of 88,965,517 shares of common stock were dilutive potential common shares. For the nine months ended September 30, 2002, all of the Company's potential common shares were anti-dilutive.

         For the period from January 1, 2001 through March 30, 2001, the Company had outstanding warrants to purchase 1,280,000 shares of common stock at $0.01 per share. For the period from January 1, 2001 through May 4, 2001, the Company had outstanding warrants to purchase 135,000 shares of common stock at $10 per share. For the period from July 2, 2001 through September 25, 2001 the Company had outstanding options to purchase 6,700,000 shares of common stock at $0.15 per share, for the period from July 2, 2001 through September 30, 2001 the Company had outstanding options to purchase 300,000 shares of common stock at $0.15 per share, for the period from July 2, 2001 through September 30, 2001 the Company had outstanding options to purchase 500,000 shares of common stock at $0.15 per share, for the period from July 2, 2001 through September 30, 2001 the Company had outstanding options to purchase 200,000 shares of common stock at $0.15 per share, for the period from July 2, 2001 through September 30, 2001 the Company had outstanding options to purchase 4,200,000 shares of common stock at $0.15 per share and for the period from July 2, 2001 through September 30, 2001 the Company had outstanding options to purchase 2,225,000 at $0.15 per share. For the three and nine months ended September 30, 2001, all of the Company's potential common shares were anti-dilutive.

         As of September 30, 2002 the Company had outstanding warrants to purchase 30,000,000 shares of common stock at $0.043 per share and a warrant to purchase 1,500 shares at $0.01 per share. On October 31, 2002, the Company issued options to purchase 57,900,000 shares of common stock for $.04 per share, the fair market value on the date of issuance. On October 31, 2002, Carol Schiller, the wife of Lewis S. Schiller, agreed to convert $400,000 of related party debt owed to her into 10,000,000 common shares at the rate of $.04 per share, the fair value of the common stock on the date of the conversion, on October 31, 2002, holders of convertible preferred stock elected to convert a portion of their preferred shares into an aggregate of 32,500,000 shares of common stock and as of November 18, 2002, the preferred shareholders have the right to convert, at the option of the holders, their remaining preferred shares into an aggregate of 81,465,517 shares of common stock. Such warrants, options and shares of convertible preferred stock may dilute earnings per share in the future.

7.       Discontinued Segments

         On October 18, 2002, the Company consummated a plan to dispose of certain of its subsidiaries. In September 2002, the Board of Directors of the Company approved a plan whereby it was determined to be in the best interests of the Company to focus all of its resources on the Security Systems business segment, whereby all business segments other than the Security Systems business segment would be disposed. The decision to dispose of all businesses unrelated to the Security Systems segment was based on management's evaluation of its capability to support multiple and diverse business segments. Management's evaluation was confirmed in a business assessment report received from vFinance Investments, Inc. ("vFinance"), who is performing management and investment banking services to the Company. The business assessment report received from vFinance, among other things, recommended that the Company streamline its operating activities to focus on its Security Systems business segment. The Company's management investigated various possible venues to undertake the disposal of the non Security System segments which include Sequential Electronic Systems, Inc. ("Sequential"), S-Tech, Inc. ("S-Tech"), Granite Technologies, Inc. ("Granite Technologies"), Shopclue.com, Inc. ("Shopclue"), Bizchase, Inc. ("Bizchase") and Starnet365.com, Inc. ("Starnet").

         The Company engaged a consultant, pursuant to a consulting agreement, to assist in developing an exit strategy for the disposal of Granite Technologies, Shopclue, Bizchase and Starnet for which the consultant received an option to purchase 1,000,000 shares of its Common Stock at an exercise price of $.04 per share, the fair market value on the date of grant. Through the efforts of the consultant, the Company found a purchaser who agreed to acquire Granite Technologies, Shopclue, Bizchase and Starnet for nominal consideration subject to the forgiveness of the amounts owed by such subsidiaries to the Company and the retention by the Company of certain rights to the assets of Granite Technologies. As a result, the Company entered into the following purchase agreements with Thomas Banks Ltd. ("Thomas Banks").

Granite Technologies

         Granite Technologies Acquisition Corp. ("Granite Acquisition") is wholly owned by The Company and Granite Technologies is wholly owned by Granite Acquisition. Pursuant to the terms of a stock purchase agreement among Granite Acquisition, Granite Technologies and Thomas Banks dated as of September 30, 2002, (the "Granite Stock Purchase Agreement"), Thomas Banks agreed to purchase all of the issued and outstanding capital stock of Granite Technologies from Granite Acquisition for one dollar ($1) and the Company agreed to cancel approximately $600,000 of principal and interest owed by Granite Technologies to the Company. In addition, pursuant to the Granite Stock Purchase Agreement, Granite Acquisition retained the rights to all Intellectual Property of Granite Technologies, Inc. including (i) patents, pending patent applications and patent applications in process but not yet filed, owned by or assignable to Granite Technologies (the "Patents"); registered trademarks and service marks and pending applications therefor and trade names owned Granite Technologies; and copyright registrations and pending applications therefor owned by Granite Technologies and used by Granite Technologies in the conduct of its business (the "Marks"; (ii) written licenses and other agreements relating to the Patents, Marks and Copyrights, and (iii) manufacturing, process, and other technology transfer and license agreements which are material to the conduct of such business and retained all rights and benefits inured from any and all contracts between Granite Technologies and Virginia Commonwealth University. As of the date of the Granite Stock Purchase Agreement, Granite Technologies had an excess of liabilities over assets of approximately $1.4 million, including the $600,000 owed to the Company. The Company believes that it may be required pay approximately $200,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Granite Technologies, the net reduction in the liabilities of the Company approximated $800,000 and the gain on disposal approximated $723,000.

Starnet

         Pursuant to the terms of a stock purchase agreement among the Company, Starnet, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks dated as of September 30, 2002, (the "Starnet Stock Purchase Agreement"), Thomas Banks agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet from the Starnet Sellers for one dollar ($1) and the Company agreed to cancel approximately $1.3 million of principal and interest owed by Starnet to the Company. As of the date of the Starnet Stock Purchase Agreement, Starnet had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to the Company, resulting in remaining liabilities of approximately $400,000. The Company believes that it may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by the Company. As a result of the disposal of Starnet, the net reduction in the liabilities of the Company approximated $268,000 and the gain on disposal approximated $312,000.

Shopclue

         Pursuant to the terms of a stock purchase agreement among the Company, Shopclue, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue from the Shopclue Sellers for one dollar ($1) and the Company agreed to cancel approximately $8,000 of principal and interest owed by Shopclue to the Company. As of the date of the Shopclue Stock Purchase Agreement, Shopclue had an excess of liabilities over assets of approximately $340,000, including the $8,000 owed to the Company, resulting in remaining liabilities of approximately $332,000. The Company believes that it may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue, the net reduction in the liabilities of the Company approximated $163,000 and the gain on disposal approximated $916,000.

Bizchase

         Pursuant to the terms of a stock purchase agreement among the Company, Bizchase, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Bizchase from the Bizchase Sellers for one dollar ($1) and the Company agreed to cancel approximately $2 million of principal and interest owed by Bizchase to the Company. As of the date of the Bizchase Stock Purchase Agreement, Bizchase had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to the Company, resulting in remaining liabilities of approximately $295,000. The Company believes that it may be required pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, the net reduction in the liabilities of the Company approximated $295,000 and the loss on disposal approximated $593,000.

Sequential and S-Tech

         Pursuant to the terms of a stock purchase agreement among the Company, Sequential, S-Tech, Defense Manufacturing and Systems, Inc. ("Defense Manufacturing") and Trinity Group Acquisition Corp. ("Trinity Acquisition") dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Acquisition agreed to purchase 100% of the issued and outstanding capital of Sequential, S-Tech and Defense Manufacturing from the Company for one dollar ($1) and the Company agreed to cancel approximately $2.3 million of principal and interest owed by Sequential and S-Tech to the Company. Defense Manufacturing is wholly owned by the Company but has had no operating activities since its organization. Trinity Acquisition is wholly owned by Lewis
S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential and S-Tech had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities include $1.1 million of delinquent payroll taxes and the Company has agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Acquisition are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, the Company believes that because the transaction will reduce the Company's liabilities by approximately $2.4 million that such transaction is in its best interests. As a result of the disposal of Sequential, S-Tech and Defense Manufacturing, the net reduction in the liabilities of the Company approximated $2.4 million and the gain on disposal approximated $1 million.

         The information regarding the Company's discontinued operations is summarized as follows:

                                    Gain (Loss) on Disposal of Segments for
                                            the Three and Nine Months Ended
                                                         September 30, 2002
------------------------------------------------------------------------------
Bizchase                                                     $    (593,000)

Shopclue                                                           916,000

Granite Technologies                                               723,000

Starnet                                                            312,000

S-Tech                                                             448,000

Sequential                                                         561,000

Less consulting fee                                                (28,000)
------------------------------------------------------------------------------
                                                             $   2,339,000
------------------------------------------------------------------------------

                                             Income (Loss) from Operations of
                                                        Discontinued Segments
                                             Three Months Ended September 30,
                                                  2002                   2001
--------------------------------------------------------------------------------
Bizchase                                   $   (16,000)          $   (146,000)

Shopclue                                        (5,000)                     -

Granite Technologies                           (51,000)            (2,044,000)

Starnet                                         (3,000)              (398,000)

S-Tech                                         (20,000)              (100,000)

Sequential                                     165,000               (201,000)

Less intercompany transactions                 104,000                190,000
--------------------------------------------------------------------------------
                                           $   174,000           $ (2,699,000)
--------------------------------------------------------------------------------

                                             Income (Loss) from Operations of
                                                        Discontinued Segments
                                              Nine Months Ended September 30,
                                                  2002                   2001
--------------------------------------------------------------------------------
Bizchase                                   $   (46,000)          $   (679,000)

Shopclue                                       (26,000)                 3,000

Granite                                       (149,000)            (2,044,000)

Starnet                                       (346,000)            (1,046,000)

S-Tech                                         (15,000)              (124,000)

Sequential                                    (200,000)              (604,000)

Less intercompany transactions                 400,000                492,000
--------------------------------------------------------------------------------
                                           $  (382,000)         $  (4,002,000)
--------------------------------------------------------------------------------

8.       Contingencies and Commitments

Employment Agreements

         The Company and Lewis S. Schiller have entered into an employment agreement whereby he is employed as the Company's Chief Executive Officer. Mr. Schiller's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides annual compensation of $500,000. Mr. Schiller's contract may be extended an additional five years and commencing 2002 his annual compensation shall be increased by the greater of 5% or the increase in the cost of living index. Mr. Schiller's contract provides him with a bonus for each year of the term equal to 10% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Mr. Schiller's contract entitles him to 20% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Mr. Schiller's contract provides him the opportunity to participate in the future expansion of the Company whereby he is entitled, at his option, to purchase up to 25% of the authorized securities of any subsidiary which is organized for any purpose. Mr. Schiller's contract provides him with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Mr. Schiller's contract provides him with severance equal to all amounts owed to him for the full term of the employment agreement. Mr. Schiller has irrevocably agreed to forego the 20% of the gross profit due to him from the gain on sale of Bizchase, Shopclue, Granite Technologies, Starnet, Granite Technologies, Sequential, Defense Manufacturing and S-Tech.

         In June of 2002, the Company and Grazyna B. Wnuk entered into an employment agreement whereby she is employed as the Company's Vice-President. Ms. Wnuk's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides annual compensation of $200,000. Ms. Wnuk's contract may be extended an additional five years and commencing 2002 her annual compensation shall be increased by the greater of 5% or the increase in the cost of living index. Ms. Wnuk's contract provides her with a bonus for each year of the term equal to 1% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Ms. Wnuk's contract entitles her to 1% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Ms. Wnuk's contract provides her the opportunity to participate in the future expansion of the Company whereby she is entitled, at her option, to purchase up to 1% of the authorized securities of any subsidiary which is organized for any purpose. Ms. Wnuk's contract provides her with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Ms. Wnuk's contract provides her with severance equal to all amounts owed to her for the full term of the employment agreement. Ms. Wnuk has irrevocably agreed to forego the 1% of the gross profit due to him from the gain on sale of Bizchase, Shopclue, Granite Technologies, Starnet, Granite Technologies, Sequential, Defense Manufacturing and S-Tech.

Legal Proceedings

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York. The nature of the action is for breach of contract with regard to the non-payment of legal invoices for services purported to have been rendered by the plaintiff, and the relief sought is $334,595, such amounts having been accrued on the books of the Company as of December 31, 2000, with interest from January 1999. The Company believes it has meritorious defenses to the complaint and intends to vigorously contest this complaint. Due to uncertainties in the legal process, it is at least reasonably possible that the Company's opinion of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

Contingent Liabilities

Pursuant to the terms of the Sequential and S-Tech Stock Purchase Agreement, the Company has agreed to indemnify Lewis S. Schiller and Fred Zivatofsky, the president of S-Tech, for any claims made against them regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech. The Company has not accrued a liability for the payroll taxes because Sequential and S-Tech are in the process of obtaining a payment program that S-Tech and Sequential would be able to meet with cash generated from their ongoing operations. However, it is at least reasonably possible that the Company's opinion of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

9.       Subsequent Events

Amendment to the Exclusive License

         On October 16, 2002, the exclusive licensing agreement was amended to provide the Company with the following: (i) the right to receive forty percent of all maintenance revenues generated from service contracts obtained from the Company's protected customer base; (ii) the right to share with Georal, any leasing revenues generated from leasing contracts related to the GIL-2001 security door; (iii) the right to renegotiate the discount received by the Company from its licensor at such time as the gross sales generated under the licensing agreement reaches $5 million; and (iv) extended the term of the agreement an additional five years, to September 18, 2014. As consideration for the October 16, 2002 amendment to the license agreement, the Company issued to Georal, 250,000 shares of its Series C Preferred Stock which is convertible into 25,000,000 shares of common stock.

Conversion of Related Party Debt to Common Stock

         On October 31, 2002, Carol Schiller, the wife of Lewis S. Schiller, agreed to convert $400,000 of related party debt owed to her into 10,000,000 common shares at the rate of $.04 per share, the fair value of the common stock on the date of the conversion.

Issuance of Stock Options

         On October 31, 2002, the Company issued options, to purchase 57,900,000 shares of common stock for $.04 per share, the fair market value on the date of issuance, of which an option to purchase 3,000,000 shares of common stock was issued to Lewis S. Schiller, an option to purchase 2,500,000 shares of common stock was issued to Grazyna B. Wnuk, an option to purchase 1,000,000 million shares of common stock was issued to Douglas Schiller, the adult son of Lewis S. Schiller for consulting services, and options to purchase 51,400,000 shares of common stock were issued to the Company's consultants.

Conversion of Preferred Stock into Common Stock

         On October 31, 2002, holders of convertible preferred stock elected to convert a portion of their preferred shares into an aggregate of 32,500,000 shares of common stock and as of November 14, 2002, the preferred shareholders have the right to convert, at the option of the holders, their remaining preferred shares into an aggregate of 81,465,517 shares of common stock.

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

         The important factors that could cause actual results to differ from those in the forward-looking statements herein (the "Cautionary Statements") are more fully described in the Company's December 31, 2001 Form 10-KSB and include, without limitation: We have a history of losses and cash flow deficits; the market for our common stock is limited; trading in our securities may be restricted due to compliance with applicable penny stock regulations; our company is subject to control by a principal stockholder; a significant portion of the net proceeds of any potential financing may be used for the payment of related party and other indebtedness and for salaries of executives and key personnel; we require additional financing for our business activities; we may use a significant portion of the proceeds from any financing offering to fund new businesses; we have granted significant benefits under certain existing and proposed employment agreements; certain of our proposed activities will be dependent upon patent protection; rapid technological change could render certain of our products and proposed products obsolete or non-competitive; we cannot predict market acceptance for our proposed products; the business in which we intend to engage in is subject to intense competition; the board of directors may issue additional preferred stock in the future; a substantial number of our shares of common stock will be available for future sale in the public market; we do not intend to pay any dividends on the common stock in the foreseeable future; the liability of our officers and directors to us and our shareholders is limited; dependence on key suppliers; reliance on management; dependence on key personnel; computer viruses; we could be subject to potential uninsured liability, the risks relating to legal proceedings, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Phase Out of the OTC Bulletin Board

         The Company's common stock currently trades on the OTC Bulletin Board ("OTCBB"), which is operated by the Nasdaq Stock Market, Inc. ("NSM"). NSM has advised us that the OTCBB will be phased out in 2003 and will be replaced by the Bulletin Board Exchange ("BBX"). The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. The BBX listing standards will require issuers to demonstrate the existence of one hundred round-lot shareholders and two hundred thousand shares in the public float. Corporate Governance Standards will require the Company to have an annual shareholders' meeting to be held within twelve months of the end of the first fiscal year after the Company becomes listed. The BBX will require the appointment of at least one independent director and the creation of an Audit Committee, a majority of the members of which must be independent directors. Related party transactions and potential conflict of interest situations will also be subject to review by the Audit Committee or a comparable body of the Board of Directors. The BBX will also prohibit the disenfranchisement of the voting rights of existing shareholders and require shareholder approval of transactions that involve: the grant of stock options to officers and directors, below-market issuances of stock, acquisitions, and changes of control. The Company will be required to distribute its annual report on Form 10KSB to its shareholders and engage only auditors that are subject to peer review consistent with the American Institute of Certified Public Accountants ("AICPA") procedures. If the BBX accepts a listing application filed by the Company, the initial listing fee will be approximately $10,000 and the Company will also be subject to an annual renewal fee of $4,000. If a listing application filed by the Company is not accepted by the BBX, the Company's common stock will trade on the Pink Sheets which would likely provide holders of the Company's common stock with less liquidity than either the OTCBB or the BBX.

Results of Operations

         In September 2002 we made a decision to focus our business exclusively on our Security Systems business segment and on October 18, 2002 we disposed of all non security system segments. Currently, our primary source of future revenues, if any, will be generated under our Exclusive Licensing Agreement with Georal International for the sale of Georal Security Systems, including the GIL-2001 security door. Potential revenues may be generated from the marketing and distribution of the Georal Security Systems to both those customers for which we have exclusive distribution rights and to others as to which we have non-exclusive rights. Many of the customers to whom we will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. In October 2002, Georal International received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal covers the secured portal which is the subject of the exclusive license agreement and may provide barriers to entry and possibly eliminate competition from other portal manufacturers.

         Our original marketing strategy was focused solely on sales of the GIL-2001 security door to the U.S. State Department. Starting in February 2002, we have expanded our marketing efforts to include all customers under the exclusive distribution agreement and have built a sales team for such purpose. We face competition from companies which have far greater financial resources, personnel and experience. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate meaningful revenues using our exclusive license.

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University ("VCU") with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves VCU from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture.

         We are developing products and systems utilizing a proprietary and patented electronic fingerprint identification technology. The fingerprint identification technology being developed and utilized is a fingerprint identification scanning technology utilized for a variety of access control and law enforcement purposes. Applications for this technology include access control systems for banks, airports, industrial and government facilities, voter registration and electoral anti-fraud systems, welfare and social program identification systems, immigration control, suspect booking, prisoner and detainee movement and release control systems, and sensitive employment authorization systems. We have also developed a fingerprint identification system that could be used in conjunction with the Georal Security System and may generate revenues in coordination with sales, if any, of the Georal Security Systems.

         For the three and nine month periods ended September 30, 2002 and 2001 our continuing business did not generate any revenues. Our operating expenses during such periods includes executive payroll which is currently $700,000 per year or $175,000 for the 2002 and 2001 quarter and $525,000 for the 2002 and 2001 nine months. None of such salaries have been paid and as of September 30, 2002, Lewis S. Schiller, our Chief Executive Officer has agreed to defer payment of his salary until January 1, 2004. Expenses associated with our sales and marketing represent amounts owed to consultants which approximates $1 million per year or $250,000 for the 2002 quarter and $750,000 for the 2002 nine months. Such sales and marketing costs were not incurred during the 2001 comparative period. Other significant costs include professional fees for legal and accounting services which approximated $350,000 annually for both 2002 and 2001. Depreciation and amortization for the three and nine months ended September 30, 2002 was $31,000 and $101,000, respectively, and consisted primarily of amortization of the exclusive license, and was $6,000 and $19,000, respectively for the three and nine months ended September 30, 2001.

         Since the third quarter of 2001, we have been compensating our executives and consultants with stock options that have been registered on Form S-8. In April 2002, we issued options and warrants to purchase an aggregate of 5,300,000 shares of common stock to its key consultants. Such options and warrants, using the Black-Scholes option valuation formula, were valued at $157,000, which was charged to operations as a non cash expense. In April of 2002, The Finx Group issued to Lewis S. Schiller, its Chief Executive Officer and Chairman, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. Originally, the warrants issued to Lewis S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk provide for cashless exercise provisions which requires The Finx Group to calculate compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof are outstanding as represented by the amount by which the fair value of such warrants exceeds the exercise price. At the end of the second quarter of 2002, such non cash compensation expense related to the stock appreciation rights was $2,010,000. As of September 30, 2002, the fair value of the warrants was less than the exercise and therefore the $2,010,000 non cash compensation expense was reversed in the third quarter of 2002. On October 31, 2002, Lewis S. Schiller and Grazyna B. Wnuk agreed to remove the cashless exercise provisions from these warrants and as a result there will be no future compensation expense related to such warrants. In May 2002, The Finx Group issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock, which resulted in a $15,000 of non cash expense charged to operations.

         On July 2, 2001, the Company issued options to purchase 13,735,000 shares of common stock and using the Black-Scholes option valuation formula, such options were valued at $3.06 million, which was charged to operations as a non cash expense for the three and nine months ended September 30, 2001.

         On August 31, 2001, The Finx Group, through its subsidiary Qode Acquisition Corp., entered into a non-binding letter of intent with NeoMedia Technologies, Inc. to purchase from them, all assets related to

NeoMedia-Qode Software and Service Business of NeoMedia, Inc., which business consists of the ownership and operation of a comprehensive universal Internet database of consumer product information accessible through the scanning or searching of Universal Product Codes including the delivery of targeted promotions, coupons and special offers through a proprietary database and software. Since August 31, 2001, The Finx Group had made certain payments related to the NeoMedia-Qode Software and Service Business of NeoMedia, Inc. in the amount of $117,000 and in June 2002, upon its determination that it would not consummate the asset acquisition, such amounts were written-off and charged to operations.

         We incur interest expense at an annual rate of 9% on related party notes payable. For the three months ended September 30, 2002 and 2001, such interest was $28,000 and $44,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $59,000 and $117,000, respectively. The related party notes payable are the result of advances from Trinity Group-I, Inc., our controlling shareholder, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the Company. Total notes payable owed to related parties as of September 30, 2002 approximates $1.6 million on which accrued and unpaid interest approximates $537,000. All of the related party notes and interest are payable upon demand, however; Trinity Group-I, Inc., which is wholly owned by Lewis S. Schiller, has agreed to defer payment of $529,000 of such interest until January 1, 2004.

         As a result of our decision to focus our business exclusively on our Security Systems business segment we disposed of all non security system segments resulting in a gain on disposal of $2.339 million. Income (loss) from operations of discontinued segments was $174,000 and ($2,699,000), respectively, for the three month periods ending September 30, 2002 and 2001 and was $382,000 and ($4,002,000), respectively, for the nine month periods ending September 30, 2002 and 2001.

Financial Condition - Liquidity and Capital Resources

         As a result of the disposal of all non Security System business segments, our total liabilities were reduced by $3.8 million. As a result of the Lewis S. Schiller's agreement to defer payment of accrued salary, accrued interest and accrued dividends owed to him our current liabilities were reduced by $2.1 million. Our working capital deficiency decreased from $7.1 million at December 31, 2001 to $4.4 million as of September 30, 2002. During the current nine month period we used $1 million for our continuing operations. Historically, nearly all of our funding was provided by The Trinity Group-I, Inc. and during the nine months ended September 30, 2002 net advances from related parties was $54,000. Since September of 2001 we have used stock options to compensate our employees and key consultants and during the nine months ended September 30, 2002 proceeds from the exercise of stock options was $873,000.

         On September 4, 2002, the Company filed a definitive information statement in order to increase its authorized shares of common stock from 50,000,000 shares to 750,000,000 shares which was authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of the Common Stock. The Company requires additional shares of its Common Stock in order to (i) continue efforts to obtain equity financings from the proposed sale of convertible preferred stock; (ii) to provide compensation in the form of option grants to its executive employees and key consultants; (iii) to facilitate the conversion of its existing convertible preferred stock; (iv) to reserve shares for outstanding warrants to purchase Common Stock; and (v) provide sufficient shares for other corporate purposes as such needs may arise.

         Pursuant to the terms of the Sequential and S-Tech Stock Purchase Agreement, the Company has agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of operating losses and as of September 30, 2002 has a working capital deficiency of $4.4 million and capital deficiency of $4.5 million. Since April of 1999 the Company has relied on financial support from its controlling stockholder, The Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York. The nature of the action is for breach of contract with regard to the non-payment of legal invoices for services purported to have been rendered by the plaintiff, and the relief sought is $334,595, such amounts having been accrued on the books of the Company as of December 31, 2000, with interest from January 1999. The Company believes it has meritorious defenses to the complaint and intends to vigorously contest this complaint. Due to uncertainties in the legal process, it is at least reasonably possible that the Company's opinion of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on the operations of the Company.

Item 3. Controls and Procedures

         Our Chief Executive Officer, who is also our Chief Accounting Officer, has supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on his evaluation, he believes that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

           99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           99.2 Chief Executive Officer and Chief Accounting Officer Certification.

(b)      Reports on Form 8-K

                  On July 8, 2002, an 8-K was filed reporting in Item 5. Other
                     Events, a complaint that was filed against the Company by "The Law Offices of JK Levien".

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The FINX GROUP, INC.

/S/                   Chief Executive Officer and Director     November 19, 2002
Lewis S. Schiller     (Principal Executive and Accounting
                       Officer)

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of The Finx Group, Inc. on Form 10QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on his knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

         /S/ Lewis S. Schiller
           Chief Executive Officer and
           Chief Financial Officer

         November 19, 2002

Exhibit 99.2


       CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER CERTIFICATION

I, Lewis S. Schiller, certify that:

   1.     I have reviewed this quarterly report on Form 10-QSB of The Finx
          Group, Inc.
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and we have identified no material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

By  /s/ Lewis S. Schiller
 Chief Executive Officer and
   Chief Accounting Officer