Form 10KSB
period 2002-12-31
FINX GROUP INC
filed 2003-04-14
CIK 316618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period _________ to _________.

                         Commission file Number 0-9940

                              THE FINX GROUP, INC.
          (Name of small business issuer as specified in its charter)
                     (Formerly Known as Fingermatrix, Inc.)

           Delaware                                      13-2854686
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

21634 Club Villa Terrace, Boca Raton, Florida                     33433
  (Address of principal executive offices)                      (Zip Code)

                   Issuer's telephone number: (561) 447-6612

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common stock, $.01 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2002 were $6,000.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of April 8, 2003 was approximately $1.640 million computed on the basis of the reported closing price per share ($0.015) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 8, 2003, the Registrant has 171,519,498 shares of its par value $0.01 common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ____  No  _X_

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

         SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; THE MARKET FOR OUR COMMON STOCK IS LIMITED; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; OUR COMPANY IS SUBJECT TO CONTROL BY A PRINCIPAL STOCKHOLDER; A SIGNIFICANT PORTION OF THE NET PROCEEDS OF ANY POTENTIAL FINANCING MAY BE USED FOR THE PAYMENT OF RELATED PARTY AND OTHER INDEBTEDNESS AND FOR SALARIES OF EXECUTIVES AND KEY PERSONNEL; WE REQUIRE ADDITIONAL FINANCING FOR OUR BUSINESS ACTIVITIES; WE HAVE GRANTED SIGNIFICANT BENEFITS UNDER CERTAIN EXISTING AND PROPOSED EMPLOYMENT AGREEMENTS; RAPID TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; THE BUSINESS IN WHICH WE INTEND TO ENGAGE IN IS SUBJECT TO INTENSE COMPETITION; THE BOARD OF DIRECTORS MAY ISSUE ADDITIONAL PREFERRED STOCK IN THE FUTURE; A SUBSTANTIAL NUMBER OF OUR SHARES OF COMMON STOCK WILL BE AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO US AND OUR SHAREHOLDERS IS LIMITED; DEPENDENCE ON KEY SUPPLIER; RELIANCE ON MANAGEMENT, KEY PERSONNEL AND CONSULTANTS; WE COULD BE SUBJECT TO POTENTIAL UNINSURED LIABILITY, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

Item 1. Description of Business.

Organization

         On June 6, 2000 The Finx Group, Inc. was organized as a Delaware corporation. As of June 30, 2000, Fingermatrix, Inc., our predecessor company was merged into The Finx Group, Inc. We have controlling interests in FMX Corp. which was incorporated in Delaware on June 12, 1996, Secured Portal Systems, Inc., which was incorporated in Delaware on August 11, 1999, and Granite Technologies Acquisition Corp., which was incorporated in Delaware on May 15, 2001. Throughout this document our Company and its subsidiaries may be collectively referred to as "We", "Our", "Us", "The Finx Group", the "Company" or the "Registrant".

Current Developments

Trinity Group-I, Inc. Debt Exchange

         On April 28, 1999, The Trinity Group-I, Inc. acquired voting control of The Finx Group and since that date has been our only significant source of funding. The Trinity Group-I, Inc. is owned by Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board. As of May 7, 2001, The Trinity Group-I, Inc. had advanced to us approximately $3.7 million in order to fund our operations. On May 7, 2001, The Trinity Group-I, Inc. exchanged $1.5 million of such related party debt for 7,500,000 shares of common stock, representing $0.20 per share, the fair market value of the common stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B preferred stock whereby each share of Series B preferred stock represents $100 of exchanged related party debt. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, our Vice-President and Secretary of the Board. On April 1, 2003, Trinity Group-I, Inc. converted 1,600 shares of Series B preferred stock into 40,000,000 shares of common stock. As of April 9, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock.

Expansion of Our Exclusive License with Georal International, Ltd.

         On September 13, 1999, we obtained an exclusive distribution agreement from GIL Security Systems, Inc. GIL Security Systems, Inc. is a subsidiary of Georal International, Ltd. and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL Security Systems, Inc. and Georal International, Ltd. GIL Security Systems, Inc. is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets (the "Georal Security Products"). The exclusive distribution agreement gives us distribution rights for the sale of all of the Georal Security Products, including all models of the GIL-2001 security door, to specified categories of customers. We refer to the exclusive distribution agreement as the "Georal License".

         Upon the initial execution of the Georal License, the categories of customers covered by the exclusive distribution agreement included the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. On February 21, 2002, the Georal License was expanded to include all financial institutions around the world and gave us an additional right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the Georal License as a protected customer. On May 16, 2002, the Georal License was expanded to include exclusive world wide sales and marketing rights for all casinos, malls, stadiums, office buildings and high rises. On September 9, 2002, the Georal License was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. On October 16, 2002, the Georal License was expanded to provide us with the right to receive forty percent of all maintenance revenues generated from service contracts obtained from our protected customer base; the right to share with Georal International, Ltd., all leasing revenues generated from leasing contracts related to the GIL-2001 security door and the right to renegotiate the discount received by us from Georal International, Ltd. at such time as the gross sales generated under the Georal License reaches $5 million.

         The Georal License commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009 and then again extended to August 31, 2014

         In order to obtain the original Georal License and all of the expansions to the Georal License, we have issued an aggregate of 46,049,874 shares of our common stock which we valued at $2.7 million which we are amortizing over the life of the Georal License. The annual amortization expense approximates $190,000 and as of December 31, 2002, the unamortized value assigned to the Georal License is $2.798 million.

Certification by the U.S. State Department

         On December 11, 2001 Georal International, Ltd. received a certification from the U.S. State Department stating that the GIL-2001 had passed forced entry and ballistic resistant tests, as witnessed by a technical representative of the U.S. State Department and that the GIL-2001 was added to the U.S. Department of State list of certified equipment necessary for its procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad.

Patent Protection

         On October 29, 2002 Georal International, Ltd. received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal International, Ltd. covers the secured portal which is the subject of the exclusive license agreement and may provide barriers to entry and should eliminate competition from other portal manufacturers.

Marketing and Sales Distribution Agreements

         On December 13, 2002 we entered into a memorandum of understanding incorporating a reseller agreement with TRW, Inc., which has been acquired by Northrop Grumman Corp. and is now operating as Northrop Grumman Mission Systems. The agreement gives Northrop Grumman Mission Systems the right to market Georal Security Products to the Federal Government and other significant commercial opportunities. On March 26, 2003, we entered into a distribution and marketing agreement with Lockheed Martin. The agreement gives Lockheed Martin worldwide rights to market the Georal Security Products.

         In April 2003, we entered into reciprocal marketing agreements with Advanced Biometric Security, Inc. ("ABS"). The Marketing Agreements provide both us and ABS with non-exclusive marketing rights for each others security product lines. ABS provides enterprise software and services related to identity management and the security of physical and logical assets.

Definitive Information Statement to Increase Our Authorized Shares of
Common Stock

         On September 4, 2002, we filed a definitive information statement in order to increase our authorized shares of common stock from 50,000,000 shares to 750,000,000 shares which was authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of our common stock. We required additional shares of common stock in order to (i) continue efforts to obtain equity financings; (ii) provide compensation in the form of option and stock grants to our employees and key consultants; (iii) provide sufficient shares to facilitate the conversion of convertible preferred stock; (iv) reserve shares for outstanding warrants to purchase common stock; and (v) provide sufficient shares for other corporate purposes as such needs may arise.

Acquisition of Granite Technologies, Inc.

         On September 19, 2001, we purchased 95.87% of Granite Technologies Inc.'s common stock in exchange for 3,000,000 shares of our common stock. Grazyna B. Wnuk received 124,031 shares of our common stock for her ownership interest in Granite Technologies, Inc. and immediate family members of Lewis S. Schiller, received 397,934 of our common shares for their ownership interest in Granite Technologies, Inc. In anticipation of our acquisition of Granite Technologies, Inc., we entered into a Settlement and Release Agreement with Rock Partners Ltd., SSMI Corp. and Bruno Kordich, on September 15, 2001, pursuant to which (i) we received 4.13%, of Granite

Technologies Inc.'s common stock then owned by Rock Partners Ltd. and SSMI Corp.; (ii) we received a General Release and a Dismissal with Prejudice on any past disputes by and among Granite Technologies, Inc. and Rock Partners Ltd., SSMI Corp. and Bruno Kordich; (iii) all past agreements between Granite Technologies, Inc. and Rock Partners Ltd., SSMI Corp. and Bruno Kordich became void and cancelled; (iv) Rock Partners Ltd., SSMI Corp. and Bruno Kordich received 542,636 shares of our common stock in consideration for items (i), (ii) and (iii); (v) we acknowledged Granite Technologies Inc.'s outstanding notes and liabilities in the aggregate of $77,000; and (vi) we issued 160,000 shares of our common stock, on behalf of Granite Technologies Inc. in consideration for all remaining claims aggregating $80,000.

Disposal of Non Security System Business Segments

         In September of 2002, our Board of Directors approved a plan whereby it was determined to be in our best interests to focus all of our resources on our security systems business and all non security business segments should be sold. This decision was based on management's evaluation of our capability to support multiple and diverse business segments. Management's evaluation was confirmed in a business assessment report received from vFinance Investments, Inc., who was performing management and investment banking services to us. The business assessment report, among other things, recommended that we streamline our operating activities to focus on our security systems business. We investigated various possible venues to undertake the disposal of the non security system businesses which included Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., Granite Technologies, Inc., Shopclue.com, Inc., Bizchase, Inc. and Starnet365.com, Inc. We engaged a consultant, pursuant to a consulting agreement, to assist in developing an exit strategy for the disposal of these businesses. Through the efforts of the consultant, on October 18, 2002, Thomas Banks Ltd. acquired Granite Technologies, Inc., Shopclue.com, Inc., Bizchase, Inc. and Starnet365.com, Inc. for nominal consideration, subject to the forgiveness of the amounts owed by such subsidiaries to us and the retention by us of certain rights to the assets of Granite Technologies.

         On October 18, 2002, we sold Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc. to Trinity Group Acquisition Corp. for one dollar ($1) and the cancellation of approximately $2.3 million of principal and interest owed to us by such subsidiaries. As of the date of the transaction, Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc. had aggregate assets of $1.2 million and not including the $3.1 million they owed to us, had aggregate liabilities of $2.4 million. These liabilities included $1.1 million of delinquent payroll taxes for which we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes. Trinity Group Acquisition, Corp. is wholly owned by Lewis S. Schiller and the sale of Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc. was not consummated at arms-length. However, we believe that because the transaction reduced our liabilities by approximately $2.4 million that such transaction was in our best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc., the net reduction in our liabilities approximated $2.4 million and our gain on disposal approximated $1 million.

Our Business

Products

         Since September 30, 2002, our business has solely focused on the marketing and sale of our two primary security products: the GIL 2001 Portal Control System and the Secured Card Solutions Software Program. During 2002, we generated revenues of $6,000 from a contract with Virginia Commonwealth University for one of our Secured Card Solutions.

         The GIL 2001 Portal Control System is state of the art for security processing and human flow management and is built on step-by-step security processor logic using automated, structural, portal barriers for executing positive/authorized or negative/unauthorized access commands. This system includes embedded defensive countermeasures for piggybacked entry, weapons or credentials pass back, run back breeches and protection against forced entry. Standard subsystem capabilities include metal detection for weapon and asset detection, and this system's processing capabilities include execution of access commands from any access control, detection sensor or digital imaging subsystem. With the full physical separation and step-by-step logistics provided by GIL 2001 Portal Control Systems, access control at key checkpoints can be configured in a way to completely secure a facility. The GIL 2001 Portal Control System is designed to create a Secure Physical Firewall that creates a Safe Work Area for employees, visitors, and customers who must pass through our firewall into a secure area. One of the many advantages of this firewall is that it reduces day-to-day confrontational situations.

         The Secured Card Solutions Software Program enables colleges and universities to link access control of their recreation facilities with the university ID card, process memberships, issue recreation equipment and obtain utilization reports for multiple recreation facilities. The system is cost-effective to implement as is user-friendly for employees and provides accurate and timely information for recreation administrators. r Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the Virginia Commonwealth University card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction and handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution.

Marketing

         We are marketing GIL 2001 Portal Control System directly through sales consultants and through channel marketing relationships that we have recently secured. We have resale agreements with Northrop Grumman Mission Systems and Lockheed Martin Mission Systems, which give us significant access and existing in-roads for the department of defense and other governmental customers. Georal International, Ltd. has installed the GIL-2001 at the Department of Justice in Washington, DC, Rikers Island Prison, Citi Corp.'s Data Center and Exodus Communications Corp. We are marketing the Secured Card Solutions Software Program directly to universities across the United States. We have installed our Secured Recreational Sports Management Solution at Virginia Commonwealth University and at Florida International University.

Competition

         Although there are two direct competitors (Tonali and Secure Access Portals, Inc.), we believe that our product has the following key advantages:
(1) significantly higher throughput, meaning more people can use the system per hour than our competitors; (2) U.S. State Department Certification; (3) it is domestically manufactured; and, (4) we have broad patent protection on the Georal portal.

         Although there are many product offerings for Card Control Access, we believe that we are developing a niche industry by focusing on the colleges and universities sports recreation facilities. Our upcoming WEB Based Secured Recreational Sports Management Solution will mimic the existing program's capabilities on an internet browser using Microsoft.NET architecture and will further solidify our leadership role in our market niche.

Employees

         The Finx Group, Inc. holding company currently employs two individuals who are its executive officers. Our remaining functions are provided by consultants.

RISK FACTORS

We Have a History of Losses and Cash Flow Deficit

         We have incurred significant operating losses during each of the two years ended December 2002 and as of December 31, 2002 we have a capital deficiency of $3.6 million. We expect to incur additional losses during the time period in which we are developing products and markets for our subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

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

Our Company is Subject to Control by a Principal Stockholder

         Trinity Group-I, Inc. has advanced significant funds to us and our subsidiaries and owns a controlling interest in our equity. The Trinity Group-I, Inc. is solely owned by Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer. All of the shares of The Trinity Group-I, Inc. owned by Lewis
S. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Carol Schiller, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own interests in our outstanding common stock. In addition, The Trinity Group-I, Inc. owns all of our outstanding Series B preferred stock, which as of April 9, 2003, is convertible into approximately 377,500,000 shares of our common stock. The Trinity Group-I, Inc. also owns all of our Series A preferred stock which gives it the right to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in The Trinity Group-I, Inc. to a third party. In the event of such a sale by Mr. Lewis S. Schiller, such third party may be able to control our affairs in the same manner that Lewis S. Schiller is able to do so by virtue of his ownership of The Trinity Group-I, Inc. Any such sale may adversely affect the market price of our common stock and could adversely affect our business, financial condition or results of operations.

A Significant Portion of the Net Proceeds of Any Potential Financing May Be Used for the Payment of Related Party and Other Indebtedness and for Salaries of Executives and Key Personnel

         The Trinity Group-I, Inc. and Lewis S. Schiller have advanced significant funds to us. Also, Lewis S. Schiller and Grazyna B. Wnuk are owed accrued salaries as of December 31, 2002 of approximately $2 million. A portion of the proceeds of any potential financing may be used to repay some or all of the amounts owed to these related parties. In addition, it is possible that a substantial portion of the proceeds from any potential financing would be allocated for general corporate purposes, including working capital, would be used to pay the salaries of certain of our officers and other key personnel and consultants.

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

We Have Granted Significant Benefits Under Certain Existing and Proposed Employment Agreements

         Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer, and Grazyna B. Wnuk, our Vice President, Secretary and a Director have employment agreements with us. These employment agreements provide significant benefits to each of them. The terms of these agreements were determined by our management, who are also parties to these agreements.

Rapid Technological Change Could Render Certain of Our Products and Proposed Products Obsolete or Non-Competitive

         Major technological changes can occur rapidly in the security industries. It is entirely possible that newer technologies, techniques or products will be developed with more capabilities and better performance than our present and proposed products. The development by competitors of new or improved technologies, techniques or products may make our present or planned products obsolete or non-competitive.

We Cannot Predict Market Acceptance for Our Proposed Products

         All of our security products that we currently offer and may develop in the future may not gain market acceptance. The degree of acceptance of our existing security products and any security products that we may develop in the future will depend upon numerous factors, including demonstration of the advantages, uniqueness and reliability of such products, their cost effectiveness, the potential barriers to market entry by alternative products, marketing and distribution support and the financial ability and credibility of such entities.

The Business in Which We Are Engage in May Be Subject to Intense Competition

         We may face intense competition from numerous companies which are developing, producing and marketing products for securing access to buildings and facilities which will directly compete with our products. We intend to distribute a security access or entrance system to customers which include government and other institutional purchasers who have been serviced by vendors, which have established and tested security products and systems that have become recognized and accepted in this industry. The type of security system that we will offer to our customers is subject to technological change and compliance with product specifications established by our intended customers. New entrants in this industry must establish product reliability through testing and use in order to gain widespread commercial acceptance of such products. Many of our potential competitors may have greater financial, technical, personnel and other resources than we do and that we expect to have in the foreseeable future. We cannot provide any assurances that we will be able to compete effectively with any of such competitors.

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

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

         As of April 9, 2003, approximately 74 million shares of our outstanding common stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of issuance.

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

Dependence on Key Supplier

         Georal International, Ltd. is the sole supplier of our primary security product pursuant to a license which expires in August 31, 2014. Should Georal International, Ltd. experience difficulty in providing product in a timely manner, this could adversely affect our revenues and reputation in the market. Additionally, the failure on the part of Georal International, Ltd. to develop and manufacture or supply new or enhanced products that meet or anticipate technological changes on a timely and cost-competitive basis could have a materially adverse effect on our financial condition and results of operations.

Reliance on Management and Key Personnel and Consultants

         While investors have voting rights, they will not be able to take a direct role in the management of our operations. Our success is contingent on the judgment and expertise of our directors and officers and on our being able to attract and retain a senior management team, some of who are approaching retirement age. Our success will also depend to a significant extent upon the skills of certain key personnel and consultants. Our failure to attract replacement or additional qualified employees or to retain the services of key personnel or consultants could adversely affect our business.

We Could Be Subject to Potential Uninsured Liability

         We intend to obtain liability, property and business interruption insurance. We may not have sufficient funds with which to purchase and/or maintain such insurance. We plan to operate in a professional and prudent manner to reduce potential liability. Nevertheless, an uninsured claim against us, if successful and of sufficient magnitude could have a material adverse effect on us. In addition, the lack of or the inability to obtain insurance of the type and in the amounts required could impair our ability to enter into certain contracts, which may be, in certain instances, conditioned upon the availability of adequate insurance coverage.

Item 2. Description of Properties.

         Our executive offices are located in Boca Raton, Florida in space provided by an executive officer. Our independent consultants perform work for us out of their own offices located throughout the United States.

Item 3. Legal Proceedings.

         Although we are a party to certain legal proceedings that have occurred in the ordinary course of business, we do not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York. The nature of the action is for breach of contract with regard to the non-payment of legal invoices for services purported to have been rendered by the plaintiff, and the relief sought is $334,595, such amount having been accrued on our books. We believe we have meritorious defenses to the complaint and intend to vigorously contest this complaint. Due to uncertainties in the legal process, it is at least reasonably possible that our opinion of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on our operations.

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

                                   Bid Prices

       Current period from                  High              Low
                                            ----              ---
         January 1, 2002 to
          April 10, 2002                    $0.034            $0.004

       Quarter ended
         March 31, 2002                     $0.81             $0.08
         June 30, 2002                      $0.23             $0.042
         September 30, 2002                 $0.12             $0.029
         December 31, 2002                  $0.095            $0.019

       Quarter ended
         March 31, 2001                     $1.95             $0.53
         June 30, 2001                      $1.00             $0.18
         September 30, 2001                 $0.87             $0.26
         December 31, 2001                  $0.72             $0.38

         The closing price of common stock on April 8, 2003 was $0.015.

         We have authorized 750,000,000 shares of our $0.01 par value common stock. As of April 8, 2003, there were approximately 4,000 holders of record of our common stock. We have not paid dividends on common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes.

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

         THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; THE MARKET FOR OUR COMMON STOCK IS LIMITED; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; OUR COMPANY IS SUBJECT TO CONTROL BY A PRINCIPAL STOCKHOLDER; A SIGNIFICANT PORTION OF THE NET PROCEEDS OF ANY POTENTIAL FINANCING MAY BE USED FOR THE PAYMENT OF RELATED PARTY AND OTHER INDEBTEDNESS AND FOR SALARIES OF EXECUTIVES AND KEY PERSONNEL; WE REQUIRE ADDITIONAL FINANCING FOR OUR BUSINESS ACTIVITIES; WE HAVE GRANTED SIGNIFICANT BENEFITS UNDER CERTAIN EXISTING AND PROPOSED EMPLOYMENT AGREEMENTS; RAPID TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; THE BUSINESS IN WHICH WE INTEND TO ENGAGE IN IS SUBJECT TO INTENSE COMPETITION; THE BOARD OF DIRECTORS MAY ISSUE ADDITIONAL PREFERRED STOCK IN THE FUTURE; A SUBSTANTIAL NUMBER OF OUR SHARES OF COMMON STOCK WILL BE AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO US AND OUR SHAREHOLDERS IS LIMITED; DEPENDENCE ON KEY SUPPLIER; RELIANCE ON MANAGEMENT, KEY PERSONNEL AND CONSULTANTS; WE COULD BE SUBJECT TO POTENTIAL UNINSURED LIABILITY, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Phase Out of the OTC Bulletin Board

         Our common stock currently trades on the OTC Bulletin Board ("OTCBB"), which is operated by the Nasdaq Stock Market, Inc. ("NSM"). NSM has advised us that the OTCBB will be phased out in 2004 and will be replaced by the Bulletin Board Exchange ("BBX"). The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. The BBX listing standards will require issuers to demonstrate the existence of one hundred round-lot shareholders and two hundred thousand shares in the public float. Corporate Governance Standards will require us to have an annual shareholders' meeting to be held within twelve months of the end of the first fiscal year after we become listed. The BBX will require the appointment of at least one independent director and the creation of an Audit Committee, a majority of the members of which must be independent directors. Related party transactions and potential conflict of interest situations will also be subject to review by the Audit Committee or a comparable body of the Board of Directors. The BBX will also prohibit the disenfranchisement of the voting rights of existing shareholders and require shareholder approval of transactions that involve: the grant of stock options to officers and directors, below-market issuances of stock, acquisitions, and changes of control. We will be required to distribute our annual report on Form 10KSB to our shareholders and engage only auditors that are subject to peer review consistent with the American Institute of Certified Public Accountants ("AICPA") procedures. If the BBX accepts a listing application filed by us, the initial listing fee will be approximately $10,000 and we will also be subject to an annual renewal fee of $4,000. If a listing application filed by us is not accepted by the BBX, our common stock will trade on the Pink Sheets which will likely provide holders of our common stock with less liquidity than either the OTCBB or the BBX.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of our to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: impairment of long-lived assets, including the valuation of the exclusive license agreement; accounting for expenses in connection with stock options and warrants; provisions for doubtful accounts; and accounting for income taxes. Our management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in assumptions, estimates and judgments in the preparation of these quarterly financial statements from the assumptions, estimates and judgments used in the preparation of our prior year's audited financial statements.

Results of Operations

         In September 2002 we made a decision to focus our business exclusively on our Security Systems business and on October 18, 2002 we disposed of all non security system segments. Currently, our primary source of future revenues, if any, will be generated under our Georal License for the sale of Georal Security Products, including the GIL-2001 security door. Potential revenues may be generated from the marketing and distribution of the Georal Security Products to both those customers for which we have exclusive distribution rights and to others as to which we have non-exclusive rights. In December of 2002 TRW, Inc., now operating as Northrop Grumman Mission Systems, agreed to market and distribute the Georal Security Products. In March of 2003, Lockheed Martin Missions Systems also agreed to market and distribute the Georal Security Products. Many of the customers to whom we will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. In October 2002, Georal International, Ltd. received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal International, Ltd. covers the secured portal which is the subject of the Georal License and may provide barriers to entry and possibly eliminate competition from other portal manufacturers.

         Our original marketing strategy was focused solely on sales of the GIL-2001 security door to the U.S. State Department. In 2002, we expanded our marketing efforts to include all customers under the exclusive distribution agreement and have built a sales team for such purpose. We face competition from companies which have far greater financial resources, personnel and experience. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate meaningful revenues using our Georal License.

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution. During 2002, we generated revenues of $6,000 from a contract with Virginia Commonwealth University for one of our Secured Card Solutions.

         Our operating expenses include executive payroll which is currently $700,000 per year of which none have been paid. Lewis S. Schiller, our Chief Executive Officer has agreed to defer payment of his salary until January 1, 2004 and as of December 31, 2002 his cumulative deferred salary approximates $1.4 million. Additionally, Grazyna B. Wnuk, our Vice-President, is owed cumulative salaries of $563,000. Expenses associated with our sales and marketing represent consulting fees to the consultants who perform such functions and currently approximate $1 million per year. Such sales and marketing costs were not incurred during 2001. Professional fees for legal and accounting services currently approximate $250,000 annually for both 2002 and 2001. Depreciation and amortization approximated $205,000 and $24,000. The value assigned to the Georal License of $2.98 million was incurred in 2002 which is being amortization of the life of the Georal License resulting in ongoing annual amortization expense of $190,000.

         Since the third quarter of 2001, we have been compensating our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During 2002, we issued options and warrants to purchase an aggregate of 93,000,165 shares of common stock to our employees and consultants. Such options and warrants, using the Black-Scholes option valuation formula, were valued at $2.3 million of which $2.264 million was charged to operations as a non cash expense in 2002 and $39,000 represented fees to a consultant who assisted us in disposing of our discontinued segments and was charged against the 2002 gain on disposal of such discontinued operations. During 2001 we issued options to purchase 17,125,000 shares of common stock and using the Black-Scholes option valuation formula, such options were valued at $4.671 million, which was charged to operations as a non cash expense in 2001.

         We incur interest expense at an annual rate of 9% on related party notes payable. For 2002 and 2001, such interest was $119,000 and $274,000, respectively The related party notes payable are the result of advances from Trinity Group-I, Inc., our controlling shareholder, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the Company. Total notes payable owed to related parties as of December 31, 2002 approximates $1.098 million on which accrued and unpaid interest approximates $682,000. All of the related party notes and interest are payable upon demand, however; Trinity Group-I, Inc., which is wholly owned by Lewis S. Schiller, has agreed to defer payment of $550,000 of such interest until January 1, 2004.

         As a result of our decision to focus our business exclusively on our Security Systems business we disposed of all non security system segments resulting in a gain on disposal of $2.38 million. Loss from the operations of discontinued segments was $382,000 and $5.036 million, respectively, for 2002 and 2001.

Financial Condition - Liquidity and Capital Resources

         As a result of the disposal of all non Security System business segments, our total liabilities were reduced by $3.8 million. As a result of Lewis S. Schiller's agreement to defer payment of accrued salary, accrued interest and accrued dividends owed to him our current liabilities were reduced by $2.247 million. Our working capital deficiency decreased from $7.1 million at December 31, 2001 to $4.111 million as of December 31, 2002. During 2002 we used $1.7 million for our continuing operations. Since April 1999, our primary source of funding has been provided by The Trinity Group-I, Inc. and during 2002 net advances from related parties were $58,000. Since September of 2001 we have used stock options to compensate our employees and key consultants and during 2002 proceeds from the exercise of stock options was $1.494 million.

         On September 4, 2002, we filed a definitive information statement in order to increase our authorized shares of common stock from 50,000,000 shares to 750,000,000 shares which was authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of our common stock. We required additional shares of common stock in order to (i) continue efforts to obtain equity financings; (ii) provide compensation in the form of option and stock grants to our employees and key consultants; (iii) provide sufficient shares to facilitate the conversion of convertible preferred stock; (iv) reserve shares for outstanding warrants to purchase common stock; and (v) provide sufficient shares for other corporate purposes as such needs may arise.

         Pursuant to the terms of the stock purchase agreement to sell Sequential Electronic Systems, Inc. and S-Tech, Inc., we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. at the time of their disposal.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have a history of operating losses and as of December 31, 2002 have a working capital deficiency of $4.111 million and a capital deficiency of $3.552 million. Since April of 1999 we have relied on financial support from our controlling stockholder, The Trinity Group-I, Inc. and other related parties and since September 25, 2001 have compensated our employees and key consultants with stock options some of which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. Our continuation as a going concern is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

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

Name                 Age         Position with the Company
------------------------------------------------------------------------------
Lewis S. Schiller     72         Chief Executive Officer, President
                                 and Chairman of the Board
Grazyna B. Wnuk       39         Secretary, Vice-President and Director

         Lewis S. Schiller was appointed our Chairman of the Board, Chief Executive Officer and President of The Finx Group and its subsidiaries on April 28, 1999. Mr. Schiller is also Chairman of the Board and a director of The Trinity Group-I, Inc. For more than five years prior to his resignation on April 2, 1998, Lewis S. Schiller served as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd., a public company, and as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd.'s public and privately held subsidiaries

         Grazyna B. Wnuk ("Ms. Wnuk") was appointed Vice-President and Secretary of the Company on April 28, 1999. Ms. Wnuk was appointed a Director of the Company on November 19, 1999. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary and a director of The Sagemark Companies, Ltd. and all of its public and privately held subsidiaries.

Item 10. Executive Compensation

         Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 2002 and 2001.

                                                                            Long-term Compensation
                                                                            ----------------------
                                Annual Compensation                       Awards             Payouts
                                -------------------                       ------             -------
                                                                            Securities
Name and                                                        Restricted  Underlying       LTIP
Principal                                      Other Annual     Stock       Options/SARs     Payouts   All Other
Position       Year   Salary         Bonus     Compensation     Awards      (#)              ($)       Compensation
-------------- ------ -------------- --------- ---------------- ----------- ---------------- --------- ----------------
Lewis S.
Schiller,
CEO and        2002   $500,000(1)       --           --             --        24,500,000        --           --
Chairman       2001   $500,000(1)       --           --             --           750,000        --           --

Grazyna B.
Wnuk, VP and   2002   $187,500(2)       --           --             --        12,500,000        --           --
Secretary      2001   $150,000(2)       --           --             --           375,000        --           --


(1) Mr. Lewis S. Schiller's salary for 2002 and 2001 is pursuant to his employment agreement which was executed in 2001. His annual salary for years prior to 2001 was accrued at $250,000 which was approved by the Board of Directors effective July 1, 1999. None of Lewis S. Schiller's salary has been paid to him since April of 1999 and all such unpaid amounts are accrued as an expense in our consolidated financial statements.

(2) Ms. Wnuk's salary for 2002 is pursuant to her employment agreement which was executed in 2002. Her annual salary for years prior to 2002 was accrued at $150,000 which was approved by the Board of Directors effective July 1, 1999. None of Ms. Wnuk's salary has been paid to her since April of 1999 and all such unpaid amounts are accrued as an expense in our consolidated financial statements.

Option/SAR Grants in 2002

         The following table presents information regarding the options and stock appreciation rights to purchase shares of our common stock issued to our executive officers who are included in the preceding summary compensation table for 2002.

------------------------------------ ---------------- --------------------- --------------- ---------------------
                                        Number of
                                        Securities        % of Total
                                        Underlying        Options/SARs        Exercise
                                        Options/           Granted to          or Base
                                          SARs            Employees in          Price            Expiration
Name                                   Granted (#)            2001            ($/Share)             Date
------------------------------------ ---------------- --------------------- --------------- ---------------------
Lewis S. Schiller, CEO and Chairman     20,000,000             54%              $0.043         April 15, 2007
                                         1,500,000              5%              $0.040          May 7, 2005
                                         3,000,000              8%              $0.040        October 30, 2005
------------------------------------ ---------------- --------------------- --------------- ---------------------
                                       24,500,000
------------------------------------ ---------------- --------------------- --------------- ---------------------

Grazyna B. Wnuk, VP and Secretary      10,000,000             27%               $0.043         April 15, 2007
                                        2,500,000              7%               $0.040        October 30, 2005
------------------------------------ ---------------- --------------------- --------------- ---------------------
                                       12,500,000
------------------------------------ ---------------- --------------------- --------------- ---------------------

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values

         The following table presents information regarding the unexercised options and stock appreciation rights to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2002.

-------------------- --------------- ------------ ------------------------------ --------------------------------
                                                       Number of Securities         Value of Unexercised In-the-
                                                      Underlying Unexercised         Money Options/SARs at Year
                                                     Options/SARs at Year End                   End ($)
                         Shares         Value                  (#)
                      Acquired on     Realized
Name                  Exercise (#)       ($)       Exercisable   Unexer-cisable   Exercisable    Unexercisable
-------------------- --------------- ------------ -------------- --------------- -------------- -----------------
Lewis S. Schiller,
CEO and Chairman       4,750,000      $255,000     20,000,000          -               -               -

Grazyna B. Wnuk,       2,750,000      $170,000     10,000,000          -               -               -
VP and Secretary
-------------------- --------------- ------------ -------------- --------------- -------------- -----------------

Employment Agreements

         Lewis S. Schiller has an employment agreement with us whereby he is employed as our Chief Executive Officer. Mr. Schiller's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides for annual compensation of $500,000. Mr. Schiller's contract may be extended an additional five years and also provides for an annual increase as calculated as the greater of 5% or the increase in the cost of living index. Mr. Schiller's contract provides him with a bonus for each year of the term equal to 10% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Mr. Schiller's contract entitles him to 20% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Mr. Schiller's contract provides him the opportunity to participate in the future expansion of the Company whereby he is entitled, at his option, to purchase up to 25% of the authorized securities of any subsidiary which is organized for any purpose. Mr. Schiller's contract provides him with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Mr. Schiller's contract provides him with severance equal to all amounts owed to him for the full term of the employment agreement.

         Grazyna B. Wnuk has an employment agreement with us whereby she is employed as our Vice-President. Ms. Wnuk's contract was executed in 2002 and was negotiated pursuant to a board authorization dated April 29, 1999. Ms, Wnuk's contract's initial expiration is April 28, 2009 and provides for annual compensation of $200,000 per year. Ms. Wnuk's contract may be extended an additional five years and for an annual increase as calculated as the greater of 5% or the increase in the cost of living index. Ms. Wnuk's contract provides her with a bonus for each year of the term equal to 1% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Ms. Wnuk's contract entitles her to 1% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Ms. Wnuk's contract provides her the opportunity to participate in the future expansion of the Company whereby she is entitled, at her option, to purchase up to1% of the authorized securities of any subsidiary which is organized for any purpose. Ms. Wnuk's contract provides her with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Ms. Wnuk's contract provides her with severance equal to all amounts owed to her for the full term of the employment agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; and (iii) all of our officers and directors as a group.

         Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent applicable law gives spouses shared authority. Any shares of common stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2002 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                                                               Amount and
                                                                                Nature of            Common
                                                                                Beneficial           Stock
Name and address of Beneficial Owner                                            Ownership         Outstanding(1)
------------------------------------------------------------------------- --------------------- -----------------
Officers and Directors
----------------------
  Lewis S. Schiller
  21634 Club Villa Circle
  Boca Raton, FL  33433                                                          432,192,630           74%(2)

  Grazyna B. Wnuk
  21634 Club Villa Circle
  Boca Raton, FL  33433                                                           31,766,081           18%(3)

  Officer and directors as a group (2 persons)                                   463,958,711           76%(2)(3)

Other Beneficial Owners
-----------------------
  The Trinity Group I, Inc.
  21634 Club Villa Circle
  Boca Raton, FL  33433                                                          409,388,510           73%(4)

  Alan Risi
  150-38 12th Avenue
  Whitestone, NY 11357                                                            50,049,874           33%


(1) The "Percent of Common Stock Outstanding" is based on the 153,915,330 shares of common stock outstanding as of December 31, 2002 and the assumption that the related beneficial owner had converted or exercised all potential common stock related to that beneficial owner if such beneficial owner had a right to do so within 60 days after December 31, 2002.

(2) Includes 2,804,120 shares directly owned by Lewis S. Schiller, 20,000,000 shares underlying warrants to purchase shares and 409,388,510 shares beneficially owned by The Trinity Group-I, Inc. The Trinity Group-I, Inc. is wholly owned by Lewis S. Schiller and accordingly, Mr. Schiller is the natural person considered to be the beneficial owner of The Trinity Group-I, Inc. As a result, Mr. Schiller's beneficial ownership includes 1,000 shares of Series A Preferred Stock, 16,375 shares of Series B. Preferred Stock and 409,388,510 shares of Common Stock owned by The Trinity Group-I, Inc. which are the same shares presented in the table as beneficially owned by The Trinity Group-I, Inc. None of the shares of Series A Preferred Stock, Series B Preferred Stock or Common Stock are held jointly by The Trinity Group-I, Inc and Mr. Schiller.

(3) Includes 3,641,081 shares directly owned by Grazyna B. Wnuk, 10,000,000 shares underlying a warrant to purchase shares and 18,125,000 shares from the assumed conversion of shares of Series B preferred stock. Each share of Series B preferred stock is convertible into such shares as calculated by dividing $100 by the lowest price that the Common Stock trades during the period that the Series B preferred stock is outstanding ($0.0043 as of April 9, 2003). During 2002, The Trinity Group-I, Inc. gifted 725 shares of Series B Preferred Stock to Grazyna B. Wnuk and as of December 31, 2002, each share could be converted into 25,000 shares of common stock [$100 / $0.004 = 25,000].

(4) Includes 13,500 shares directly owned by The Trinity Group-I, Inc. and 409,375,000 shares from the assumed conversion of the Series B preferred stock. The Trinity Group-I, Inc. exchanged $2,000,000 of debt for 20,000 shares of Series B preferred stock as a result of which each share of Series B Preferred Stock represents $100 of converted debt. Each share of Series B preferred stock is convertible into such shares as calculated by dividing $100 by the lowest price that the Common Stock trades during the period that the Series B preferred stock is outstanding ($0.0043 as of April 9, 2003). During 2002, The Trinity Group-I, Inc. converted 2,900 shares of Series B Preferred Stock into 10,000,000 shares of common stock and gifted 725 shares of Series B Preferred Stock to Grazyna B. Wnuk. As of December 31, 2002, The Trinity Group-I, Inc. held 16,375 shares of Series B preferred stock of which each share could be converted into 25,000 shares of common stock [$100 / $0.004 = 25,000]. The Trinity Group-I, Inc. is wholly owned by Lewis S. Schiller and accordingly, Mr. Schiller is the natural person considered to be the beneficial owner of The Trinity Group-I, Inc. As a result, all of the shares of Series A Preferred Stock, Series B Preferred Stock and Common Stock presented in the table as beneficially owned by The Trinity Group-I, Inc. are also included in the table as shares beneficially owned by Mr. Schiller. None of the shares of Series A Preferred Stock, Series B Preferred Stock or Common Stock are held jointly by The Trinity Group-I, Inc and Mr. Schiller.

Item 12. Certain Relationships and Related Transactions.

         We and our subsidiaries incur interest expense on advances from Lewis
S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna
B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Carol Schiller, the wife of Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2002 aggregated approximately $1.098 million. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2002 $682,000 of such interest remains unpaid. Interest expense on related party notes was $119,000 for 2002 and $313,000 for 2001 of which $39,000 for 2001 related to entities which were discontinued and are included in the loss from operations of discontinued segments.

         On April 28, 1999, The Trinity Group-I, Inc. acquired voting control of The Finx Group and since that date has been our only significant source of funding. The Trinity Group-I, Inc. is owned by Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board. As of May 7, 2001, The Trinity Group-I, Inc. had advanced to us approximately $3.7 million in order to fund our operations. On May 7, 2001, The Trinity Group-I, Inc. exchanged $1.5 million of such related party debt for 7,500,000 shares of common stock, representing $0.20 per share, the fair market value of the common stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B preferred stock whereby each share of Series B preferred stock represents $100 of exchanged related party debt. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, our Vice-President and Secretary of the Board. On April 1, 2003, Trinity Group-I, Inc. converted 1,600 shares of Series B preferred stock into 40,000,000 shares of common stock. As of April 9, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock.

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

         In November 2001,one of our discontinued business segments, Sequential Electronic Systems, Inc. was notified that its line-of-credit would not be extended beyond November 30, 2001. Subsequent to November 30, 2001, we utilized a $522,500 cash collateral deposit provided by The Trinity Group-I, Inc. to satisfy all but $7,000 of the balance owed under the line-of-credit and such funds became an obligation owed to The Trinity Group-I, Inc.

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

         On October 31, 2002, Carol Schiller, the wife of Lewis S. Schiller, agreed to convert $400,000 of related party debt owed to her into 10,000,000 shares of our common stock at the rate of $.04 per share, the fair value of the common stock on the date of the conversion.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Starnet365.com, Inc., Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, our Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks Ltd., (the "Starnet Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet365.com, Inc. from the Starnet Sellers for one dollar ($1) and we agreed to cancel approximately $1.3 million of principal and interest owed by Starnet365.com, Inc. to us. As of the date of the Starnet Stock Purchase Agreement, Starnet365.com, Inc. had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to us, resulting in remaining liabilities of approximately $400,000. We believe that we may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by us. As a result of the disposal of Starnet365.com, Inc., the net reduction in our liabilities approximated $268,000 and our gain on disposal approximated $312,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Shopclue.com, Inc., Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, our Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue.com, Inc. from the Shopclue Sellers for one dollar ($1) and we agreed to cancel approximately $8,000 of principal and interest owed by

Shopclue.com, Inc. to us. As of the date of the Shopclue Stock Purchase Agreement, Shopclue.com, Inc. had an excess of liabilities over assets of approximately $340,000, including the $8,000 owed to us, resulting in remaining liabilities of approximately $332,000. We believe that we may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue.com, Inc., the net reduction in our liabilities approximated $163,000 and our gain on disposal approximated $916,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Bizchase, Inc., Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, our Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 100% of the issued and outstanding capital stock of Bizchase, Inc. from the Bizchase Sellers for one dollar ($1) and we agreed to cancel approximately $2 million of principal and interest owed by Bizchase, Inc. to us. As of the date of the Bizchase Stock Purchase Agreement, Bizchase, Inc. had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to us, resulting in remaining liabilities of approximately $295,000. We believe that we may be required pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, Inc., the net reduction in our liabilities approximated $295,000 and our loss on disposal approximated $593,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. and Trinity Group Acquisition Corp. dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Group Acquisition Corp. agreed to purchase 100% of the issued and outstanding capital of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. from The Finx Group for one dollar ($1) and The Finx Group agreed to cancel approximately $2.3 million of principal and interest owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. to The Finx Group. Defense Manufacturing Systems, Inc. was wholly owned by The Finx Group but had no operating activities since its organization. Trinity Group Acquisition Corp. is wholly owned by Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential Electronic Systems, Inc. and S-Tech, Inc. had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to us. The aggregate liabilities included $1.1 million of delinquent payroll taxes and we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes. The Trinity Group-I, Inc. is our controlling shareholder and both The Trinity Group-I, Inc. and Trinity Group Acquisition Corp. are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, we believe that because the transaction will reduce our liabilities by approximately $2.4 million that such transaction is in our best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., the net reduction in our liabilities approximated $2.4 million and our gain on disposal approximated $1 million.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

    (i) On the Company filed an 8-K reporting under Item 2 the sale of its discontinued businesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINX GROUP, INC.

/s/ Lewis S. Schiller,
Chief Executive Officer
April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

April 14, 2003


/s/ Grazyna B. Wnuk,
Secretary, Vice-President and Director
April 14, 2003

Index to Exhibits

Exhibit No.       Description of Document

(3)(i)            Amended and Restated Certificate of Incorporation (1)
(3)(ii)           By-laws (1)
(21)              Subsidiaries of the registrant
(99.1)            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)            Chief Executive Officer and Chief Accounting Officer
                  Certification.
(99.3)            Financial Statements

(1) Incorporated by reference to Form 8-K dated April 28, 1999.

Exhibit (21)
Subsidiaries of the Registrant

1.       FMX Corp., a Delaware company organized in 1996.
2.       Secured Portal Systems, Inc., a Delaware company organized in 1999.
3. Granite Technologies Acquisition Corp., a Delaware company organized in 2001.
4. Secured Systems Group, Inc., a Delaware company organized in 2001 and currently inactive.

Exhibit 99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of The Finx Group, Inc., (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Accounting Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge):
1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
April 14, 2003

Exhibit 99.2

       CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER CERTIFICATION

I, Lewis S. Schiller, certify that:

1.     I have reviewed this annual report on Form 10-KSB of The Finx Group, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual repot;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6.

       The registrant's other certifying offers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
April 14, 2003

Exhibit (99.3)

Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                      The Finx Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2002

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of December 31,                                                                                 2002
-----------------------------------------------------------------------------------------------------------

ASSETS

-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                 $      90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 3)                                               2,798,000
  Patents, net                                                                                    9,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                        2,807,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,807,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY

-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,456,000
  Accrued payroll and payroll taxes, executive officers                                         624,000
  Current portion of notes payable executive officers, including interest                       893,000
  Notes payable, related parties, including accrued interest                                    338,000
  Other current liabilities                                                                     164,000
  Net current liabilities of discontinued segments                                              636,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 4,111,000
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Deferred executive compensation                                                             1,375,000
  Accrued dividends on Series B Preferred stock, executive officer                              323,000
  Accrued interest, executive officer                                                           550,000
-----------------------------------------------------------------------------------------------------------
    Total long-term liabilities                                                               2,248,000
-----------------------------------------------------------------------------------------------------------

  Commitments and contingencies (see Note 10)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY

-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
    Series A preferred shares issued and outstanding; 17,100 Series B preferred shares issued and outstanding as of December 31, 2002 (see
    Note 9)                                                                                   1,710,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    153,915,329 shares issued and outstanding as of December 31, 2002
    (see Note 9)                                                                              1,539,000
  Additional paid-in capital, common stock                                                   28,726,000
  Accumulated deficit                                                                       (34,752,000)
-----------------------------------------------------------------------------------------------------------
                                                                                             (2,777,000)
  Subscriptions receivable                                                                     (775,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (3,552,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,807,000
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2002            2001
-----------------------------------------------------------------------------------------------------------

Revenues                                                                   $       6,000   $           -
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                            3,183,000       1,843,000
Compensation expense from issuance of stock options                            2,264,000       4,671,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       5,447,000       6,514,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (5,441,000)     (6,514,000)
Interest expense, related parties                                               (119,000)       (274,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (5,560,000)     (6,788,000)
Gain on disposal of discontinued segments                                      2,380,000               -
Loss from operations of discontinued segments                                   (382,000)     (5,036,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (3,562,000)  $ (11,824,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:

  Loss from continuing operations                                          $  (5,560,000)  $  (6,788,000)
  Less dividends on preferred shares                                            (157,000)       (160,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (5,717,000)     (6,948,000)
  Gain on disposal of discontinued segments                                    2,380,000               -
  Loss from operations of discontinued segments                                 (382,000)     (5,036,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $  (3,719,000)  $ (11,984,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           63,528,683      21,838,625
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:

  Loss from continuing operations                                                 ($0.09)         ($0.32)
  Gain on disposal of discontinued segments                                         0.04               -
  Loss from operations of discontinued segments                                    (0.01)          (0.23)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.06)         ($0.55)
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2002            2001
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:

Loss from continuing operations                                             $ (5,560,000)   $ (6,788,000)
Gain on disposal of discontinued segments                                      2,380,000               -
-----------------------------------------------------------------------------------------------------------
                                                                              (3,180,000)     (6,788,000)
Adjustments to reconcile loss from continuing operations
 to net cash - continuing operations:
    Gain on disposal of segments                                              (2,380,000)              -
    Depreciation and amortization                                                205,000          24,000
    Non cash expense from issuance of stock options and stock                  2,264,000       4,671,000
    Other adjustments                                                            120,000          39,000
    Changes in assets and liabilities:
      Other assets                                                                     -               -
      Accounts payable                                                           602,000         205,000
      Accrued payroll                                                            688,000         761,000
      Accrued interest expense, related parties                                  (22,000)        313,000
      Other current liabilities                                                   (7,000)         50,000
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                (1,710,000)       (725,000)
-----------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                               (382,000)     (5,036,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Gain on disposal of discontinued segments                                 (2,380,000)              -
    Changes in the reserve for obsolete and slow moving                          117,000         442,000
    Depreciation and amortization                                                 15,000         156,000
    Non cash expense from issuance of stock options                               39,000         263,000
    Acquired in-process research and development costs                                 -       2,371,000
    Impairment charge                                                            191,000          47,000
    Bad debt expense                                                              14,000          35,000
    Net change in other assets and liabilities                                   206,000         476,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                 200,000      (1,246,000)
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                               (1,510,000)     (1,971,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                       (43,000)        (76,000)
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                (43,000)        (76,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:

Loans from related parties                                                       500,000       2,020,000
Repayments on related party loans                                               (442,000)     (1,492,000)
Proceeds from exercise of stock options                                        1,494,000       1,504,000
Other financing activities                                                         1,000          14,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                              1,553,000       2,046,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                     -          (1,000)
Cash - Beginning of period                                                             -           1,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $          -
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                                                       $   141,000   $   227,000
Income Taxes                                                                   $         -   $         -
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                      continued

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Year Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the year ended December 31, 2002

         During 2002, the Company obtained four separate expansions to its exclusive license agreement with GIL Security Systems, Inc. for which it issued preferred stock convertible into an aggregate of 45,000,000 shares of common stock, par value $.01 (the "Common Stock") Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million, the amount included in other assets as "Exclusive License Agreement" All such preferred stock was converted into Common Stock during 2002.

         On May 17, 2002, the Company settled its $17,000 note payable obligations upon the issuance of 353,844 shares of Common Stock. The value of the shares remitted to the creditor approximated $17,000.

         On various dates during 2002, the Company issued options and warrants to purchase an aggregate of 93,000,165 shares of Common Stock to its employees and consultants. Such options and warrants, using the Black-Scholes option valuation formula, were valued at $2.3 million of which $2.264 million was charged to operations as a non cash expense in 2002 and $39,000 represented fees to a consultant who assisted the Company in disposing of its discontinued segments and was charged against the 2002 gain on disposal of such discontinued operations.

         On October 31, 2002, Carol Schiller, the wife of Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to convert $400,000 of related party debt owed to her into 10,000,000 Common Shares at the rate of $.04 per share, the fair value of the Common Stock on the date of the conversion.

During the year ended December 31, 2001

         On May 7, 2001, Trinity Group-I, Inc., a company owned by Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, converted $1.5 million of related party debt into 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock and on May 7, 2001 converted an additional $2 million of related party debt into 20,000 shares of convertible preferred stock.

         During 2001, the Company issued warrants and options to purchase 17,125,000 shares of Common Stock and using the Black-Scholes option valuation formula, such warrants and options were valued at $4.671 million, which was charged to operations as a non cash expense.

         On July 13, 2001, Carol Schiller agreed to convert $100,000 of related party debt owed to her into 1,000,000 Common Shares at the rate of $.50 per share, the fair value of the Common Stock on the date of the conversion.

         On September 19, 2001, the Company issued 3,542,636 shares of Common Stock, par value $.01 valued at $1.435 million to acquire Granite Technologies, Inc. and as of the date of the acquisition, Granite Technologies, Inc. had an excess of liabilities over assets of $936,000, resulting in a purchase price that was in excess of net assets by $2.371 million. This $2.371 million approximates the value assigned to in process research and development costs which was charged to expense at the date of the acquisition. In addition, the Company issued 526,024 shares of Common Stock to settle $263,000 of obligations of the Company issued 526,024 shares of Common Stock to settle $263,000 of obligations of Granite and issued 75,000 shares of Common Stock valued at $43,000 to settle obligations owed to a former consultant. During 2002, the Company disposed of Granite Technologies, Inc. and accordingly, all such expensed amounts are included in the loss of discontinued operations in the period in which such expenses were incurred.

--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Years Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Preferred
                                Preferred          Common     Preferred         Stock in          Common
                                   Shares          Shares           Par    Excess of par             Par
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                          21,000      40,356,545          - (*)      $2,000,000      $  405,000
Issuance of stock options               -               -          -                  -                -
Stock issued for repayment
 of a loan from Carol
 Schiller                               -      10,000,000          -                  -          100,000
Stock issued for repayment
 of notes payable                       -         353,844          -                  -            3,000
Fractional share exchange               -          64,775          -                  -            1,000
Exercise of stock purchase
 warrants                               -         148,500          -                  -            1,000
Exercise of stock options               -      47,991,665          -                  -          479,000
Issuance of series C and D
 preferred stock for
 exclusive license                450,000               -      4,000          2,976,000                -
Conversion of series B
 preferred stock                   (2,900)     10,000,000          - (*)       (290,000)         100,000
Conversion of series C and
 D preferred stock               (450,000)     45,000,000     (4,000)        (2,976,000)         450,000
Accrued dividends on
 preferred stock                        -               -          -                  -                -
Net loss for the year
 ended December 31, 2001                -               -          -                  -                -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          18,100     153,915,329     $    - (*)      $1,710,000      $1,539,000
------------------------------------------------------------------------------------------------------------------------------------

(*) - Less than $1,000

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Years Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                    Additional
                                       Paid-in        Accumulated                         Subscriptions
                                       Capital            Deficit                            Receivable            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                          $21,862,000       ($31,033,000)        ($6,766,000)        ($262,000)     ($7,028,000)
Issuance of stock options            2,303,000                  -           2,303,000                 -        2,303,000
Stock issued for repayment
 of a loan from Carol
 Schiller                              300,000                  -             400,000                 -          400,000
Stock issued for repayment
 of notes payable                       14,000                  -              17,000                 -           17,000
Fractional share exchange               (1,000)                 -                   -                 -                -
Exercise of stock purchase
 warrants                                    -                  -               1,000                 -            1,000
Exercise of stock options            1,528,000                  -           2,007,000         ($513,000)       1,494,000
Issuance of series C and D
 preferred stock for
 exclusive license                           -                  -           2,980,000                 -        2,980,000
Conversion of series B
 preferred stock                       190,000                  -                   -                 -                -
Conversion of series C and
 D preferred stock                   2,530,000                  -                   -                 -                -
Accrued dividends on
 preferred stock                             -           (157,000)           (157,000)                -         (157,000)
Net loss for the year
 ended December 31, 2001                     -         (3,562,000)         (3,562,000)                -       (3,562,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          $28,726,000       ($34,752,000)        ($2,777,000)        ($775,000)     ($3,552,000)
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Preferred
                                Preferred          Common     Preferred         Stock in          Common
                                   Shares          Shares           Par    Excess of par             Par
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2000                           1,000      11,507,885          - (*)               -        $115,000
Issuance of stock options               -               -          -                   -               -
Stock issued for repayment
 of a loan from Carol
 Schiller                               -       1,000,000          -                   -          10,000
Stock issued for payment of
 Granite Technologies, Inc.
 obligations                            -         526,024          -                   -           5,000
Stock issued to acquire
 Granite Technologies, Inc.             -       3,542,636          -                   -          36,000
Exercise of stock purchase
 warrants                               -       1,430,000          -                   -          14,000
Exercise of stock options               -      14,775,000          -                   -         149,000
Stock issued for a
 settlement with a former
 consultant                             -          75,000          -                   -           1,000
Conversion of related
 party debt into
 preferred stock                   20,000               -          - (*)       2,000,000               -
Conversion of related
 party debt into
 common stock                           -       7,500,000          -                   -          75,000
Accrued dividends on
 preferred stock                        -               -          -                   -               -
Net loss for the year
 ended December 31, 2001                -               -          -                   -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                          21,000      40,356,545      $   - (*)      $2,000,000        $405,000
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                    Additional
                                       Paid-in        Accumulated                          Subscriptions
                                       Capital            Deficit                             Receivable            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2000                           $12,360,000      ($19,049,000)        ($6,574,000)                 -      ($6,574,000)
Issuance of stock options             4,671,000                 -           4,671,000                  -        4,671,000
Stock issued for repayment
 of a loan from Carol
 Schiller                                90,000                 -             100,000                  -          100,000
Stock issued for payment of
 Granite Technologies, Inc.
 obligations                            258,000                 -             263,000                  -          263,000
Stock issued to acquire
 Granite Technologies, Inc.           1,399,000                 -           1,435,000                  -        1,435,000
Exercise of stock purchase
 warrants                                     -                 -              14,000                  -           14,000
Exercise of stock options             1,617,000                 -           1,766,000          ($262,000)       1,504,000
Stock issued for a
 settlement with a former
 consultant                              42,000                 -              43,000                  -           43,000
Conversion of related
 party debt into
 preferred stock                              -                 -           2,000,000                  -        2,000,000
Conversion of related
 party debt into
 common stock                         1,425,000                 -           1,500,000                  -        1,500,000
Accrued dividends on
 preferred stock                              -          (160,000)           (160,000)                 -         (160,000)
Net loss for the year
 ended December 31, 2001                      -       (11,824,000)        (11,824,000)                 -      (11,824,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                           $21,862,000      ($31,033,000)        ($6,766,000)         ($262,000)     ($7,028,000)
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2002 and 2001
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Organization

         On June 6, 2000 The Finx Group, Inc. was organized as a Delaware corporation. As of June 30, 2000, Fingermatrix, Inc., our predecessor company was merged into The Finx Group, Inc. The Finx Group, Inc. has controlling interests in FMX Corp. which was incorporated in Delaware on June 12, 1996, Secured Portal Systems, Inc., which was incorporated in Delaware on August 11, 1999, and Granite Technologies Acquisition Corp., which was incorporated in Delaware on May 15, 2001. Throughout this document The Finx Group, Inc. and its subsidiaries may be collectively referred to as "The Finx Group", the "Company" or the "Registrant".

Nature of Operations

         In September 2002, the Company's Board of Directors approved a plan to focus the Company's business exclusively on its security systems business and on October 18, 2002 the Company disposed of all non security system business segments. The Company's primary source of future revenues, if any, is expected to be generated under its exclusive license agreement (the "Georal License") with GIL Security Systems, Inc. ("GIL"). GIL is a subsidiary of Georal International, Ltd. ("Georal") and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL and Georal. GIL is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets (the "Georal Security Products"). The Georal License gives us distribution rights for the sale of all of the Georal Security Products, including all models of the GIL-2001 security door, to specified categories of customers. The Company is may market and distribute the Georal Security Products to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights.

         On December 13, 2002 the Company entered into a memorandum of understanding incorporating a reseller agreement with TRW, Inc., which has been acquired by Northrop Grumman Corp. and is now operating as Northrop Grumman Mission Systems. The agreement gives Northrop Grumman Mission Systems the right to market Georal Security Products to the Federal Government and other significant commercial opportunities. On March 26, 2003, the Company entered into a distribution and marketing agreement with Lockheed Martin. The agreement gives Lockheed Martin worldwide rights to market the Georal Security Products. In April 2003, the Company entered into reciprocal marketing agreements with Advanced Biometric Security, Inc. ("ABS") which provide both the Company and ABS with non-exclusive marketing rights for each others security product lines. ABS provides enterprise software and services related to identity management and the security of physical and logical assets. Many of the customers to whom the Company will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. In October 2002, Georal received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal covers the secured portal which is the subject of the Georal License.

         The Company also sells from its sale of software programs for device management and smart card applications ("Secured Card Solutions"). The Company has provided Virginia Commonwealth University with two of its Secured Card Solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". The Secured Recreational Sports Solution, which currently serves Virginia Commonwealth University ("VCU") from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. The Company has also entered into a services and support agreement with Florida International University ("FIU") for the installation, support and use of our Secured Recreational Sports Solution. During 2002, the Company generated revenues of $6,000 from its sales of Secured Card Solutions.

Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2002 and as of December 31, 2002 has a working capital deficiency of $4.111 million and a capital deficiency of $3.552 million. During 2002 and 2001 the Company has relied on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options of which some were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

Cash

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no such investment at December 31, 2002.

Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the useful lives of the assets, which range from three to seven years. Improvements that extend the useful lives of the assets are capitalized while costs of repairs and maintenance are charged to expense as incurred. As of December 31, 2002, the Company's furniture, fixtures and equipment, having a cost basis of $90,000 are fully depreciated. Depreciation expense during 2002 and 2001 was $22,000 and $24,000, respectively.

Patents

         Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the assets estimated useful life of 17 years. The Company's patent costs are related to a new broad based electronic optical fingerprint patent , issued in 2001 and amortization expense related such patents was $612 and $459 for 2002 and 2001, respectively.

Long-Lived Assets

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2002, management expects those assets related to its continuing operations to be fully recoverable.

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

Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be antidilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 44,861,500 potential common shares from unexercised stock options and warrants and 427,513,510 potential common shares from unconverted preferred shares. Such warrants, options and shares of convertible preferred stock may dilute earnings per share in the future.

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

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and as of December 2002 does not have any deposits with financial institutions in excess of federally insured limits.

2. Exclusive License Agreement

         On September 13, 1999, the Company obtained the Georal License which gives the Company distribution rights for the sale of Georal Security Products to certain categories of customers. The Georal Security Products covered by the Georal License includes all of GIL's products that existed on September 13, 1999 and all products developed during the term of the Georal License including all models of the GIL-2001 security door. The categories of customers covered by the Georal License includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. The Georal License commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009 and on October 16, 2002 was further extended to August 31, 2014.

         As an inducement to obtain the Georal License and in exchange for 1,000,000 common stock shares of GIL, the Company issued to Alan J. Risi preferred shares which were exchanged for 1,049,874 shares of the Company's Common Stock in July of 2002. On the initial date that the Georal License was entered into, the GIL 2001 security door had not been certified by the U.S. State Department and no sales channel pipeline had been developed and the underlying costs of the shares issued were not capitalized.

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal License was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby the Company received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the Georal License as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D 2% Convertible Preferred Stock (the "Series D Preferred Stock") that is convertible into 4,000,000 million shares of the Company's Common Stock. On May 16, 2002, the Georal License for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company exclusive world wide sales and marketing rights, for the term of the agreement extending to all casinos, malls, stadiums, office buildings and high rises. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its Series C 2% Convertible Preferred Stock (the "Series C Preferred Stock") which are convertible into 6,000,000 shares of the Company's Common Stock. On September 9, 2002, the Georal License was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. As consideration for the amendment entered into on September 9, 2002, the Company issued to Alan Risi 100,000 shares of its Series C Preferred Stock which are convertible into 10,000,000 shares of the Company's Common Stock. On October 16, 2002, the Company issued to Alan Risi 250,000 shares of its Series C Preferred Stock for an amendment to the Georal License which provided the Company with the following: (i) the right to receive forty percent of all maintenance revenues generated from service contracts obtained from the Company's protected customer base; (ii) the right to share with Georal, any leasing revenues generated from leasing contracts related to the GIL-2001 security door; (iii) the right to renegotiate the discount received by the Company from its licensor at such time as the gross sales generated under the licensing agreement reaches $5 million; and (iv) extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million, the amount included in other assets as "Exclusive License Agreement". Starting in 2002, the Georal License is being amortized on the straight-line method over the remaining life of the exclusive license and during 2002 such amortization expense was $182,000.

3. Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to Trinity, which is wholly owned by him until January 1, 2004 and payment of accrued dividends on preferred stock held by Trinity him until January 1, 2004. Such amounts are presented as long-term liabilities as of December 31, 2003.

4 Notes Payable, Related Party

         On April 28, 1999, Trinity acquired voting control of the Company and since that date has been the Company's only significant source of funding. Trinity is owned by Lewis S. Schiller, The Finx Group's Chief Executive Officer and Chairman of the Board. Other related parties who have advanced funds to the Company are Lewis S. Schiller, Grazyna B. Wnuk, The Finx Group's Vice President and Board Secretary, Universal International, Inc., a company owned by Grazyna
B. Wnuk, E. Gerald Kay, a former director, and Carol Schiller, the wife of Lewis
S. Schiller.

         As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B $8 Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B Preferred Stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B Preferred Stock has been outstanding.

         On July 13, 2001, Carol Schiller agreed to exchange $100,000 of related party debt for 1,000,000 shares of Common Stock at the rate of $.50 per share, the fair value of the shares on the date of the exchange and on October 31, 2002, she agreed to exchange $400,000 of related party debt owed to her into 10,000,000 shares of Common Stock at the rate of $.04 per share, the fair value of the Common Stock on the date of the exchange.

         Total unpaid and outstanding advances from such related parties as of December 31, 2002 aggregated $1.098 million. Interest accrued on all such notes is calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2002 $682,000 of such interest remains unpaid. Effective September

30, 2002, Trinity agreed to defer payment of $550,000 of such accrued interest until January 1, 2004. Interest expense on related party notes was $119,000 and $274,000 for 2002 and 2001, respectively.

5. Notes Payable, Other

         On April 8, 2002, the Company entered into a settlement agreement to repay its $17,000 note payable obligations. On April 8, 2002 the Company placed 500,000 shares of its Common Stock into escrow and on May 17, 2002, in final settlement, 353,844 shares of Common Stock held in escrow were remitted to the creditor and 146,156 shares of Common Stock were returned to the Company. The value of the shares remitted to the creditor approximated $17,000.

6. Capital Stock

         The Company has authorized 750,000,000 shares of $.01 par value Common Stock. As of December 31, 2002, the Company has 153,915,329 shares issued and outstanding. The Company has not declared dividends on its Common Stock. On September 4, 2002, the Company filed a definitive information statement in order to increase its authorized shares of Common Stock from 50,000,000 shares to 750,000,000 shares which was authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of the Common Stock.

         The Company has authorized 1,000,000 of preferred stock. Dividends accrued on the Company's preferred stock aggregated $336,000 as of December 31, 2002 of which $157,000 was accrued during 2002 and $160,000 was accrued during 2001.

Series A 4% Preferred Stock

         In 1999, the Company issued to Trinity 1,000 shares of Series A 4% Preferred Stock (the Series A Preferred Stock"). Each share of the Series A Preferred Stock entitles the holder to annual dividends at the rate of 4%. All of the Series A Preferred Stock is owned by Trinity and such shares give Trinity the right to elect a majority of the Company's Board of Directors. Each share of the Series A Preferred Stock entitles the holder to annual dividends at the rate of 4% per share and votes alongside of Common Stock holders.

Series B $8 Voting Redeemable Convertible Preferred Stock

         On April 28, 1999, Trinity acquired voting control of the Company and since that date has been the Company's only significant source of funding. As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B Preferred Stock whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B preferred stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, our Vice-President and Secretary of the Board. On April 1, 2003, Trinity Group-I, Inc. converted 1,600 shares of Series B preferred stock into 40,000,000 shares of common stock. As of April 9, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock. Each share of Series B Preferred Stock entitles the holder to annual dividends at the rate of 8% of $100 per share.

Series C 2% Convertible Preferred Stock

         During 2002, the Company issued 410,000 shares of Series C Preferred Stock in order to obtain expansions to the Georal License. Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock entitles the holder to annual dividends at the rate of 2% per share. During 2002 all of the Series C Preferred Stock was converted into 41,000,000 shares of Common Stock.

Series C 2% Convertible Preferred Stock

         During 2002, the Company issued 40,000 shares of Series D Preferred Stock in order to obtain an expansion to the Georal License. Each share of Series D Preferred Stock is convertible into 100 shares of Common Stock entitles the holder to annual dividends at the rate of 2% per share. During 2002, all of the Series D Preferred Stock was converted into 40,000,000 shares of Common Stock.

Series D 2% Convertible Preferred Stock

         During 2002, the Company issued 60,000 shares of Series D Preferred Stock in order to obtain an expansion to the Georal License. Each shares of Series C Preferred Stock is convertible into 100 shares of Common Stock entitles the holder to annual dividends at the rate of 2% per share.

7. Stock Options and Warrants

Stock Purchase Warrants

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

         On April 16, 2002, the Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman of the Board, a warrant to purchase 20,000,000 shares of Common Stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of Common Stock at $0.043 per share, the fair market value at date of issuance. Originally, the warrants issued to Lewis
S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk originally provided for cashless exercise provisions which required the Company to calculate compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof are outstanding. In October of 2002, these warrants were modified whereby they no longer provide for cashless exercise provisions. None of the these warrants were exercised.

         On January 15, 2002, the Company entered into a Management and Investment Banking Agreement with vFinance Investments Inc. to perform financial advisory and investment banking services to the Company. Pursuant to the agreement, in September of 2002, the Company issued warrants purchase 7,500,000 shares of Common Stock for $0.04 per share, resulting in stock compensation expense of $576,723, and warrants to purchase 5,000,000 shares of Common Stock for $0.15 per share, resulting in $369,000 of stock compensation expense. None of these warrants were exercised.

         On April 8, 2002, the Company issued a warrant to a consultant to purchase 150,000 shares of Common Stock for $0.01 per share, resulting in $4,000 of stock compensation expense. All of these warrants were exercised in 2002.

         On December 27, 2002, the Company issued warrants to purchase an aggregate of 2,360,000 shares of Common Stock for $0.04 per share to employees of Sequential Electronics Systems, Inc. and S-Tech, Inc., both companies owned by entities under the control of Lewis S. Schiller. The issuance of these warrants resulted in $55,000 of stock compensation expense. None of these warrants were exercised.

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

On September 14, 2001, the Company registered 12,000,000 common shares on Form S-8 and on December 12, 2001 registered an additional 5,000,000 shares on Form S-8, whereby all of such shares were reserved for the exercise of the aforementioned options. During 2001, options to purchase 14,775,000 shares of Common Stock were exercised and as of December 31, 2001 options to purchase 2,350,000 shares of Common Stock at $0.15 per share remained outstanding and were exercised in 2002.

         On April 11, 2002, the Board of Directors adopted The Finx Group, Inc. 2002 Employee Stock Option Plan for the issuance of options to purchase a maximum of 6,850,000 shares and concurrently and pursuant to such plan issued to consultants options to purchase 5,150,000 shares of Common Stock for $0.04 resulting in stock compensation expense of $122,000 and on May 8, 2002, issued an option to Lewis S. Schiller to purchase 1,500,000 shares of Common Stock for $0.04 resulting in stock compensation expense of $13,000. All of such options were registered on Form S-8 and were exercised in 2002.

         On October 28, 2002 the Board of Directors adopted The Finx Group, Inc. 2002 Employee and Consultants Stock Option Plan for the issuance of options to purchase a maximum of 60,000,000 shares and pursuant to such plan on October 31, 2002, issued to consultants options to purchase 27,041,665 shares of Common Stock for $0.04 resulting in stock compensation expense of $923, 000, an option to Lewis S. Schiller to purchase 3,000,000 shares of Common Stock for $0.04, an option to Grazyna B. Wnuk to purchase 2,500,000 shares of Common Stock for $0.04, and on December 5, 2002, issued to a consultant an option to purchase 5,500,000 shares of Common Stock for $0.01 per share resulting in $201,000 of stock compensation expense. All of such options were registered on Form S-8 and were exercised in 2002.

         The Company measures compensation cost for stock-based compensation plans to employees using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted those provisions of FAS 123, "Accounting for Stock-Based Compensation" and FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which require disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized based upon the fair value-based method at the date of grant for options awarded.

         For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during 2002 to estimate the fair value of options granted:

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
Expected life of options                          3 years

         Had compensation cost for the Company's stock options issued to employees been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

-------------------------------------------------------------------------- --------------------- -------------------
                                                                                   2002                 2001
-------------------------------------------------------------------------- --------------------- -------------------
  Net loss:
    As reported                                                                $  (3,562,000)    $ (11,824,000)
    Deduct:  Amount by which stock- based employee compensation as determined under fair value based method for all awards exceeds the
    compensation as determined under the intrinsic value method                   (1,287,000)         (127,000)
-------------------------------------------------------------------------- --------------------- -------------------
    Pro forma under SFAS No. 123                                               $  (4,849,000)    $ (11,951,000)
-------------------------------------------------------------------------- --------------------- -------------------
  Basic and diluted net loss per common share:

    As reported                                                                       ($0.06)           ($0.55)
    Pro forma under SFAS No. 123                                                      ($0.07)           ($0.56)

         The following table summarizes the Company's fixed stock purchase warrants and options for 2002 and 2001.

---------------------------------------------------- -------------- ----------------- -------------- -----------------
                                                                          2002                             2001
                                                                        Weighted                         Weighted
                                                         2002           Average           2001           Average
                                                        Shares       Exercise Price      Shares       Exercise Price
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at beginning of year                        2,350,000        $0.15           1,565,000        $0.87
Granted                                                90,701,665        $0.05          17,125,000        $0.12
Exercised                                             (48,140,165)       $0.04         (16,205,000)       $0.12
Forfeited/Expired                                         (50,000)       $0.15            (135,000)      $10.00
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at end of year                             44,861,500        $0.05           2,350,000        $0.15
---------------------------------------------------- -------------- ----------------- -------------- -----------------

Options exercisable at year end                         44,861,500       $0.15            2,350,000       $0.15
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Weighted-average fair value of options granted
during the year                                              $0.04                            $0.28
---------------------------------------------------- -------------- ----------------- -------------- -----------------

         As of December 31, 2002, the Company has outstanding warrants to purchase 44,861,500 shares of Common Stock at prices ranging from $.043 to $0.15 per share having a weighted-average remaining contractual life of 4.26 years.

8. Related Party Transactions

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Carol Schiller, the wife of Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2002 aggregated approximately $1.098 million. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2002 $682,000 of such interest remains unpaid. Interest expense on related party notes was $119,000 for 2002 and $313,000 for 2001 of which $39,000 for 2001 related to entities which were discontinued and are included in the loss from operations of discontinued segments.

         On April 28, 1999, The Trinity Group-I, Inc. acquired voting control of The Finx Group and since that date has been the Company's only significant source of funding. The Trinity Group-I, Inc. is owned by Lewis S. Schiller, its Chief Executive Officer and Chairman of the Board. As of May 7, 2001, The Trinity Group-I, Inc. had advanced to the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, The Trinity Group-I, Inc. exchanged $1.5 million of such related party debt for 7,500,000 shares of common stock, representing $0.20 per share, the fair market value of the common stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B preferred stock whereby each share of Series B preferred stock represents $100 of exchanged related party debt. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by the Company in whole or in part, at the option of its board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, the Company's Vice-President and Secretary of the Board. On April 1, 2003, Trinity Group-I, Inc. converted 1,600 shares of Series B preferred stock into 40,000,000 shares of common stock. As of April 9, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock.

         On September 19, 2001 the Company acquired 95.87% of Granite Technologies, Inc.'s common stock upon the issuance of 3,000,000 shares of our common stock. Grazyna B. Wnuk received 124,031 shares of the Company's common stock for her ownership interest in Granite Technologies, Inc.; and immediate family members of Lewis S. Schiller, received 397,934 of common shares for their ownership interest in Granite Technologies, Inc. In accordance with the terms of the Stock Purchase Agreement, the selling shareholders hold certain demand and

"piggyback" registration rights with respect to the shares received by them in connection with the acquisition on terms specified in the Stock Purchase Agreement.

         In November 2001, one of the discontinued business segments, Sequential Electronic Systems, Inc. was notified that its line-of-credit would not be extended beyond November 30, 2001. Subsequent to November 30, 2001, the Company utilized a $522,500 cash collateral deposit provided by The Trinity Group-I, Inc. to satisfy all but $7,000 of the balance owed under the line-of-credit and such funds became an obligation owed to The Trinity Group-I, Inc.

         On November 11, 2001, the Company entered into an agreement to acquire 5,000,000 shares of Trans Global Services, Inc.'s common stock in exchange for 2,500,000 shares of The Finx Group common stock. The Company also had committed to obtain funding of $1 million for Trans Global Services, Inc. for which it would have received preferred stock that would convert into a maximum of 3,000,000 shares of Trans Global Services, Inc.'s common stock. As of December 31, 2001, the Company had provided Trans Global Services, Inc. with $250,000 of funding. Subsequent to December 31, 2001, the Company had not obtained additional funding and determined that it was not in its best interest to expend additional time and resources pursuing the funding of Trans Global Services, Inc. On March 7, 2002, we entered into a mutual termination agreement with Trans Global Services, Inc. whereby all 2,500,000 shares of The Finx Group common stock was returned by Trans Global Services, Inc. to The Finx Group and it returned 4,000,000 of the 5,000,000 shares of Trans Global Services, Inc.'s common stock to them. In consideration of the $250,000 funding that the Company provided to Trans Global Services, Inc., the remaining 1,000,000 shares of Trans Global Services, Inc. common stock were retained by the Company's designee's, who were Lewis S. Schiller, members of his immediate family, and Grazyna B. Wnuk. Such designation was for the payment of $250,000 of related party debt the Company owed to The Trinity Group-I, Inc.

         On November 30, 2001, the Company executed an agreement with Orion Telecom Operating Corporation, pursuant to which The Trinity Group-I, Inc. provided Orion Telecom with 1,875,000 of its shares of The Finx Group common stock as a collateral escrow deposit to enable Orion Telecom Operating Corporation to obtain a $250,000 working capital loan. As consideration for providing the collateral for its loan, Orion Telecom Operating Corporation agrees to pay The Finx Group and The Trinity Group-I, Inc. a sum equal to $0.00125 per each minute of certain telecommunication services intended to be provided by Orion Telecom Operating Corporation. The Company and The Trinity Group-I, Inc. will receive 50% each of any monies generated and earned pursuant to this agreement with Orion Telecom Operating Corporation. Upon repayment of the loan, 875,000 shares will be returned to The Trinity Group-I, Inc. and the remaining 1,000,000 shares will be turned over to Orion Telecom in exchange for 1% of Orion Holdings, Inc.'s common stock. The Trinity Group-I, Inc. will also receive 1% of Orion Holdings, Inc.'s common stock.

         On October 31, 2002, Carol Schiller, the wife of Lewis S. Schiller, agreed to convert $400,000 of related party debt owed to her into 10,000,000 shares of The Finx Group common stock at the rate of $.04 per share, the fair value of the common stock on the date of the conversion.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Starnet365.com, Inc., Lewis S. Schiller, The Finx Group Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, The Finx Group Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks Ltd., (the "Starnet Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet365.com, Inc. from the Starnet Sellers for one dollar ($1) and the Company agreed to cancel approximately $1.3 million of principal and interest owed by Starnet365.com, Inc. to the Company. As of the date of the Starnet Stock Purchase Agreement, Starnet365.com, Inc. had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to the Company, resulting in remaining liabilities of approximately $400,000. The Company believes that it may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by the Company. As a result of the disposal of Starnet365.com, Inc., the net reduction in the Company's liabilities approximated $268,000 and the gain on disposal approximated $312,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Shopclue.com, Inc., Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue.com, Inc. from the Shopclue Sellers for one dollar ($1) and we agreed to cancel approximately $8,000 of principal and interest owed by Shopclue.com, Inc. to the Company. As of the date of the Shopclue Stock Purchase Agreement, Shopclue.com, Inc. had an excess of liabilities over assets of approximately $340,000, including the

$8,000 owed to the Company, resulting in remaining liabilities of approximately $332,000. the Company believe that we may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue.com, Inc., the net reduction in the Company's liabilities approximated $163,000 and the gain on disposal approximated $916,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Bizchase, Inc., Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 100% of the issued and outstanding capital stock of Bizchase, Inc. from the Bizchase Sellers for one dollar ($1) and we agreed to cancel approximately $2 million of principal and interest owed by Bizchase, Inc. to the Company. As of the date of the Bizchase Stock Purchase Agreement, Bizchase, Inc. had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to the Company, resulting in remaining liabilities of approximately $295,000. the Company believe that we may be required pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, Inc., the net reduction in the Company's liabilities approximated $295,000 and the loss on disposal approximated $593,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. and Trinity Group Acquisition Corp. dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Group Acquisition Corp. agreed to purchase 100% of the issued and outstanding capital of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. from The Finx Group for one dollar ($1) and The Finx Group agreed to cancel approximately $2.3 million of principal and interest owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. to The Finx Group. Defense Manufacturing Systems, Inc. was wholly owned by The Finx Group but had no operating activities since its organization. Trinity Group Acquisition Corp. is wholly owned by Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential Electronic Systems, Inc. and S-Tech, Inc. had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities included $1.1 million of delinquent payroll taxes and we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Group Acquisition Corp. are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, we believe that because the transaction will reduce the Company's liabilities by approximately $2.4 million that such transaction is in the Company's best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., the net reduction in the Company's liabilities approximated $2.4 million and the gain on disposal approximated $1 million.

9. Income Taxes

         The Company, as of December 31, 2002, has available approximately $53.861 million of net operating loss carry forwards to reduce future Federal and state income taxes, representing a net deferred tax asset of approximately $18.851 million. Based upon the level of historical tax losses, the Company has established a valuation allowance against the entire net deferred tax asset. This represents a decrease in the valuation allowance of approximately $3.449 million from December 31, 2001. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

------------------------------------- -----------------------------------
Year of expiration                      Net operating loss carry forward
------------------------------------- -----------------------------------
  2003                                                         5,163,000
  2004                                                         5,616,000
  2005                                                         2,207,000
  2006                                                         3,144,000
  2007                                                         3,023,000
  2008                                                         2,044,000
  2009                                                         1,851,000
  2010                                                         2,050,000
  2011                                                         3,171,000
  2012                                                           194,000
  2018                                                         1,080,000
  2019                                                         1,319,000
  2020                                                         8,261,000
  2021                                                        11,176,000
  2022                                                         3,719,000
------------------------------------- -----------------------------------
                                                             $53,861,000
------------------------------------- -----------------------------------

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 2002 and 2001, and may be further limited if substantial changes in the Company ownership were to occur.

10. Commitments and Contingencies

Operating Leases

         As of December 31, 2002, the Company does not have any operating leases with firm commitments extending beyond one year. All of its current premises are leased on a month to month basis and as of December 31, 2002 such monthly lease payments approximated $500 per month.

Employment Agreements

         Lewis S. Schiller has an employment agreement with the Company whereby he is employed as the Company's Chief Executive Officer. Mr. Schiller's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides for annual compensation of $500,000. Mr. Schiller's contract may be extended an additional five years and also provides for an annual increase as calculated as the greater of 5% or the increase in the cost of living index. Mr. Schiller's contract provides him with a bonus for each year of the term equal to 10% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Mr. Schiller's contract entitles him to 20% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Mr. Schiller's contract provides him the opportunity to participate in the future expansion of the Company whereby he is entitled, at his option, to purchase up to 25% of the authorized securities of any subsidiary which is organized for any purpose. Mr. Schiller's contract provides him with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Mr. Schiller's contract provides him with severance equal to all amounts owed to him for the full term of the employment agreement.

         Grazyna B. Wnuk has an employment agreement with the Company whereby she is employed as the Company's Vice-President. Ms. Wnuk's contract was executed in 2002 and was negotiated pursuant to a board authorization dated April 29, 1999. Ms, Wnuk's contract's initial expiration is April 28, 2009 and provides for annual compensation of $200,000 per year. Ms. Wnuk's contract may be extended an additional five years and for an annual increase as calculated as the greater of 5% or the increase in the cost of living index. Ms. Wnuk's contract provides her with a bonus for each year of the term equal to 1% of the amount by which the greater of consolidated net income before income taxes or consolidated net cash flow exceeds $600,000. Ms. Wnuk's contract entitles her to 1% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Ms. Wnuk's contract provides her the opportunity to participate in the future expansion of the Company whereby she is entitled, at her option, to purchase up to1% of the authorized securities of any subsidiary which is organized for any purpose. Ms. Wnuk's contract provides her with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Ms. Wnuk's contract provides her with severance equal to all amounts owed to her for the full term of the employment agreement.

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential Electronic Systems, Inc. and S-Tech, Inc., the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. at the time of their disposal.

Legal Proceedings

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, it does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York. The nature of the action is for breach of contract with regard to the non-payment of legal invoices for services purported to have been rendered by the plaintiff, and the relief sought is $334,595, such amount having been accrued on our books. The Company believes it has meritorious defenses to the complaint and intends to vigorously contest this complaint. Due to uncertainties in the legal process, it is at least reasonably possible that the Company's opinion of the outcome will change in the near term and there exists the possibility that there could be a material adverse impact on its operations.

11. Discontinued Operations

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

Granite Technologies

         Granite Technologies Acquisition Corp. ("Granite Acquisition") is wholly owned by The Company and Granite Technologies is wholly owned by Granite Acquisition. Pursuant to the terms of a stock purchase agreement among Granite Acquisition, Granite Technologies and Thomas Banks dated as of September 30, 2002, (the "Granite Stock Purchase Agreement"), Thomas Banks agreed to purchase all of the issued and outstanding capital stock of Granite Technologies from Granite Acquisition for one dollar ($1) and the Company agreed to cancel approximately $600,000 of principal and interest owed by Granite Technologies to the Company. In addition, pursuant to the Granite Stock Purchase Agreement, Granite Acquisition retained the rights to all Intellectual Property of Granite Technologies, Inc. including (i) patents, pending patent applications and patent applications in process but not yet filed, owned by or assignable to Granite Technologies (the "Patents"); registered trademarks and service marks and pending applications therefor and trade names owned Granite Technologies; and copyright registrations and pending applications therefor owned by Granite Technologies and used by Granite Technologies in the conduct of its business (the "Marks"; (ii) written licenses and other agreements relating to the Patents, Marks and Copyrights, and (iii) manufacturing, process, and other technology transfer and license agreements which are material to the conduct of such business and retained all rights and benefits inured from any and all contracts between Granite Technologies and Virginia Commonwealth University. As of the date of the Granite Stock Purchase Agreement, Granite Technologies had an excess of liabilities over assets of approximately $1.4 million, including the $600,000 owed to the Company. The Company believes that it may be required pay approximately $200,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Granite Technologies, the net reduction in the liabilities of the Company approximated $800,000 and the gain on disposal approximated $815,000.

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

         The information regarding the Company's discontinued operations is summarized as follows:

                                        Gain (Loss) on Disposal of Segments for
                                               the year ended December 31, 2002
--------------------------------------------------------------------------------
Bizchase                                                         $    (593,000)
Shopclue                                                               916,000
Granite Technologies                                                   815,000
Starnet                                                                312,000
S-Tech                                                                 448,000
Sequential                                                             561,000
Less consulting fee                                                    (79,000)
--------------------------------------------------------------------------------
                                                                 $   2,380,000
--------------------------------------------------------------------------------

                                               Income (Loss) from Operations of
                                                          Discontinued Segments
                                                    The Year Ended December 31,
                                                    2002                   2001
-------------------------------------------------------------------------------
Bizchase                                     $   (46,000)          $   (822,000)
Shopclue                                         (26,000)                (6,000)
Granite Technologies                            (149,000)            (2,734,000)
Starnet                                         (346,000)              (732,000)
S-Tech                                           (15,000)              (266,000)
Sequential                                      (200,000)            (1,183,000)
Less intercompany transactions                   400,000                707,000
--------------------------------------------------------------------------------
                                             $  (382,000)          $ (5,036,000)
--------------------------------------------------------------------------------

12. New Authoritative Pronouncements

         On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution. SFAS 147 applies to all financial institution acquisitions except those between two or more mutual enterprises.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS no. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal periods beginning after December 15, 2002.

         The Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.