Form 10KSB/A
period 2002-12-31
FINX GROUP INC
filed 2003-05-12
CIK 316618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1

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

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of May 8, 2003 was approximately $1.7 million computed on the basis of the reported closing price per share ($0.0085) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 8, 2003, the Registrant has 330,526,473 shares of its par value $0.01 common stock outstanding.

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

Current Developments

Trinity Group-I, Inc. Debt Exchange

         On April 28, 1999, The Trinity Group-I, Inc. acquired voting control of The Finx Group and since that date has been our only significant source of funding. The Trinity Group-I, Inc. is owned by Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board. As of May 7, 2001, The Trinity Group-I, Inc. had advanced to us approximately $3.7 million in order to fund our operations. On May 7, 2001, The Trinity Group-I, Inc. exchanged $1.5 million of such related party debt for 7,500,000 shares of common stock, representing $0.20 per share, the fair market value of the common stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B preferred stock whereby each share of Series B preferred stock represents $100 of exchanged related party debt. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, our Vice-President and Secretary of the Board. During April, 2003, Trinity Group-I, Inc. converted 2,000 shares of Series B preferred stock into 50,000,000 shares of common stock. As of May 8, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock.

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

         Upon the initial execution of the Georal License, the categories of customers covered by the exclusive distribution agreement include the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. On February 21, 2002, the Georal License was expanded to include all financial institutions around the world and gave us an additional right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the Georal License as a protected customer. On May 16, 2002, the Georal License was expanded to include exclusive world wide sales and marketing rights for all casinos, malls, stadiums, office buildings and high rises. On September 9, 2002, the Georal License was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. On October 16, 2002, the Georal License was expanded to provide us with the right to receive forty percent of all maintenance revenues generated from service contracts obtained from our protected customer base; the right to share with Georal International, Ltd., all leasing revenues generated from leasing contracts related to the GIL-2001 security door and the right to renegotiate the discount received by us from Georal International, Ltd. at such time as the gross sales generated under the Georal License reaches $5 million.

         The Georal License commenced on September 1, 1999 and had an initial expiration date of August 31, 2004 which was later extended to August 31, 2009 and then again extended to August 31, 2014

         In order to obtain the original Georal License and all of the expansions to the Georal License, we have issued an aggregate of 46,049,874 shares of our common stock valued at approximately $3 million which we are amortizing over the life of the Georal License. The amortization expense for 2002 approximated $108,000 and as of December 31, 2002, the unamortized value assigned to the Georal License is $2.872 million. The amortization expense for years subsequent to December 31, 2002 will aproximate $190,000.

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

         All of our marketing agreements provide our resellers with discounted prices for any products that they sell.

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

Acquisition of Granite Technologies, Inc.

         On September 19, 2001, we purchased 95.87% of Granite Technologies Inc.'s common stock in exchange for approximately 3,500,000 shares of our common stock valued at $1.4 million. Grazyna B. Wnuk received 124,031 shares of our common stock for her ownership interest in Granite Technologies, Inc. and immediate family members of Lewis S. Schiller, received 397,934 of our common shares for their ownership interest in Granite Technologies, Inc. In anticipation of our acquisition of Granite Technologies, Inc., we entered into a Settlement and Release Agreement with Rock Partners Ltd., SSMI Corp. and Bruno Kordich, on September 15, 2001, pursuant to which (i) we received 4.13%, of Granite Technologies Inc.'s common stock then owned by Rock Partners Ltd. and SSMI Corp.; (ii) we received a General Release and a Dismissal with Prejudice on any past disputes by and among Granite Technologies, Inc. and Rock Partners Ltd., SSMI Corp. and Bruno Kordich; (iii) all past agreements between Granite Technologies, Inc. and Rock Partners Ltd., SSMI Corp. and Bruno Kordich became void and cancelled; (iv) Rock Partners Ltd., SSMI Corp. and Bruno Kordich received 542,636 shares of our common stock in consideration for items (i), (ii) and (iii); (v) we acknowledged Granite Technologies Inc.'s outstanding notes and liabilities in the aggregate of $77,000; and (vi) we issued 160,000 shares of our common stock, on behalf of Granite Technologies Inc. in consideration for all remaining claims aggregating $80,000.

Disposal of Non Security System Business Segments

         In September of 2002, our Board of Directors approved a plan whereby it was determined to be in our best interests to focus all of our resources on our security systems business and all non security business segments should be sold. This decision was based on management's evaluation of our capability to support multiple and diverse business segments. Management's evaluation was confirmed in a business assessment report received from vFinance Investments, Inc., who was performing management and investment banking services for us. The business assessment report, among other things, recommended that we streamline our operating activities to focus on our security systems business. We investigated various possible venues to undertake the disposal of the non security system businesses which included Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., Granite Technologies, Inc., Shopclue.com, Inc., Bizchase, Inc. and Starnet365.com, Inc. We engaged a consultant, pursuant to a consulting agreement, to assist in developing an exit strategy for the disposal of these businesses. Through the efforts of the consultant, on October 18, 2002, Thomas Banks Ltd. acquired Granite Technologies, Inc., Shopclue.com, Inc., Bizchase, Inc. and Starnet365.com, Inc. for nominal consideration, subject to the forgiveness of the amounts owed by such subsidiaries to us and the retention by us of certain rights to the assets of Granite Technologies.

         On October 18, 2002, we sold Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc. to Trinity Group Acquisition Corp. for one dollar ($1) and the cancellation of approximately $2.3 million of principal and interest owed to us by such subsidiaries. As of the date of the transaction, Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc. had aggregate assets of $1.2 million and not including the $3.1 million they owed to us, had aggregate liabilities of $2.4 million. These liabilities included $1.1 million of delinquent payroll taxes for which we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reserved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. Trinity Group Acquisition, Corp. is wholly owned by Lewis S. Schiller and the sale of Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc. was not consummated at arms-length. However, we believe that because the transaction reduced our liabilities by approximately $1.8 million that such transaction was in our best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc. and Defense Manufacturing and Systems, Inc., the net reduction in our liabilities approximated $1.8 million and our gain on disposal of approximately $458,000 is recorded as an addition to paid-in capital because such gain was generated pursuant to a related party transaction.

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

         The Secured Card Solutions Software Program enables colleges and universities to link access control of their recreation facilities with the university ID card, process memberships, issue recreation equipment and obtain utilization reports for multiple recreation facilities. The system is cost-effective to implement and is user-friendly for employees and provides accurate and timely information for recreation administrators. We have provided Virginia Commonwealth University with two of our Secured Card software solutions
- the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the Virginia Commonwealth University card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction and handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution.

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

Employees

         The Finx Group, Inc. holding company currently employs two individuals who are its executive officers. Our remaining functions are provided by independent consultants.

RISK FACTORS

We Have a History of Losses and Cash Flow Deficits

         We have incurred significant operating losses during each of the two years ended December 2002 and as of December 31, 2002 we have a capital deficiency of $3.8 million. We expect to incur additional losses during the time period in which we are developing products and markets for our subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

The Market for Our Common Stock is Limited

         Currently, our common stock trades on the National Association of Securities Dealers Automated Quotation System Over-the-Counter Bulletin Board (the "NASDAQ Bulletin Board"). By its nature, the NASDAQ Bulletin Board is a limited market and investors may find it more difficult to dispose of our securities, which are owned by them. Currently, we do not meet the financial and other requirements for a NASDAQ SmallCap, listing. Apart from specific financial criteria that we would have to comply with in order to obtain such listing, there are other corporate governance criteria that must be satisfied in order to obtain any such listing. Among such corporate governance requirements is the requirement that there be no disparity in the voting rights of the holders of the common stock. At the present time, The Trinity Group-I, Inc. owns all of the outstanding shares of our Series A preferred stock. The holder of our Series A preferred stock has the right to elect a majority of the Board of Directors. The NASDAQ may consider the issuance of the Series A preferred stock as a violation of their voting rights rules and policy. The failure to comply with NASDAQ's voting rights rules or policy or any of its other applicable regulations relating to transactions engaged in by us may result in sanctions. Any such actions by NASDAQ could further limit the market for our common stock.

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

Our Company is Subject to Control by a Principal Stockholder

         Trinity Group-I, Inc. has advanced significant funds to us and our subsidiaries and owns a controlling interest in our equity. The Trinity Group-I, Inc. is solely owned by Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer. All of the shares of The Trinity Group-I, Inc. owned by Lewis
S. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own interests in our outstanding common stock. In addition, The Trinity Group-I, Inc. owns all of our outstanding Series B preferred stock, which as of May 8, 2003, is convertible into approximately 377,500,000 shares of our common stock. The Trinity Group-I, Inc. also owns all of our Series A preferred stock which gives it the right to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in The Trinity Group-I, Inc. to a third party. In the event of such a sale by Mr. Lewis S. Schiller, such third party may be able to control our affairs in the same manner that Lewis S. Schiller is able to do so by virtue of his ownership of The Trinity Group-I, Inc. Any such sale may adversely affect the market price of our common stock and could adversely affect our business, financial condition or results of operations.

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

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

         As of May 8, 2003, approximately 124 million shares of our outstanding common stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of issuance.

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

Dependence on a Key Supplier

         Georal International, Ltd. is the sole supplier of our primary security product pursuant to a license which expires on August 31, 2014. Should Georal International, Ltd. experience difficulty in providing product in a timely manner, this could adversely affect our revenues and reputation in the market. Additionally, the failure on the part of Georal International, Ltd. to develop and manufacture or supply new or enhanced products that meet or anticipate technological changes on a timely and cost-competitive basis could have a materially adverse effect on our financial condition and results of operations.

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

                                                  Bid Prices

       Current period from                  High              Low
                                            ----              ---
         January 1, 2003 to
          May 8, 2003                   $0.034            $0.004

       Quarter ended

         March 31, 2002                    $0.81             $0.08
         June 30, 2002                     $0.23             $0.042
         September 30, 2002                $0.12             $0.029
         December 31, 2002                $0.095             $0.019

       Quarter ended

         March 31, 2001                    $1.95             $0.53
         June 30, 2001                     $1.00             $0.18
         September 30, 2001                $0.87             $0.26
         December 31, 2001                 $0.72             $0.38

         The closing price of common stock on May 8, 2003 was $0.0085.

         We have authorized 750,000,000 shares of our $0.01 par value common stock. As of May 8, 2003, there were approximately 4,000 holders of record of our common stock. We have not paid dividends on common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes.

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

Phase Out of the OTC Bulletin Board

         Our common stock currently trades on the OTC Bulletin Board ("OTCBB"), which is operated by the Nasdaq Stock Market, Inc. ("NSM"). NSM has advised us that the OTCBB will be phased out in 2004 and will be replaced by the Bulletin Board Exchange ("BBX"). The BBX will be a listed marketplace, with qualitative listing standards but with no minimum share price, income, or asset requirements. BBX Listing Standards includes Public Interest Standards, Public Float/Shareholder Requirements, and Corporate Governance Standards. The Public Interest Standard will allow the BBX to deny listing or de-list an issuer to protect investors. Imposition of this standard will include a review of all directors, officers, and major shareholders for past regulatory or legal issues. The BBX listing standards will require issuers to demonstrate the existence of one hundred round-lot shareholders and two hundred thousand shares in the public float. Corporate Governance Standards will require us to have an annual shareholders' meeting to be held within twelve months of the end of the first fiscal year after we become listed. The BBX will require the appointment of at least one independent director and the creation of an Audit Committee, a majority of the members of which must be independent directors. Related party transactions and potential conflict of interest situations will also be subject to review by the Audit Committee or a comparable body of the Board of Directors. The BBX will also prohibit the disenfranchisement of the voting rights of existing shareholders and require shareholder approval of transactions that involve: the grant of stock options to officers and directors, below-market issuances of stock, acquisitions, and changes of control. We will be required to distribute our annual report on Form 10KSB to our shareholders and engage only auditors that are subject to peer review consistent with the American Institute of Certified Public Accountants ("AICPA") procedures. If the BBX accepts a listing application filed by us, the initial listing fee will be approximately $10,000 and we will also be subject to an annual renewal fee of approximately $4,000. If a listing application filed by us is not accepted by the BBX, our common stock will trade on the Pink Sheets which will likely provide holders of our common stock with less liquidity than either the OTCBB or the BBX.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of our financial statements, including the following: impairment of long-lived assets, including the valuation of the exclusive license agreement; accounting for expenses in connection with stock options and warrants; and accounting for income taxes. Our management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in assumptions, estimates and judgments in the preparation of these financial statements from the assumptions, estimates and judgments used in the preparation of our prior year's audited financial statements.

Results of Operations

         In September 2002 we made a decision to focus our business exclusively on our Security Systems business and on October 18, 2002 we disposed of all non security system segments. Currently, our primary source of future revenues, if any, will be generated under our Georal License for the sale of Georal Security Products, including the GIL-2001 security door. Potential revenues may be generated from the marketing and distribution of the Georal Security Products to both those customers for which we have exclusive distribution rights and to others as to which we have non-exclusive rights. In December of 2002 TRW, Inc., now operating as Northrop Grumman Mission Systems, agreed to market and distribute the Georal Security Products. In March of 2003, Lockheed Martin Missions Systems also agreed to market and distribute the Georal Security Products. Many of the customers to whom we will seek to market the Georal Security Systems will be domestic and foreign government purchasers or commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. In October 2002, Georal International, Ltd. received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal International, Ltd. covers the secured portal which is the subject of the Georal License and may provide barriers to entry and possibly eliminate competition from other portal manufacturers.

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

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution. During 2002, we generated revenues of $6,000 from a contract with Virginia Commonwealth University for our Secured Card Solutions.

         Our operating expenses include executive payroll which is currently $723,000 per year of which none has been paid. Lewis S. Schiller, our Chief Executive Officer has agreed to defer payment of his salary until January 1, 2004 and as of December 31, 2002 his cumulative deferred salary approximates $1.4 million. Additionally, Grazyna B. Wnuk, our Vice-President, is owed cumulative salaries of $573,000. Expenses associated with our sales and marketing represent consulting fees to the consultants who perform such functions and currently approximate $1 million per year. Such sales and marketing costs were not incurred during 2001. Professional fees for legal and accounting services currently approximate $250,000 annually for both 2002 and 2001. Depreciation and amortization approximated $130,000 and $24,000. The value assigned to the Georal License of approximately $3 million was incurred in 2002 and is being amortized over of the life of the Georal License resulting in ongoing annual amortization expense of $190,000 for years after 2002.

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

         We incurred interest expense at an annual rate of 9% on related party notes payable. For 2002 and 2001, such interest was $119,000 and $274,000, respectively. The related party notes payable are the result of advances from Trinity Group-I, Inc., our controlling shareholder, advances from Universal International, Inc., a company owned by Grazyna Wnuk, an officer of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis Schiller, an officer of the Company. Total notes payable owed to related parties as of December 31, 2002 approximates $1.098 million on which accrued and unpaid interest approximates $682,000. All of the related party notes and interest are payable upon demand, however; Trinity Group-I, Inc., which is wholly owned by Lewis S. Schiller, has agreed to defer payment of $550,000 of such interest until January 1, 2004.

         As a result of our decision to focus our business exclusively on our Security Systems business we disposed of all non security system segments resulting in a gain on disposal of $1.4 million. Loss from the operations of discontinued segments was $456,000 and $5.036 million, respectively, for 2002 and 2001.

Financial Condition - Liquidity and Capital Resources

         As a result of the disposal of all non Security System business segments, our total liabilities were reduced by $1.8 million. As a result of Lewis S. Schiller's agreement to defer payment of accrued salary, accrued interest and accrued dividends owed to him our current liabilities were reduced by $3.931 million. Our working capital deficiency decreased from $7.1 million at December 31, 2001 to $4.445 million as of December 31, 2002. During 2002 we used $1.7 million for our continuing operations. Since April 1999, our primary source of funding has been The Trinity Group-I, Inc. and during 2002 net advances from related parties were $58,000. Since September of 2001 and during 2002, we have used stock options to compensate our employees and key consultants. The proceeds from the exercise of stock options was $1.494 million in 2002.

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

         Pursuant to the terms of the stock purchase agreement to sell Sequential Electronic Systems, Inc. and S-Tech, Inc., we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. at the time of their disposal. A reserve of $550,000 has been recorded by management based upon our best estimate of the ultimate liability.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have a history of operating losses and as of December 31, 2002 have a working capital deficiency of $4.5 million and a capital deficiency of $3.8 million. Since April of 1999 we have relied on financial support from our controlling stockholder, The Trinity Group-I, Inc. and other related parties and since September 25, 2001 have compensated our employees and key consultants with stock and stock options some of which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. Our continuation as a going concern is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

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

Name                 Age         Position with the Company
-------------------- ----------- -------------------------
Lewis S. Schiller    72          Chief Executive Officer,
                                 President and Chairman of the Board
Grazyna B. Wnuk      39          Secretary, Vice-President and Director

         Lewis S. Schiller was appointed our Chairman of the Board, Chief Executive Officer and President of The Finx Group and its subsidiaries on April 28, 1999. Mr. Schiller is also Chairman of the Board and a director of The Trinity Group-I, Inc. For more than five years prior to his resignation on April 2, 1998, Lewis S. Schiller served as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd., a public company, and as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd.'s public and privately held subsidiaries.

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

                                                                            Long-term Compensation
                                                                            ----------------------
                                Annual Compensation                       Awards             Payouts
                                -------------------                       ------             -------
                                                                            Securities
Name and                                                        Restricted  Underlying       LTIP
Principal                                      Other Annual     Stock       Options/SARs     Payouts   All Other
Position       Year   Salary         Bonus     Compensation     Awards      (#)              ($)       Compensation
-------------- ------ -------------- --------- ---------------- ----------- ---------------- --------- ----------------
Lewis S.
Schiller,
CEO and        2002   $500,000(1)       --           --             --        24,500,000        --           --
Chairman       2001   $500,000(1)       --           --             --           750,000        --           --

Grazyna B.
Wnuk, VP and   2002   $197,500(2)       --           --             --        12,500,000        --           --
Secretary      2001   $150,000(2)       --           --             --           375,000        --           --

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

Option/SAR Grants in 2002

         The following table presents information regarding the options to purchase shares of our common stock issued to our executive officers who are included in the preceding summary compensation table for 2002.

------------------------------------ ---------------- --------------------- --------------- ---------------------
                                        Number of
                                        Securities        % of Total
                                        Underlying        Options/SARs        Exercise
                                        Options/           Granted to          or Base
                                          SARs            Employees in          Price            Expiration
Name                                   Granted (#)            2002            ($/Share)             Date
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
------------------------------------ ---------------- --------------------- --------------- ---------------------
                                       12,500,000
------------------------------------ ---------------- --------------------- --------------- ---------------------

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values

         The following table presents information regarding the unexercised options to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2002.

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

         On April 28, 1999, The Trinity Group-I, Inc. acquired voting control of The Finx Group and since that date has been our only significant source of funding. The Trinity Group-I, Inc. is owned by Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board. As of May 7, 2001, The Trinity Group-I, Inc. had advanced to us approximately $3.7 million in order to fund our operations. On May 7, 2001, The Trinity Group-I, Inc. exchanged $1.5 million of such related party debt for 7,500,000 shares of common stock, representing $0.20 per share, the fair market value of the common stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B preferred stock whereby each share of Series B preferred stock represents $100 of exchanged related party debt. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, our Vice-President and Secretary of the Board. In April 2003, Trinity Group-I, Inc. converted 2,000 shares of Series B preferred stock into 50,000,000 shares of common stock. As of May 8, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock.

         On September 19, 2001 we acquired 95.87% of Granite Technologies, Inc.'s common stock upon the issuance of approximately 3,500,000 shares of our common stock. Grazyna B. Wnuk received 124,031 shares of our common stock for her ownership interest in Granite Technologies, Inc.; and immediate family members of Lewis S. Schiller, received 397,934 of our common shares for their ownership interest in Granite Technologies, Inc. In accordance with the terms of the Stock Purchase Agreement, the selling shareholders hold certain demand and "piggyback" registration rights with respect to the shares received by them in connection with the acquisition on terms specified in the Stock Purchase Agreement.

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

         On November 30, 2001, we executed an agreement with Orion Telecom Operating Corporation, pursuant to which The Trinity Group-I, Inc. provided Orion Telecom with 1,875,000 of its shares of our common stock as a collateral escrow deposit to enable Orion Telecom Operating Corporation to obtain a $250,000 working capital loan. As consideration for providing the collateral for its loan, Orion Telecom Operating Corporation agrees to pay us and The Trinity Group-I, Inc. a sum equal to $0.00125 per each minute of certain telecommunication services intended to be provided by Orion Telecom Operating Corporation. We and The Trinity Group-I, Inc. will receive 50% each of any monies generated and earned pursuant to this agreement with Orion Telecom Operating Corporation. Upon repayment of the loan, 875,000 shares will be returned to The Trinity Group-I, Inc. and the remaining 1,000,000 shares will be turned over to Orion Telecom in exchange for 1% of Orion Holdings, Inc.'s common stock. The Trinity Group-I, Inc. will also receive 1% of Orion Holdings, Inc.'s common stock. As of May 8, 2003, no revenues have been generated pursuant to the agreement with Orion Telecom Operating Corporation.

         On October 31, 2002, Carol Schiller, the wife of Lewis S. Schiller, agreed to convert $400,000 of related party debt owed to her into 10,000,000 shares of our common stock at the rate of $.04 per share, the fair value of the common stock on the date of the conversion.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Starnet365.com, Inc., Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, our Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks Ltd., (the "Starnet Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet365.com, Inc. from the Starnet Sellers for one dollar ($1) and we agreed to cancel approximately $1.3 million of principal and interest owed by Starnet365.com, Inc. to us. As of the date of the Starnet Stock Purchase Agreement, Starnet365.com, Inc. had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to us, resulting in remaining liabilities of approximately $444,000. We believe that we may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by us. As a result of the disposal of Starnet365.com, Inc., the net reduction in our liabilities approximated $268,000 and our gain on disposal approximated $312,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Shopclue.com, Inc., Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, our Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue.com, Inc. from the

Shopclue Sellers for one dollar ($1) and we agreed to cancel approximately $8,000 of principal and interest owed by Shopclue.com, Inc. to us. As of the date of the Shopclue Stock Purchase Agreement, Shopclue.com, Inc. had an excess of liabilities over assets of approximately $340,000, including the $8,000 owed to us, resulting in remaining liabilities of approximately $332,000. We believe that we may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue.com, Inc., the net reduction in our liabilities and the corresponding gain on disposal approximated $160,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Bizchase, Inc., Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, our Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 100% of the issued and outstanding capital stock of Bizchase, Inc. from the Bizchase Sellers for one dollar ($1) and we agreed to cancel approximately $2 million of principal and interest owed by Bizchase, Inc. to us. As of the date of the Bizchase Stock Purchase Agreement, Bizchase, Inc. had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to us, resulting in remaining liabilities of approximately $296,000. We believe that we may be required pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, Inc., the net reduction in our liabilities and the corresponding gain on disposal approximated $163,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. and Trinity Group Acquisition Corp. dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Group Acquisition Corp. agreed to purchase 100% of the issued and outstanding capital of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. from The Finx Group for one dollar ($1) and The Finx Group agreed to cancel approximately $2.3 million of principal and interest owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. to The Finx Group. Defense Manufacturing Systems, Inc. was wholly owned by The Finx Group but had no operating activities since its organization. Trinity Group Acquisition Corp. is wholly owned by Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential Electronic Systems, Inc. and S-Tech, Inc. had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to us. The aggregate liabilities included $1.1 million of delinquent payroll taxes and we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reseved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. The Trinity Group-I, Inc. is our controlling shareholder and both The Trinity Group-I, Inc. and Trinity Group Acquisition Corp. are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, we believe that because the transaction will reduce our liabilities by approximately $1.8 million that such transaction is in our best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., the net reduction in our liabilities approximated $1.8 million and our gain on disposal of approximately $458,000 is recorded as an addition to paid-in capital because such gain was generated pursuant to a related party transaction.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits - See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(b) Reports on Form 8-K

    (i) On October 24, 2002, the Company filed an 8-K reporting under Item 2 the sale of its discontinued businesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINX GROUP, INC.

/s/ Lewis S. Schiller,
Chief Executive Officer
May 9, 2003

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

May 9, 2003


/s/ Grazyna B. Wnuk,
Secretary, Vice-President and Director
May 9, 2003

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

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
May 9, 2003

Exhibit 99.2

       CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER CERTIFICATION

I, Lewis S. Schiller, certify that:

1.     I have reviewed this annual report on Form 10-KSB of The Finx Group, Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual repot;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of this registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
May 9, 2003

Exhibit (99.3)

Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                     The Finx Group, Inc. and Subsidiaries
                       Consolidated Financial Statements
                               December 31, 2002

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of The Finx Group, Inc.
Boca Raton, Florida


         We have audited the accompanying consolidated balance sheet of The Finx Group, Inc., and its subsidiaries, as of December 31, 2002, and the related consolidated statements of operations, changes in capital deficiency, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finx Group, Inc and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements; (1) the Company has a history of net losses for the two years ended December 31, 2002, (2) as of December 31, 2002 the Company has a working capital deficiency of $4.4 million and a capital deficiency of $3.8 million and (3) the Company has relied on continuing financial support from its controlling stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, PC
Certified Public Accountants

Cranford, New Jersey
May 8, 2003

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                        Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of December 31,                                                                                 2002
-----------------------------------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                 $      90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 2)                                               2,872,000
  Patents, net                                                                                    9,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                        2,881,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,881,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,341,000
  Accrued payroll and payroll taxes, executive officers                                         634,000
  Current portion of notes payable executive officers, including interest                       893,000
  Notes payable, related parties, including accrued interest                                    338,000
  Other current liabilities                                                                      53,000
  Current liabilities of discontinued segments                                                1,186,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 4,445,000
-----------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
  Deferred executive compensation                                                             1,400,000
  Accrued dividends on Series B Preferred stock, executive officer                              323,000
  Accrued interest, executive officer                                                           550,000
-----------------------------------------------------------------------------------------------------------
    Total long-term liabilities                                                               2,273,000
-----------------------------------------------------------------------------------------------------------

  Commitments and contingencies (see Note 10)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
    Series A preferred shares issued and outstanding; 17,100 Series B preferred shares issued and outstanding as of December 31, 2002 (see
    Note 6)                                                                                   1,710,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    153,915,329 shares issued and outstanding as of December 31, 2002
    (see Note 6 and 7)                                                                        1,539,000
  Additional paid-in capital, common stock                                                   29,186,000
  Accumulated deficit                                                                       (35,497,000)
-----------------------------------------------------------------------------------------------------------
                                                                                             (3,062,000)
  Subscriptions receivable                                                                     (775,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (3,837,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,881,000
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                                   Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2002            2001
------------------------------------------------------------------------------------------------------------

Revenues                                                                   $       6,000   $           -
------------------------------------------------------------------------------------------------------------

General and administrative expenses                                            3,024,000       1,843,000
Compensation expense from issuance of stock options                            2,264,000       4,671,000
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       5,288,000       6,514,000
------------------------------------------------------------------------------------------------------------
Operating loss                                                                (5,282,000)     (6,514,000)
Interest expense, related parties                                               (119,000)       (274,000)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (5,220,000)     (6,788,000)
Discontinued Operations:(See Note11)
Gain on disposal of discontinued segments                                      1,369,000               -
Loss from operations of discontinued segments                                   (456,000)     (5,036,000)
------------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (4,307,000)  $ (11,824,000)
------------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                          $  (5,220,000)  $  (6,788,000)
  Less dividends on preferred shares                                            (157,000)       (160,000)
------------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (5,377,000)     (6,948,000)
  Gain on disposal of discontinued segments                                    1,369,000               -
  Loss from operations of discontinued segments                                 (456,000)     (5,036,000)
------------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $  (4,464,000)  $ (11,984,000)
------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           63,528,683      21,838,625
------------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.08)         ($0.32)
  Gain on disposal of discontinued segments                                         0.02               -
  Loss from operations of discontinued segments                                    (0.01)          (0.23)
------------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.07)         ($0.55)
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

-----------------------------------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2002            2001
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (5,220,000)   $ (6,788,000)
Gain on disposal of discontinued segments                                      1,369,000               -
-----------------------------------------------------------------------------------------------------------
                                                                              (3,851,000)     (6,788,000)
Adjustments to reconcile loss from continuing operations to net cash -
  continuing operations:
    Gain on disposal of segments                                              (1,369,000)              -
    Depreciation and amortization                                                130,000          24,000
    Non cash expense from issuance of stock options and
      stock purchase warrants                                                  2,264,000       4,671,000
    Other adjustments                                                            120,000          39,000
    Changes in assets and liabilities:
      Other assets                                                                     -               -
      Accounts payable                                                           412,000         205,000
      Accrued payroll                                                            612,000         761,000
      Accrued interest expense, related parties                                  (22,000)        313,000
      Other current liabilities                                                   (7,000)         50,000
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                (1,711,000)       (725,000)
-----------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                               (456,000)     (5,036,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Changes in the reserve for obsolete and slow moving
      inventory                                                                  117,000         442,000
    Depreciation and amortization                                                 15,000         156,000
    Non cash expense from issuance of stock options                               39,000         263,000
    Acquired in-process research and development costs                                 -       2,371,000
    Impairment charge                                                            191,000          47,000
    Bad debt expense                                                              14,000          35,000
    Net change in other assets and liabilities                                   281,000         476,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                 201,000      (1,246,000)
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                               (1,510,000)     (1,971,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                       (43,000)        (76,000)
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                (43,000)        (76,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       500,000       2,020,000
Repayments on related party loans                                               (442,000)     (1,492,000)
Proceeds from exercise of stock options                                        1,494,000       1,504,000
Other financing activities                                                         1,000          14,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                              1,553,000       2,046,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                     -          (1,000)
Cash - Beginning of period                                                             -           1,000
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $          -
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
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                       continued

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Year Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the year ended December 31, 2002
---------------------------------------

         During 2002, the Company obtained four separate expansions to its exclusive license agreement with GIL Security Systems, Inc. for which it issued preferred stock convertible into an aggregate of 45,000,000 shares of common stock, par value $.01 (the "Common Stock"). Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million, the amount included in other assets as "Exclusive License Agreement" All such preferred stock was converted into Common Stock during 2002.

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

         See Note 11 for non-cash activity in relation to discontinued operations.

During the year ended December 31, 2001
---------------------------------------

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

--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Years Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Preferred
                                Preferred          Common     Preferred         Stock in          Common
                                   Shares          Shares           Par    Excess of par             Par
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                          21,000      40,356,545          - (*)      $2,000,000      $  405,000
Issuance of stock options               -               -          -                  -                -
Stock issued for repayment
 of a loan from Carol
 Schiller                               -      10,000,000          -                  -          100,000
Stock issued for repayment
 of notes payable                       -         353,844          -                  -            3,000
Fractional share exchange               -          64,775          -                  -            1,000
Exercise of stock purchase
 warrants                               -         148,500          -                  -            1,000
Exercise of stock options               -      47,991,665          -                  -          479,000
Issuance of series C and D
 preferred stock for
 exclusive license                450,000               -      4,000          2,976,000                -
Conversion of series B
 preferred stock                   (2,900)     10,000,000          - (*)       (290,000)         100,000
Conversion of series C and
 D preferred stock               (450,000)     45,000,000     (4,000)        (2,976,000)         450,000
Accrued dividends on
 preferred stock                        -               -          -                  -                -
Gain on disposal of
 discontinued business
 segment to a related party             -               -          -                  -                -
Net loss for the year
 ended December 31, 2002                -               -          -                  -                -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          18,100     153,915,329     $    - (*)      $1,710,000      $1,539,000
------------------------------------------------------------------------------------------------------------------------------------

(*) - Less than $1,000

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Years Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                    Additional
                                       Paid-in        Accumulated                         Subscriptions
                                       Capital            Deficit           sub-total        Receivable            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                          $21,862,000       ($31,033,000)        ($6,766,000)        ($262,000)     ($7,028,000)
Issuance of stock options            2,303,000                  -           2,303,000                 -        2,303,000
Stock issued for repayment
 of a loan from Carol
 Schiller                              300,000                  -             400,000                 -          400,000
Stock issued for repayment
 of notes payable                       14,000                  -              17,000                 -           17,000
Fractional share exchange               (1,000)                 -                   -                 -                -
Exercise of stock purchase
 warrants                                    -                  -               1,000                 -            1,000
Exercise of stock options            1,528,000                  -           2,007,000         ($513,000)       1,494,000
Issuance of series C and D
 preferred stock for
 exclusive license                           -                  -           2,980,000                 -        2,980,000
Conversion of series B
 preferred stock                       190,000                  -                   -                 -                -
Conversion of series C and
 D preferred stock                   2,530,000                  -                   -                 -                -
Accrued dividends on
 preferred stock                             -           (157,000)           (157,000)                -         (157,000)
Gain on disposal of
 discontinued business
 segment to a related party            460,000                  -             460,000                 -          460,000
Net loss for the year
 ended December 31, 2002                     -         (4,307,000)         (4,307,000)                -       (4,307,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          $29,186,000       ($35,497,000)        ($3,062,000)        ($775,000)     ($3,837,000)
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
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Year Ended December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                    Additional
                                       Paid-in        Accumulated                          Subscriptions
                                       Capital            Deficit           sub-total         Receivable            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
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

Nature of Operations

         In September 2002, the Company's Board of Directors approved a plan to focus the Company's business exclusively on its security systems business and on October 18, 2002 the Company disposed of all non security system business segments. The Company's primary source of future revenues, if any, is expected to be generated under its exclusive license agreement (the "Georal License") with GIL Security Systems, Inc. ("GIL"). GIL is a subsidiary of Georal International, Ltd. ("Georal") and holds all world-wide rights related to the intellectual property related to the GIL security systems, including trademarks, patents and technology, as licensed to it by Alan J. Risi, the controlling owner of both GIL and Georal. GIL is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets (the "Georal Security Products"). The Georal License gives us distribution rights for the sale of all of the Georal Security Products, including all models of the GIL-2001 security door, to specified categories of customers. The Company may market and distribute the Georal Security Products to both those customers for which it has exclusive distribution rights and to others as to which it has non-exclusive rights.

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

Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2002 and as of December 31, 2002 has a working capital deficiency of $4.445 million and a capital deficiency of $3.837 million. During 2002 and 2001 the Company has relied on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options of which some were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Principles of Consolidation

         The consolidated financial statements include the accounts of The Finx Group, Inc. and its subsidiaries for which it has direct voting control or effective control. All material intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

         In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates include the carrying value of the Company's exclusive license, and patents and their amortization.

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

Impairment

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2002, management expects those assets related to its continuing operations to be fully recoverable.

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

Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 44,861,500 potential common shares from unexercised stock options and warrants and 427,513,510 potential common shares from unconverted preferred shares. Such warrants, options and shares of convertible preferred stock may dilute earnings per share in the future.

Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market considerations and risks existing at the time. All instruments, including accounts payable and accrued liabilities and amounts due to related parties are reflected at fair value in the financial statements because of the short term maturity of these instruments. The fair value of long-term liabilities also approximate their carrying value.

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

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal License was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby the Company received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the Georal License as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D 2% Convertible Preferred Stock (the "Series D Preferred Stock") that is convertible into 4,000,000 million shares of the Company's Common Stock. On May 16, 2002, the Georal License for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company exclusive world wide sales and marketing rights, for the term of the agreement extending to all casinos, malls, stadiums, office buildings and high rises. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its Series C 2% Convertible Preferred Stock (the "Series C Preferred Stock") which are convertible into 6,000,000 shares of the Company's Common Stock. On September 9, 2002, the Georal License was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. As consideration for the amendment entered into on September 9, 2002, the Company issued to Alan Risi 100,000 shares of its Series C Preferred Stock which are convertible into 10,000,000 shares of the Company's Common Stock. On October 16, 2002, the Company issued to Alan Risi 250,000 shares of its Series C Preferred Stock for an amendment to the Georal License which provided the Company with the following: (i) the right to receive forty percent of all maintenance revenues generated from service contracts obtained from the Company's protected customer base; (ii) the right to share with Georal, any leasing revenues generated from leasing contracts related to the GIL-2001 security door; (iii) the right to renegotiate the discount received by the Company from its licensor at such time as the gross sales generated under the licensing agreement reaches $5 million; and (iv) extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million, the amount included in other assets as "Exclusive License Agreement". Starting in 2002, the Georal License is being amortized on the straight-line method over the remaining life of the exclusive license and during 2002 such amortization expense was $108,000 (See Note 6).

3. Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to Trinity, which is wholly owned by him until January 1, 2004 and payment of accrued dividends on preferred stock held by Trinity him until January 1, 2004. Such amounts are presented as long-term liabilities as of December 31, 2002.

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

         As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B 8% Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B Preferred Stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B Preferred Stock has been outstanding.

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

Series B 8% Voting Redeemable Convertible Preferred Stock

         On April 28, 1999, Trinity acquired voting control of the Company and since that date has been the Company's only significant source of funding. As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 7,500,000 shares of Common Stock, representing $0.20 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B Preferred Stock whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B preferred stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by us in whole or in part, at the option of our board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, our Vice-President and Secretary of the Board. In April 2003, Trinity Group-I, Inc. converted 2,000 shares of Series B preferred stock into 50,000,000 shares of common stock. As of May 8, 2003, 15,100 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock. Each share of Series B Preferred Stock entitles the holder to annual dividends at the rate of 8% of $100 per share.

Series C 2% Convertible Preferred Stock

         During 2002, the Company issued 410,000 shares of Series C Preferred Stock in order to obtain expansions to the Georal License. Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock entitles the holder to annual dividends at the rate of 2% per share. During 2002 all of the Series C Preferred Stock was converted into 41,000,000 shares of Common Stock (See Note 2).

Series D 2% Convertible Preferred Stock

         During 2002, the Company issued 40,000 shares of Series D Preferred Stock in order to obtain an expansion to the Georal License. Each share of Series D Preferred Stock is convertible into 100 shares of Common Stock entitles the holder to annual dividends at the rate of 2% per share. During 2002, all of the Series D Preferred Stock was converted into 4,000,000 shares of Common
Stock (See Note 2).

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

         On April 16, 2002, the Company issued to Lewis S. Schiller, its Chief Executive Officer and Chairman of the Board, a warrant to purchase 20,000,000 shares of Common Stock at $0.043 per share, the fair market value at date of issuance and issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of Common Stock at $0.043 per share, the fair market value at date of issuance. Originally, the warrants issued to Lewis
S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and the exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk originally provided for cashless exercise provisions which required the Company to calculate compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof are outstanding. In October of 2002, these warrants were modified whereby they no longer provide for cashless exercise provisions. None of these warrants were exercised.

         On January 15, 2002, the Company entered into a Management and Investment Banking Agreement with vFinance Investments Inc. to perform financial advisory and investment banking services to the Company. Pursuant to the agreement, in September of 2002, the Company issued warrants to purchase 7,500,000 shares of Common Stock for $0.04 per share, resulting in stock compensation expense of $576,723, and warrants to purchase 5,000,000 shares of Common Stock for $0.15 per share, resulting in $369,000 of stock compensation expense. None of these warrants were exercised in 2002.

         On April 8, 2002, the Company issued a warrant to a consultant to purchase 150,000 shares of Common Stock for $0.01 per share, resulting in $4,000 of stock compensation expense. All but 1,500 of these warrants were exercised in 2002.

         On December 27, 2002, the Company issued warrants to purchase an aggregate of 2,360,000 shares of Common Stock for $0.04 per share to employees of Sequential Electronics Systems, Inc. and S-Tech, Inc., both companies owned by entities under the control of Lewis S. Schiller. The issuance of these warrants resulted in $55,000 of stock compensation expense. None of these warrants were exercised in 2002.

Stock Options

         On January 2, 2001the Board of Directors adopted The Finx Group, Inc. 2001 Employee Stock Option Plan for the issuance of options to purchase a maximum of 12,000,000 shares. On July 2, 2001, the Board of Directors adopted an amendment to the plan increasing the maximum number of shares to 17,000,000 and on the same date the Company granted to consultants, options to purchase 12,610,000 shares of Common Stock for $0.15 per share to consultants, granted to Lewis S. Schiller, options to purchase 750,000 shares for $0.15 per share and granted to Grazyna B. Wnuk options to purchase 375,000 shares of Common Stock for $0.15 per share. On October 15, 2001 the Company granted to a consultant an option to purchase 300,000 shares of Common Stock for $0.15 per share. On November 7, 2001 the Company granted to consultants an option to purchase 90,000 shares of Common Stock for $0.15 per share. On December 12, 2001 the Company granted to consultants, options to purchase 3,000,000 shares of Common Stock for $0.30 per share, the exercise price, which was subsequently reduced to $0 per share. On September 14, 2001, the Company registered 12,000,000 common shares on Form S-8 and on December 12, 2001 registered an additional 5,000,000 shares on Form S-8, whereby all of such shares were reserved for the exercise of the aforementioned options. During 2001, options to purchase 14,775,000 shares of Common Stock were exercised and as of December 31, 2001 options to purchase 2,350,000 shares of Common Stock at $0.15 per share remained outstanding of which an option to purchase 50,000 shares of Common Stock was forfeited in 2002 and options to purchase 2,300,000 shares of Common Stock were exercised in 2002.

         On April 11, 2002, the Board of Directors adopted The Finx Group, Inc. 2002 Employee Stock Option Plan for the issuance of options to purchase a maximum of 6,850,000 shares and concurrently and pursuant to such plan issued to consultants options to purchase 5,150,000 shares of Common Stock for $0.04 per share resulting in stock compensation expense of $122,000 and on May 8, 2002, issued an option to Lewis S. Schiller to purchase 1,500,000 shares of Common Stock for $0.04 per share resulting in stock compensation expense of $13,000. All of such options were registered on Form S-8 and were exercised in 2002.

         On October 28, 2002 the Board of Directors adopted The Finx Group, Inc. 2002 Employee and Consultants Stock Option Plan for the issuance of options to purchase a maximum of 60,000,000 shares and pursuant to such plan on October 9, 2002, issued to a consultant who assisted the Company in disposing of certain business segments an option to purchase 1,000,000 shares of common stock for $0.04 per share resulting in stock compensation expense of $39,000, and on October 31, 2002, issued to consultants options to purchase 27,041,665 shares of Common Stock for $0.04 per share resulting in stock compensation expense of $923, 000, an option to Lewis S. Schiller to purchase 3,000,000 shares of Common Stock for $0.04, an option to Grazyna B. Wnuk to purchase 2,500,000 shares of Common Stock for $0.04, and on December 5, 2002, issued to a consultant an option to purchase 5,500,000 shares of Common Stock for $0.01 per share resulting in $201,000 of stock compensation expense. All of such options were registered on Form S-8 and were exercised in 2002.

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

         For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during 2002 to estimate the fair value of options granted:

                                            2002                  2001
                                            ----                  ----
Dividend yield                              0.0%                  0.0%
Expected volatility                      144.34%               144.34%
Risk-free interest rate                     6.0%                  6.0%
Expected life of options                 3 years               3 years

         Had compensation cost for the Company's stock options issued to employees been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

-------------------------------------------------------------------------- --------------------- -------------------
                                                                                   2002                 2001
-------------------------------------------------------------------------- --------------------- -------------------
  Net loss:
    As reported                                                                $  (4,307,000)    $ (11,824,000)
    Deduct:  Amount by which stock- based employee compensation as determined under fair value based method for all awards exceeds the
    compensation as determined under the intrinsic value method                   (1,287,000)         (127,000)
-------------------------------------------------------------------------- --------------------- -------------------
    Pro forma under SFAS No. 123                                               $  (5,594,000)    $ (11,951,000)
-------------------------------------------------------------------------- --------------------- -------------------
  Basic and diluted net loss per common share:

    As reported                                                                       ($0.07)           ($0.55)

    Pro forma under SFAS No. 123                                                      ($0.09)           ($0.56)

         The following table summarizes the Company's fixed stock purchase warrants and options for 2002 and 2001.

---------------------------------------------------- -------------- ----------------- -------------- -----------------
                                                                          2002                             2001
                                                                        Weighted                         Weighted
                                                         2002           Average           2001           Average
                                                        Shares       Exercise Price      Shares       Exercise Price
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at beginning of year                         2,350,000       $0.15            1,565,000       $0.87
Granted                                                 90,701,665       $0.05           17,125,000       $0.12
Exercised                                             (48,140,165)       $0.04         (16,205,000)       $0.12
Forfeited/Expired                                         (50,000)       $0.15            (135,000)       $10.00
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at end of year                              44,861,500       $0.05            2,350,000       $0.15
---------------------------------------------------- -------------- ----------------- -------------- -----------------

Options exercisable at year end                         44,861,500       $0.05            2,350,000       $0.15
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Weighted-average fair value of options granted
during the year                                              $0.04                        $0.28
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

         On April 28, 1999, The Trinity Group-I, Inc. acquired voting control of The Finx Group and since that date has been the Company's only significant source of funding. The Trinity Group-I, Inc. is owned by Lewis S. Schiller, its Chief Executive Officer and Chairman of the Board. As of May 7, 2001, The Trinity Group-I, Inc. had advanced to the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, The Trinity Group-I, Inc. exchanged $1.5 million of such related party debt for 7,500,000 shares of common stock, representing $0.20 per share, the fair market value of the common stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B preferred stock whereby each share of Series B preferred stock represents $100 of exchanged related party debt. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. The Series B preferred stock is redeemable by the Company in whole or in part, at the option of its board of directors, with Lewis S. Schiller, abstaining from any such vote. The Series B preferred stock votes alongside of common stockholders on an "if converted" basis as calculated on the date that any such vote occurs. On October 1, 2002, Trinity Group-I, Inc. converted 2,900 shares of Series B preferred stock into 10,000,000 shares of common stock and gifted 725 shares of Series B preferred stock to Grazyna B. Wnuk, the Company's Vice-President and Secretary of the Board. In April of 2003, Trinity Group-I, Inc. converted 2,000 shares of Series B preferred stock into 50,000,000 shares of common stock. As of May 8, 2003, 15,100 shares of Series
B preferred stock are outstanding which can be converted into an aggregate of 377,500,000 shares of common stock.

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

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Starnet365.com, Inc., Lewis S. Schiller, The Finx Group Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, The Finx Group Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks Ltd., (the "Starnet Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet365.com, Inc. from the Starnet Sellers for one dollar ($1) and the Company agreed to cancel approximately $1.3 million of principal and interest owed by Starnet365.com, Inc. to the Company. As of the date of the Starnet Stock Purchase Agreement, Starnet365.com, Inc. had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to the Company, resulting in remaining liabilities of approximately $444,000. The Company believes that it may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by the Company. As a result of the disposal of Starnet365.com, Inc., the net reduction in the Company's liabilities approximated $268,000 and the gain on disposal approximated $312,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Shopclue.com, Inc., Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue.com, Inc. from the Shopclue Sellers for one dollar ($1) and we agreed to cancel approximately $8,000 of principal and interest owed by Shopclue.com, Inc. to the Company. As of the date of the Shopclue Stock Purchase Agreement, Shopclue.com, Inc. had an excess of liabilities over assets of approximately $340,000, including the

$8,000 owed to the Company, resulting in remaining liabilities of approximately $332,000. The Company believes that it may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue.com, Inc., the net reduction in the Company's liabilities and the corresponding gain on disposal approximated $163,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Bizchase, Inc., Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks Ltd. dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks Ltd. agreed to purchase 100% of the issued and outstanding capital stock of Bizchase, Inc. from the Bizchase Sellers for one dollar ($1) and we agreed to cancel approximately $2 million of principal and interest owed by Bizchase, Inc. to the Company. As of the date of the Bizchase Stock Purchase Agreement, Bizchase, Inc. had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to the Company, resulting in remaining liabilities of approximately $296,000. The Company believes that it may be required pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, Inc., the net reduction in the Company's liabilities and the corresponding gain on disposal approximated $160,000.

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. and Trinity Group Acquisition Corp. dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Group Acquisition Corp. agreed to purchase 100% of the issued and outstanding capital of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. from The Finx Group for one dollar ($1) and The Finx Group agreed to cancel approximately $2.3 million of principal and interest owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. to The Finx Group. Defense Manufacturing Systems, Inc. was wholly owned by The Finx Group but had no operating activities since its organization. Trinity Group Acquisition Corp. is wholly owned by Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential Electronic Systems, Inc. and S-Tech, Inc. had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities included $1.1 million of delinquent payroll taxes and we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reserved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Group Acquisition Corp. are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, we believe that because the transaction will reduce the Company's liabilities by approximately $1.8 million that such transaction is in the Company's best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., the net reduction in the Company's liabilities approximated $1.8 million and the gain on disposal which approximated $458,000 was recorded as an addition to paid-in capital because the transaction was consumated with the controlling atockholder of the Company.

9. Income Taxes

         The Company, as of December 31, 2002, has available approximately
$54.3 million of net operating loss carry forwards to reduce future Federal and state income taxes, representing a net deferred tax asset of approximately $19 million. Based upon the level of historical tax losses, the Company has established a valuation allowance against the entire net deferred tax asset. This represents a decrease in the valuation allowance of approximately $3.3 million from December 31, 2001. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

------------------------------------- -----------------------------------
Year of expiration                      Net operating loss carry forward
------------------------------------- -----------------------------------
  2003                                                        $5,163,000
  2004                                                         5,616,000
  2005                                                         2,207,000
  2006                                                         3,144,000
  2007                                                         3,023,000
  2008                                                         2,044,000
  2009                                                         1,851,000
  2010                                                         2,050,000
  2011                                                         3,171,000
  2012                                                           194,000
  2018                                                         1,080,000
  2019                                                         1,319,000
  2020                                                         8,261,000
  2021                                                        11,176,000
  2022                                                         4,177,000
------------------------------------- -----------------------------------
                                                             $54,319,000
------------------------------------- -----------------------------------

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

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential Electronic Systems, Inc. and S-Tech, Inc., the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. at the time of their disposal and as of December 31, 2002, the Company has reserved $550,000 against such potential claims.

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

Granite Technologies

         Granite Technologies Acquisition Corp. ("Granite Acquisition") is wholly owned by The Company and Granite Technologies is wholly owned by Granite Acquisition. Pursuant to the terms of a stock purchase agreement among Granite Acquisition, Granite Technologies and Thomas Banks dated as of September 30, 2002, (the "Granite Stock Purchase Agreement"), Thomas Banks agreed to purchase all of the issued and outstanding capital stock of Granite Technologies from Granite Acquisition for one dollar ($1) and the Company agreed to cancel approximately $600,000 of principal and interest owed by Granite Technologies to the Company. In addition, pursuant to the Granite Stock Purchase Agreement, Granite Acquisition retained the rights to all Intellectual Property of Granite Technologies, Inc. including (i) patents, pending patent applications and patent applications in process but not yet filed, owned by or assignable to Granite Technologies (the "Patents"); registered trademarks and service marks and pending applications therefor and trade names owned Granite Technologies; and copyright registrations and pending applications therefor owned by Granite Technologies and used by Granite Technologies in the conduct of its business (the "Marks"; (ii) written licenses and other agreements relating to the Patents, Marks and Copyrights, and (iii) manufacturing, process, and other technology transfer and license agreements which are material to the conduct of such business and retained all rights and benefits inured from any and all contracts between Granite Technologies and Virginia Commonwealth University. As of the date of the Granite Stock Purchase Agreement, Granite Technologies had an excess of liabilities over assets of approximately $1.45 million, including $435,000 owed to the Company. The Company believes that it may be required pay approximately $200,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Granite Technologies, the net reduction in the liabilities of the Company and the corresponding gain on disposal approximated $815,000 and the gain on disposal approximated $815,000.

Starnet

         Pursuant to the terms of a stock purchase agreement among the Company, Starnet, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks dated as of September 30, 2002, (the "Starnet Stock Purchase Agreement"), Thomas Banks agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet from the Starnet Sellers for one dollar ($1) and the Company agreed to cancel approximately $1.3 million of principal and interest owed by Starnet to the Company. As of the date of the Starnet Stock Purchase Agreement, Starnet had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to the Company, resulting in remaining liabilities of approximately $444,000. The Company believes that it may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by the Company. As a result of the disposal of Starnet, the net reduction in the liabilities of the Company approximated $268,000 and the gain on disposal approximated $312,000.

Shopclue

         Pursuant to the terms of a stock purchase agreement among the Company, Shopclue, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue from the Shopclue Sellers for one dollar ($1) and the Company agreed to cancel approximately $8,000 of principal and interest owed by Shopclue to the Company. As of the date of the Shopclue Stock Purchase Agreement, Shopclue had an excess of liabilities over assets of approximately $340,000, including the $8,000 owed to the Company, resulting in remaining liabilities of approximately $332,000. The Company believes that it may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue, the net reduction in the liabilities of the Company and the corresponding gain on disposal approximated $163,000.

Bizchase

         Pursuant to the terms of a stock purchase agreement among the Company, Bizchase, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Bizchase from the Bizchase Sellers for one dollar ($1) and the Company agreed to cancel approximately $2 million of principal and interest owed by Bizchase to the Company. As of the date of the Bizchase Stock Purchase Agreement, Bizchase had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to the Company, resulting in remaining liabilities of approximately $296,000. The Company believes that it may be required pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, the net reduction in the liabilities of the Company and the corresponding gain on disposal approximated $160,000.

Sequential and S-Tech

         Pursuant to the terms of a stock purchase agreement among the Company, Sequential, S-Tech, Defense Manufacturing and Systems, Inc. ("Defense Manufacturing") and Trinity Group Acquisition Corp. ("Trinity Acquisition") dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Acquisition agreed to purchase 100% of the issued and outstanding capital of Sequential, S-Tech and Defense Manufacturing from the Company for one dollar ($1) and the Company agreed to cancel approximately $2.3 million of principal and interest owed by Sequential and S-Tech to the Company. Defense Manufacturing is wholly owned by the Company but has had no operating activities since its organization. Trinity Acquisition is wholly owned by Lewis
S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential and S-Tech had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities include $1.1 million of delinquent payroll taxes and the Company has agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reseved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Acquisition are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, the Company believes that because the transaction will reduce the Company's liabilities by approximately $1.8 million that such transaction is in its best interests. As a result of the disposal of Sequential, S-Tech and Defense Manufacturing, the net reduction in the liabilities of the Company approximated $1.8 million and the gain on disposal which approximated $458,000 was recorded as an addition to paid-in capital because the transaction was consumated with the controlling stockholder of the Company.

         The information regarding the Company's discontinued operations is summarized as follows:

                                      Gain on Disposal of Segments for the year
                                                        ended December 31, 2002
----------------------------------- --------------------------------------------
Bizchase                                                           $    160,000
Shopclue                                                                163,000
Granite Technologies                                                    815,000
Starnet                                                                 312,000
Less consulting fee                                                     (81,000)
----------------------------------- --------------------------------------------
                                                                  $   1,369,000
----------------------------------- --------------------------------------------

                                               Income (Loss) from Operations of
                                                          Discontinued Segments
                                                    The Year Ended December 31,
                                                    2002                   2001
---------------------------------- --------------------- ----------------------
Bizchase                                    $   (46,000)          $   (822,000)
Shopclue                                        (26,000)                (6,000)
Granite Technologies                           (223,000)            (2,734,000)
Starnet                                        (346,000)              (732,000)
S-Tech                                          (15,000)              (266,000)
Sequential                                     (200,000)            (1,183,000)
Less intercompany transactions                   400,000                707,000
---------------------------------- --------------------- ----------------------
                                            $  (456,000)         $  (5,036,000)
---------------------------------- --------------------- ----------------------

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

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

         The Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

13. Subsequent Events

         On January 2, 2003, a warrant to purchase 5,000,000 shares of Common Stock for $0.04 per share was issued to a consultant resulting in stock compensation expense of $99,000. None of such warrants have been exercised as of May 8, 2003.

         On January 17, 2003, options to purchase 17,604,168 shares of Common Stock for $0.02 per share were granted and exercised resulting in stock compensation expense of $366,000.

         On March 17, 2003 stock grants for 85,000,002 shares of Common Stock were issued to consultants resulting in stock compensation expense of $425,000 and a stock grant for 14,999,998 shares of Common Stock was issued to Grazyna Wnuk resulting in stock compensation expense of $75,000.

         On March 17, 2003, Grazyna B. Wnuk accepted 9,006,976 shares of Common Stock in exchange for expenses she paid on behalf of the Company amounting to $34,000, the approximate value of the shares issued.

         On March 26, 2003, the Company entered into a distribution and marketing agreement with Lockheed Martin. The agreement gives Lockheed Martin worldwide rights to market the Georal Security Products and a right to purchase the products that they sell at an agreed upon discount from the sales price.

         During April 2003, an aggregate of 2,000 shares of Series B Preferred Stock was converted by Trinity into 50,000,000 million shares of Common Stock.