Form 10QSB
period 2003-03-31
FINX GROUP INC
filed 2003-05-20
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2003

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

                                 (561) 447-6612
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 14, 2003, there are 330,526,473 shares of the par value $.01 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.
Yes [ ]  No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders of The Finx Group, Inc.
Boca Raton, Florida



         We have reviewed the accompanying consolidated balance sheet of The Finx Group, Inc. and its subsidiaries as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         Note 1 of the Company's audited consolidated financial statements as of December 31, 2002, and for each of the two years in the period ended December 31, 2002 discloses that the Company has; (1) a history of net losses for the two years ended December 31, 2002, (2) as of December 31, 2002 the Company has a working capital deficiency of $4.4 million and a capital deficiency of $3.8 million and (3) the Company has relied on continuing financial support from its controlling stockholder. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim consolidated financial statements as of March 31, 2003, and for the three months then ended, the Company continues to have these certain conditions. Management's plans in regard to these matters are also described in Note 1. The accompanying interim consolidated financial statements do not include any adjustments which might result from the outcome of these uncertainties.

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 16, 2003

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                       2003             2002
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $      10,000    $           -
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                             627,000          641,000
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                     965,000                -
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      1,592,000          641,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                               (1,582,000)        (641,000)
Other income                                                                      1,000                -
Interest expense, related parties                                               (26,000)         (44,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                              (1,607,000)        (685,000)
Discontinued Operations: (See Note 8)
Loss from operations of discontinued segments                                         -         (200,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $  (1,607,000)   $    (885,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:

  Loss from continuing operations                                         $  (1,607,000)   $    (685,000)
  Less dividends on preferred shares                                            (34,000)         (40,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                               (1,641,000)        (725,000)
  Loss from operations of discontinued segments                                       -         (200,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $  (1,641,000)   $    (925,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         168,389,867       42,298,767
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:

  Loss from continuing operations                                                ($0.01)          ($0.02)
  Loss from operations of discontinued segments                                       -            (0.00)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                       ($0.01)          ($0.02)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of March 31, 2003
-----------------------------------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
-----------------------------------------------------------------------------------------------------------
Cash                                                                                      $       1,000
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                                          1,000
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 4)                                               2,811,000
  Patents, net                                                                                    9,000
-----------------------------------------------------------------------------------------------------------
    Total other assets                                                                        2,820,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,821,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,236,000
  Accrued payroll and payroll taxes, executive officers                                       2,227,000
  Notes payable executive officers, including interest                                        1,577,000
  Notes payable, related parties, including accrued interest                                    333,000
  Other current liabilities                                                                     422,000
  Current liabilities of discontinued segments (see Note 8)                                   1,187,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 6,982,000
-----------------------------------------------------------------------------------------------------------

   Commitments and contingencies (see Note 9)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
   Series A preferred shares issued and outstanding; 17,100 Series B
   preferred shares issued and outstanding as of March 31, 2003                               1,710,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
   171,519,497 shares issued and outstanding as of March 31, 2003                             1,715,000
  Additional paid-in capital, common stock                                                   30,327,000
  Accumulated deficit                                                                       (37,138,000)
-----------------------------------------------------------------------------------------------------------
                                                                                             (3,386,000)
  Subscriptions receivable                                                                     (775,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (4,161,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,821,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                        2003            2002
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (1,607,000)   $   (685,000)
Adjustments to reconcile loss from continuing operations to
 net cash - continuing operations:
    Depreciation and amortization                                                 61,000          28,000
    Non cash expense from stock grants and the issuance of
      stock options and purchase warrants                                        965,000               -
    Changes in assets and liabilities:
      Other assets                                                                     -               -
      Accounts payable                                                          (103,000)        (42,000)
      Accrued payroll                                                            193,000         163,000
      Accrued interest expense, related parties                                   26,000         152,000
      Other current liabilities                                                   12,000          72,000
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (453,000)       (312,000)
-----------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                      -        (200,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Depreciation and amortization                                                      -          12,000
    Impairment charge                                                                  -          36,000
    Bad debt expense                                                                   -           5,000
    Net change in other assets and liabilities                                         -          (9,000)
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                       -        (156,000)
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (453,000)       (468,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                             -         (26,000)
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                      -         (26,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       178,000          58,000
Repayments on related party loans                                                (76,000)       (107,000)
Proceeds from exercise of stock options                                          352,000         543,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                454,000         494,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                 1,000               -
Cash - Beginning of period                                                             -               -
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $      1,000    $          -
-----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
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

During the Three Months Ended March 31, 2003

         On January 2, 2003, a warrant to purchase 5,000,000 shares of Common Stock for $0.04 per share was issued to a consultant resulting in stock compensation expense of $99,000.

         On January 17, 2003, options to purchase 17,604,168 shares of Common Stock for $0.02 per share were granted and exercised resulting in stock compensation expense of $366,000.

         On March 17, 2003 stock grants for 85,000,002 shares of Common Stock were issued to consultants resulting in stock compensation expense of $425,000 and a stock grant for 14,999,998 shares of Common Stock was issued to Grazyna B. Wnuk, an officer and director of The Finx Group, Inc., resulting in stock compensation expense of $75,000.


During the Three Months Ended March 31, 2002

         On February 21, 2002, the Company issued 40,000 shares of its series D preferred stock, convertible into 4,000,000 shares of its common stock in consideration for an expansions of its exclusive licensing agreement with GIL Security Systems, Inc. The convertible preferred stock was valued at $680,000, the amount by which the Exclusive License Agreement increased during the three months ended March 31, 2002.

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
                   Three Months Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. and its subsidiaries consisting of Secured Portal Systems, Inc., FMX Corp. and Granite Acquisition Corp., (collectively "The Finx Group" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB as amended for the year ended December 31, 2002. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of March 31, 2003 has a working capital deficiency of $7 million and a capital deficiency of $4.2 million. During 2003 and 2002 the Company has relied on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity") and other related parties and during 2003 and 2002 has compensated its employees and key consultants with stock options and stock grants of which some were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2002 Form 10-KSB as amended.

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

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31 31, 2003, management expects those assets related to its continuing operations to be fully recoverable.

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company expects that the adoption of SFAS 149 will not have a significant impact on its financial statements.

3.       Recent Business Developments

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

         The Company may also generate revenue from its sale of software programs for device management and smart card applications ("Secured Card Solutions"). The Company has provided Virginia Commonwealth University with two of its Secured Card Solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". The Secured Recreational Sports Solution, which currently serves Virginia Commonwealth University ("VCU") from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. The Company has also entered into a services and support agreement with Florida International University

("FIU") for the installation, support and use of the Secured Recreational Sports Solution. During 2003 and 2002, all of the Company's revenues were generated from sales of its Secured Card Solutions.

4.       Exclusive License Agreement

         On September 13, 1999, the Company obtained the Georal License which gives the Company distribution rights for the sale of Georal Security Products to certain categories of customers. The Georal Security Products covered by the Georal License includes all of GIL's products that existed on September 13, 1999 and all products developed during the term of the Georal License including all models of the GIL-2001 security door. The categories of customers covered by the Georal License includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, NCR Corp. and Sun Microsystems, Inc. The Georal License commenced on September 1, 1999 and, as amended, expires on August 31, 2014.

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

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal License was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby the Company received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the Georal License as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D 2% Convertible Preferred Stock (the "Series D Preferred Stock") that is convertible into 4,000,000 million shares of the Company's Common Stock. On May 16, 2002, the Georal License for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company exclusive world wide sales and marketing rights, for the term of the agreement extending to all casinos, malls, stadiums, office buildings and high rises. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its Series C 2% Convertible Preferred Stock (the "Series C Preferred Stock") which are convertible into 6,000,000 shares of the Company's Common Stock. On September 9, 2002, the Georal License was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. As consideration for the amendment entered into on September 9, 2002, the Company issued to Alan Risi 100,000 shares of its Series C Preferred Stock which are convertible into 10,000,000 shares of the Company's Common Stock. On October 16, 2002, the Company issued to Alan Risi 250,000 shares of its Series C Preferred Stock for an amendment to the Georal License which provided the Company with the following: (i) the right to receive forty percent of all maintenance revenues generated from service contracts obtained from the Company's protected customer base; (ii) the right to share with Georal, any leasing revenues generated from leasing contracts related to the GIL-2001 security door; (iii) the right to renegotiate the discount received by the Company from its licensor at such time as the gross sales generated under the licensing agreement reaches $5 million; and (iv) extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million, the amount included in other assets as "Exclusive License Agreement". During 2002, all of the Series C and Series D Preferred Stock issued pursuant to the Georal License was converted into shares of Common Stock. Beginning 2002, the Georal License is being amortized on the straight-line method over the remaining life of the exclusive license and during the three months ended March 31, 2003 and 2002, such amortization expense was $61,000 and $28,000, respectively.

5.       Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to Trinity, which is wholly owned by him until January 1, 2004 and payment of accrued dividends on preferred stock held by Trinity until January 1, 2004. Such amounts were presented as long-term liabilities as of December 31, 2002. As of March 31, 2003, the remaining deferral period is less than twelve months and such amounts are presented as current liabilities.

6.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 49,861,500 potential common shares from unexercised stock options and warrants, 100,000,000 potential common shares from stock grant rights and 427,513,510 potential common shares from unconverted preferred shares. Such warrants, options, stock grants and shares of convertible preferred stock may dilute earnings per share in the future (see Note 10.).

7.       Stock-based Compensation

         The Company has elected to use the intrinsic value method of accounting for stock options issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. For the three month periods ended March 31, 2003 and 2002, there were no differences in the amount of stock-based compensation expense as calculated under the intrinsic method or the fair value method and as such, no pro forma information is presented.

8.       Discontinued Operations

         On October 18, 2002, the Company consummated a plan to dispose of certain of its subsidiaries. In September 2002, the Board of Directors of the Company approved a plan whereby it was determined to be in the best interests of the Company to focus all of its resources on the Security Systems business segment, whereby all business segments other than the Security Systems business segment would be disposed. The decision to dispose of all businesses unrelated to the Security Systems segment was based on management's evaluation of its capability to support multiple and diverse business segments. Management's evaluation was confirmed in a business assessment report received from vFinance Investments, Inc. ("vFinance"), who is performing management and investment banking services for the Company. The business assessment report received from vFinance, among other things, recommended that the Company streamline its operating activities to focus on its Security Systems business segment. The Company's management investigated various possible venues to undertake the disposal of the non Security System segments which include Sequential Electronic Systems, Inc. ("Sequential"), S-Tech, Inc. ("S-Tech"), Granite Technologies, Inc. ("Granite Technologies"), Shopclue.com, Inc. ("Shopclue"), Bizchase, Inc. ("Bizchase") and Starnet365.com, Inc. ("Starnet").

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

Granite Technologies

         Granite Technologies Acquisition Corp. ("Granite Acquisition") is wholly owned by The Company and Granite Technologies is wholly owned by Granite Acquisition. Pursuant to the terms of a stock purchase agreement among Granite Acquisition, Granite Technologies and Thomas Banks dated as of September 30, 2002, (the "Granite Stock Purchase Agreement"), Thomas Banks agreed to purchase all of the issued and outstanding capital stock of Granite Technologies from Granite Acquisition for one dollar ($1) and the Company agreed to cancel approximately $600,000 of principal and interest owed by Granite Technologies to the Company. In addition, pursuant to the Granite Stock Purchase Agreement, Granite Acquisition retained the rights to all Intellectual Property of Granite Technologies, Inc. including (i) patents, pending patent applications and patent applications in process but not yet filed, owned by or assignable to Granite Technologies (the "Patents"); registered trademarks and service marks and pending applications therefor and trade names owned by Granite Technologies; and copyright registrations and pending applications therefor owned by Granite Technologies and used by Granite Technologies in the conduct of its business (the "Marks"); (ii) written licenses and other agreements relating to the Patents, Marks and Copyrights, and (iii) manufacturing, process, and other technology transfer and license agreements which are material to the conduct of such business and retained all rights and benefits inured from any and all contracts between Granite Technologies and Virginia Commonwealth University. As of the date of the Granite Stock Purchase Agreement, Granite Technologies had an excess of liabilities over assets of approximately $1.45 million, including $435,000 owed to the Company. The Company believes that it may be required to pay approximately $200,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Granite Technologies, the net reduction in the liabilities of the Company and the corresponding gain on disposal approximated $815,000. Such gain was recognized in the third quarter of 2002.

Starnet

         Pursuant to the terms of a stock purchase agreement among the Company, Starnet, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Starnet Sellers") and Thomas Banks dated as of September 30, 2002, (the "Starnet Stock Purchase Agreement"), Thomas Banks agreed to purchase 98.05% of the issued and outstanding capital stock of Starnet from the Starnet Sellers for one dollar ($1) and the Company agreed to cancel approximately $1.3 million of principal and interest owed by Starnet to the Company. As of the date of the Starnet Stock Purchase Agreement, Starnet had an excess of liabilities over assets of approximately $1.7 million, including the $1.3 million owed to the Company, resulting in remaining liabilities of approximately $444,000. The Company believes that it may be required to pay approximately $132,000 of such remaining liabilities based on the existence of corporate guarantees previously made on such amounts by the Company. As a result of the disposal of Starnet, the net reduction in the liabilities of the Company approximated $268,000 and a gain on disposal approximating $312,000 was recorded in the third quarter of 2002.

Shopclue

         Pursuant to the terms of a stock purchase agreement among the Company, Shopclue, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Shopclue Sellers") and Thomas Banks dated as of September 30, 2002, (the "Shopclue Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Shopclue from the Shopclue Sellers for one dollar ($1) and the Company agreed to cancel approximately $8,000 of principal and interest owed by Shopclue to the Company. As of the date of the Shopclue Stock Purchase Agreement, Shopclue had an excess of liabilities over assets of approximately $340,000, including the $8,000 owed to the Company, resulting in remaining liabilities of approximately $332,000. The Company believes that it may be required to pay approximately $169,000 of such remaining liabilities which represent delinquent payroll taxes. As a result of the disposal of Shopclue, the net reduction in the liabilities of the Company and the corresponding gain on disposal approximated $163,000. Such gain was recognized in the third quarter of 2002.

Bizchase

         Pursuant to the terms of a stock purchase agreement among the Company, Bizchase, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, Grazyna B. Wnuk, the Company's Vice-President and Secretary, members of Lewis S. Schiller's immediate family (collectively, the "Bizchase Sellers") and Thomas Banks dated as of September 30, 2002, (the "Bizchase Stock Purchase Agreement"), Thomas Banks agreed to purchase 100% of the issued and outstanding capital stock of Bizchase from the Bizchase Sellers for one dollar ($1) and the Company agreed to cancel approximately $2 million of principal and interest owed by Bizchase to the Company. As of the date of the Bizchase Stock Purchase Agreement, Bizchase had an excess of liabilities over assets of approximately $2.3 million, including the $2 million owed to the Company, resulting in remaining liabilities of approximately $296,000. The Company believes that it may be required to pay approximately $136,000 of such remaining liabilities of which $99,000 relates to delinquent payroll taxes and $37,000 relates to corporate guarantees. As a result of the disposal of Bizchase, the net reduction in the liabilities of the Company and the corresponding gain on disposal approximated $160,000. Such gain was recognized in the third quarter of 2002.

Sequential and S-Tech

         Pursuant to the terms of a stock purchase agreement among the Company, Sequential, S-Tech, Defense Manufacturing and Systems, Inc. ("Defense Manufacturing") and Trinity Group Acquisition Corp. ("Trinity Acquisition") dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Acquisition agreed to purchase 100% of the issued and outstanding capital stock of Sequential, S-Tech and Defense Manufacturing from the Company for one dollar ($1) and the Company agreed to cancel approximately $2.3 million of principal and interest owed by Sequential and S-Tech to the Company. Defense Manufacturing is wholly owned by the Company but has had no operating activities since its organization. Trinity Acquisition is wholly owned by Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential and S-Tech had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities include $1.1 million of delinquent payroll taxes and the Company has agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reserved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Acquisition are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, the Company believes that because the transaction will reduce the Company's liabilities by approximately $1.8 million that such transaction is in its best interests. As a result of the disposal of Sequential, S-Tech and Defense Manufacturing, the net reduction in the liabilities of the Company approximated $1.8 million and the gain on disposal which approximated $458,000 was recorded, in the third quarter of 2002, as an addition to paid-in capital because the transaction was consummated with the controlling stockholder of the Company.

         The loss from operations of discontinued operations for the three months ended March 31, 2002 are summarized as follows:

        Bizchase                                                $    (28,000)
        Shopclue                                                     (16,000)
        Granite                                                      (50,000)
        Starnet                                                     (122,000)
        S-Tech                                                       (42,000)
        Sequential                                                  (120,000)
        Less intercompany transactions                               178,000
        ------------------------------------------------------------------------
        Loss from operations of discontinued segments           $   (200,000)
        ------------------------------------------------------------------------

9.       Commitments and Contingencies

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

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential and S-Tech, the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech at the time of their disposal and as of March 31, 2003, the Company has reserved $550,000 against such potential claims.

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

10.      Subsequent Events

         In April 2003, the Company issued 100,000,000 shares of its common stock pursuant to stock grant rights issued on March 17, 2003 of which 85,000,002 shares were issued to consultants, resulting in stock-based compensation of $425,000, and 14,999,998 shares were issued to Grazyna B. Wnuk, resulting in stock-based compensation of $75,000.

         In April 2003, the Company issued to Grazyna B. Wnuk, 9,006,976 shares of its common stock in exchange for expenses she paid on behalf of the Company amounting to $34,000, the approximate value of the shares issued. Such issuance was pursuant to the March 17, 2003 approval of the board of directors.

         In April 2003, an aggregate of 2,000 shares of the Company's Series B 8% Voting Redeemable Convertible Preferred Stock was converted by Trinity into 50,000,000 shares of Common Stock.

         In May 2003, the Board of Directors authorized the conversion by Trinity of an aggregate of 600 shares of the Company's Series B 8% Voting Redeemable Convertible Preferred Stock into 15,000,000 shares of Common Stock.

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

         THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN THE COMPANY'S DECEMBER 31, 2002 FORM 10-KSB, AS AMENDED, INCLUDE, WITHOUT LIMITATION: WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; THE MARKET FOR OUR COMMON STOCK IS LIMITED; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; OUR COMPANY IS SUBJECT TO CONTROL BY A PRINCIPAL STOCKHOLDER; A SIGNIFICANT PORTION OF THE NET PROCEEDS OF ANY POTENTIAL FINANCING MAY BE USED FOR THE PAYMENT OF RELATED PARTY AND OTHER INDEBTEDNESS AND FOR SALARIES OF EXECUTIVES AND KEY PERSONNEL; WE REQUIRE ADDITIONAL FINANCING FOR OUR BUSINESS ACTIVITIES; WE HAVE GRANTED SIGNIFICANT BENEFITS UNDER CERTAIN EXISTING AND PROPOSED EMPLOYMENT AGREEMENTS; RAPID TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; THE BUSINESS IN WHICH WE INTEND TO ENGAGE IN IS SUBJECT TO INTENSE COMPETITION; THE BOARD OF DIRECTORS MAY ISSUE ADDITIONAL PREFERRED STOCK IN THE FUTURE; A SUBSTANTIAL NUMBER OF OUR SHARES OF COMMON STOCK WILL BE AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO US AND OUR SHAREHOLDERS IS LIMITED; DEPENDENCE ON KEY SUPPLIER; RELIANCE ON MANAGEMENT, KEY PERSONNEL AND CONSULTANTS; WE COULD BE SUBJECT TO POTENTIAL UNINSURED LIABILITY, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The

Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution. During the three months ended March 31, 2003, we generated revenues of $10,000 from the contracts with Virginia Commonwealth University and Florida International University.

         Our operating expenses include executive payroll which is currently $723,000 annually and was $193,000 and $163,000 for the respective three month periods ended March 31, 2003 and 2002. None of the executive salaries have been paid, and as of March 31, 2003 Lewis S. Schiller, our Chief Executive Officer, is owed cumulative salaries of $1.5 million and Grazyna B. Wnuk, our Vice-President, is owed cumulative salaries of $628,000. Expenses associated with our sales and marketing, which currently are $1 million on an annual basis, represent consulting fees for the consultants who perform such functions and approximated $250,000 for both the three month periods ended March 31, 2003 and 2002. Professional fees for legal and accounting services currently approximate $250,000 annually. The value assigned to the Georal License of approximately $3 million was incurred in 2002 and is being amortized over of the life of the Georal License resulting in ongoing annual amortization expense of $244,000. Such amortization for the three months ended March 3,1 2003 and 2002 was $61,000 and $68,000, respectively.

         During 2003 and 2002, we have compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. In January 2003, we issued options and warrants to purchase an aggregate of 22,604,168 shares of common stock and in March 2003 we issued stock grant rights for 100,000,000 shares of common stock to employees and consultants. Such options, warrants and stock grant rights were valued at an aggregate of $965,000 which was charged to operations as a non cash expense for the three month period ended March 31, 2003.

         We incur interest expense at an annual rate of 9% on related party notes payable. For the three month periods ended March 31, 2003 and 2002, such interest was $26,000 and $44,000, respectively. The related party notes payable are the result of advances from Trinity Group-I, Inc., our controlling shareholder, advances from Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, advances from Grazyna B. Wnuk, an officer and director of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis S. Schiller. Total notes payable owed to related parties as of March 31, 2003 approximated $1.2 million on which accrued and unpaid interest approximates $708,000. All of the related party notes and interest are payable upon demand.

         As a result of our decision to focus our business exclusively on our Security Systems business we disposed of all non security system segments resulting in a gain on disposal of $1.4 million recorded in the third quarter of 2002. The loss from the operations of discontinued segments was $200,000 for the three months ended March 31, 2002.

Financial Condition - Liquidity and Capital Resources

         As of March 31, 2003 our working capital deficiency approximates $7 million, representing an increase of $2.5 million from December 31, 2002. Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to Trinity, which is wholly owned by him until January 1, 2004 and payment of accrued dividends on preferred stock held by Trinity until January 1, 2004. Such amounts were presented as long-term liabilities as of December 31, 2002. As of March 31, 2003, the remaining deferral period is less than twelve months and such amounts are presented as current liabilities. During the three months ended March 31, 2003 we used $453,000 for our continuing operations.

Since April 1999, our primary source of funding has been The Trinity Group-I, Inc. and during the three months ended March 31, 2003 net advances from related parties were $102,000. During 2003 and 2002, we have used stock options to compensate our employees and key consultants. The proceeds from the exercise of stock options was $352,000 during the three months ended March 31, 2003.

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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have a history of operating losses and as of March 31, 2003 have a working capital deficiency of $7 million and a capital deficiency of $4 million. Since April of 1999 we have relied on financial support from our controlling stockholder, The Trinity Group-I, Inc. and other related parties and since September 25, 2001 have compensated our employees and key consultants with stock and stock options some of which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. Our continuation as a going concern is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

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

                                                 The FINX GROUP, INC.

/S/                   Chief Executive Officer and Director          May 19, 2003
Lewis S. Schiller     (Principal Executive and Accounting Officer)

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of The Finx Group, Inc. on Form 10QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on his knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

         /S/ Lewis S. Schiller
           Chief Executive Officer and
           Chief Financial Officer

         May 19, 2003

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

May 19, 2003

By  /S/ Lewis S. Schiller
    Chief Executive Officer and
    Chief Accounting Officer