Form 10KSB/A
period 2002-12-31
FINX GROUP INC
filed 2003-06-27
CIK 316618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.2

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ____  No  _X_

Purpose of Amendment:
A typographical error was made in Amendment No. 1 of the 10KSB for the year ended December 31, 2002 whereby the "Other Income" line item of the Statement of Operations was erroneously deleted prior to electronic submission.

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

THE FINX GROUP, INC.

/s/ Lewis S. Schiller,
Chief Executive Officer
June 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

June 26, 2003


/s/ Grazyna B. Wnuk,
Secretary, Vice-President and Director
June 26, 2003

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
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                                   Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2002            2001
------------------------------------------------------------------------------------------------------------

Revenues                                                                   $       6,000   $           -
------------------------------------------------------------------------------------------------------------

General and administrative expenses                                            3,024,000       1,843,000
Compensation expense from issuance of stock options                            2,264,000       4,671,000
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       5,288,000       6,514,000
------------------------------------------------------------------------------------------------------------
Operating loss                                                                (5,282,000)     (6,514,000)
Other income                                                                     181,000               -
Interest expense, related parties                                               (119,000)       (274,000)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (5,220,000)     (6,788,000)
Discontinued Operations:(See Note11)
Gain on disposal of discontinued segments                                      1,369,000               -
Loss from operations of discontinued segments                                   (456,000)     (5,036,000)
------------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (4,307,000)  $ (11,824,000)
------------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                          $  (5,220,000)  $  (6,788,000)
  Less dividends on preferred shares                                            (157,000)       (160,000)
------------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (5,377,000)     (6,948,000)
  Gain on disposal of discontinued segments                                    1,369,000               -
  Loss from operations of discontinued segments                                 (456,000)     (5,036,000)
------------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $  (4,464,000)  $ (11,984,000)
------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           63,528,683      21,838,625
------------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.08)         ($0.32)
  Gain on disposal of discontinued segments                                         0.02               -
  Loss from operations of discontinued segments                                    (0.01)          (0.23)
------------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.07)         ($0.55)
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