Form 10QSB
period 2003-06-30
FINX GROUP INC
filed 2003-08-18
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2003

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

         As of August 14, 2003, there are 498,026,474 shares of the par value $.01 common stock outstanding.

   Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                                                        2003             2002
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $       2,000    $           -
-----------------------------------------------------------------------------------------------------------

Operating expenses                                                              549,000        1,054,000
Compensation expense, executive stock appreciation rights                             -        2,010,000
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                     452,000          171,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      1,001,000        3,235,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                 (999,000)      (3,235,000)
Other income                                                                          -           (9,000)
Interest expense, related parties                                               (27,000)         (34,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                              (1,026,000)      (3,278,000)
Discontinued Operations: (See Note 8)
Loss on disposal of discontinued segments                                        (9,000)               -
Income (loss) from operations of discontinued segments                           13,000         (328,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $  (1,022,000)   $  (3,606,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                         $  (1,026,000)   $  (3,278,000)
  Less dividends on preferred shares                                            (31,000)         (40,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                               (1,057,000)      (3,318,000)
  Loss on disposal of discontinued segments                                      (9,000)               -
  Income (loss) from operations of discontinued segments                         13,000         (328,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $  (1,053,000)   $  (3,646,000)
-----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                         307,261,587       48,800,288
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                ($0.00)*         ($0.07)
  Loss from disposal of discontinued operations                                   (0.00)*              -
  Income (loss) from operations of discontinued segments                           0.00 *          (0.01)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                       ($0.00)*         ($0.08)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.01

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------
                             Unaudited Consolidated Statements of Operations
Six months ended June 30,                                                           2003            2002
-----------------------------------------------------------------------------------------------------------
Revenues                                                                   $      12,000   $           -
-----------------------------------------------------------------------------------------------------------
Operating expenses                                                             1,176,000       1,695,000
Compensation expense, executive stock appreciation rights                              -       2,010,000
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                    1,418,000         171,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       2,594,000       3,876,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (2,582,000)     (3,876,000)
Other income (expense)                                                             1,000         (21,000)
Interest expense, related parties                                                (53,000)        (60,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (2,634,000)     (3,957,000)
Loss on disposal of discontinued segments                                         (9,000)              -
Income (loss) from operations of discontinued segments                            13,000        (511,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (2,630,000)  $  (4,468,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                             (2,634,000)     (3,957,000)
  Less dividends on preferred shares                                             (65,000)        (80,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (2,699,000)     (4,037,000)
  Loss on disposal of discontinued segments                                       (9,000)              -
  Income (loss) from operations of discontinued segments                          13,000        (511,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                   (2,695,000)     (4,548,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                          238,209,351      45,567,487
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.01)         ($0.09)
  Loss from disposal of discontinued operations                                    (0.00)*             -
  Loss from operations of discontinued segments                                    (0.00)*         (0.01)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.01)         ($0.10)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.01

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------
As of June 30, 2003
-----------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
Other assets:
  Exclusive license agreement, net (see Note 4)                                               2,750,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,750,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,344,000
  Accrued payroll and payroll taxes, executive officers                                       2,397,000
  Notes payable executive officers, including interest                                        1,688,000
  Notes payable, related parties, including accrued interest                                    293,000
  Other current liabilities                                                                     422,000
  Current liabilities of discontinued segments (see Note 8)                                   1,211,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 7,355,000
-----------------------------------------------------------------------------------------------------------

   Commitments and contingencies (see Note 9)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
    Series A preferred shares issued and outstanding; 15,540 Series B
    preferred shares issued and outstanding as of June 30, 2003                               1,554,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    359,526,474 shares issued and outstanding as of June 30, 2003                             3,595,000
  Additional paid-in capital, common stock                                                   29,213,000
  Accumulated deficit                                                                       (38,192,000)
-----------------------------------------------------------------------------------------------------------
                                                                                             (3,830,000)
  Subscriptions receivable                                                                     (775,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (4,605,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,750,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                           2003            2002
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (2,634,000)   $ (3,957,000)
Loss on disposal of discontinued segments                                         (9,000)              -
-----------------------------------------------------------------------------------------------------------
                                                                              (2,643,000)     (3,957,000)
Adjustments to reconcile loss from continuing operations to
  net cash - continuing operations:
    Depreciation and amortization                                                122,000          69,000
    Compensation expense, executive stock appreciation rights                          -       2,010,000
    Non cash expense from stock grants and the issuance of
      stock options and stock purchase warrants                                1,418,000         171,000
    Loss on disposal of discontinued segments                                      9,000               -
    Other operating adjustments                                                        -         102,000
    Changes in assets and liabilities:
      Other assets                                                                     -               -
      Accounts payable                                                            45,000         321,000
      Accrued payroll                                                            386,000         338,000
      Accrued interest expense, related parties                                   43,000         204,000
      Other current liabilities                                                  (18,000)         10,000
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (638,000)       (732,000)
-----------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                        13,000        (511,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Depreciation and amortization                                                      -          14,000
    Reserve for obsolete and slow moving inventory                                     -         117,000
    Impairment charge                                                                  -         191,000
    Bad debt expense                                                                   -          15,000
    Net change in other assets and liabilities                                   (18,000)          4,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                  (5,000)       (170,000)
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (643,000)       (902,000)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                             -         (43,000)
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                      -         (43,000)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       509,000          90,000
Repayments on related party loans                                               (218,000)        (19,000)
Proceeds from exercise of stock options                                          352,000         873,000
Proceeds from exercise of stock purchase warrants                                      -           1,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                643,000         945,000
-----------------------------------------------------------------------------------------------------------
Net change in cash                                                                     -               -
Cash - Beginning of period                                                             -               -
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $          -
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

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
--------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                         $         -     $          -
Income Taxes                                     $         -     $          -
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the Six Months Ended June 30, 2003

         On January 2, 2003, a warrant to purchase 5,000,000 shares of Common Stock for $0.04 per share was issued to a consultant resulting in stock compensation expense of $99,000.

         On January 17, 2003, options to purchase 17,604,168 shares of Common Stock for $0.02 per share were granted and exercised resulting in stock compensation expense of $366,000.

         On February 28, 2003, the Company issued to a consultant a warrant to purchase 2,200,000 shares of common stock for $.04 per share and a warrant to purchase 2,800,000 shares of common stock for $.01 per share resulting in stock-based compensation of $46,000.

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

         On June 1, 2003, the Company issued to a consultant, a warrant to purchase 100,000,000 shares of common stock for $.01 per share resulting in stock-based compensation of $271,000.

         On June 2, 2003, the Company issued to an investor for $5,000, a warrant to purchase 50,000,000 shares of common stock for $.01 per share resulting in stock-based compensation of $135,000.

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

During the Six Months Ended June 30, 2002

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

         On April 8, 2002, the Company entered into a settlement agreement with a creditor in order to settle a $17,000 obligation. On April 8, 2002 the Company placed 500,000 shares of its common stock into escrow and on May 17, 2002, in final settlement, 353,844 shares of common stock held in escrow were remitted to the creditor and 146,156 shares of common stock were returned to the Company. The value of the shares remitted to the creditor approximated $17,000

         In April 2002, the Company issued options and warrants to purchase an aggregate of 5,300,000 shares of common stock to its key consultants. Such options and warrant, using the Black-Scholes option valuation formula, were valued at $157,000, which was charged to operations as a non cash expense.

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

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
               Three and Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. and its subsidiaries consisting of Secured Portal Systems, Inc., and Granite Acquisition Corp., (collectively "The Finx Group" or, the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Annual Report on Form 10-KSB as amended for the year ended December 31, 2002. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses and as of June 30, 2003 has a working capital deficiency of $7.4 million and a capital deficiency of $4.6 million. During 2003 and 2002 the Company has relied on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), the Company's controlling stockholder, and other related parties and during 2003 and 2002 has compensated its employees and key consultants with stock options and stock grants of which some were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2002 Form 10-KSB as amended.

         In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates include the carrying value of the Company's exclusive license and its amortization.

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2003, management expects those assets related to its continuing operations to be fully recoverable.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that the adoption of SFAS 150 will not have a significant impact on its financial statements.

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

         On December 13, 2002 the Company entered into a memorandum of understanding incorporating a reseller agreement with TRW, Inc., which has been acquired by Northrop Grumman Corp. and is now operating as Northrop Grumman Mission Systems. The agreement gives Northrop Grumman Mission Systems the right to market Georal Security Products to the Federal Government and other significant commercial opportunities. On March 26, 2003, the Company entered into a distribution and marketing agreement with Lockheed Martin. The agreement gives Lockheed Martin worldwide rights to market the Georal Security Products. In April 2003, the Company entered into reciprocal marketing agreements with Advanced Biometric Security, Inc. ("ABS") which provide both the Company and ABS with non-exclusive marketing rights for each others security product lines. ABS provides enterprise software and services related to identity management and the security of physical and logical assets. In July 2003, the Company entered into a representation agreement with Thacher Associates, LLC, a New York based consulting company which provides consulting services to corporate security companies, and who will market the Company's security products. Many of the customers to whom the Company will seek to market the Georal Security Systems will be domestic and foreign government purchasers as well as commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. In October 2002, Georal received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal covers the secured portal which is the subject of the Georal License.

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

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal License was amended whereby the categories of customers was expanded to include all financial institutions around the world and whereby the Company received a right of first refusal to be the exclusive distributor for sales to any governmental body in the world which is not currently included in the Georal License as a protected customer. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of a newly created Series D 2% Convertible Preferred Stock (the "Series D Preferred Stock") that is convertible into 4,000,000 million shares of the Company's Common Stock. On May 16, 2002, the Georal License for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company exclusive world wide sales and marketing rights, for the term of the agreement extending to all casinos, malls, stadiums, office buildings and high rises. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its Series C 2% Convertible Preferred Stock (the "Series C Preferred Stock") which are convertible into 6,000,000 shares of the Company's Common Stock. On September 9, 2002, the Georal License was expanded to include World Wide rights to all Airports, Airport Authorities, Schools and Education Centers. As consideration for the amendment entered into on September 9, 2002, the Company issued to Alan Risi 100,000 shares of its Series C Preferred Stock which are convertible into 10,000,000 shares of the Company's Common Stock. On October 16, 2002, the Company issued to Alan Risi 250,000 shares of its Series C Preferred Stock for an amendment to the Georal License which provided the Company with the following: (i) the right to receive forty percent of all maintenance revenues generated from service contracts obtained from the Company's protected customer base; (ii) the right to share with Georal, any leasing revenues generated from leasing contracts related to the GIL-2001 security door; (iii) the right to renegotiate the discount received by the Company from its licensor at such time as the gross sales generated under the licensing agreement reaches $5 million; and (iv) extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million, the amount included in other assets as "Exclusive License Agreement". During 2002, all of the Series C and Series D Preferred Stock issued pursuant to the Georal License was converted into shares of Common Stock. Beginning 2002, the Georal License is being amortized on the straight-line method over the remaining life of the exclusive license and during the three months ended June 30, 2003 and 2002, such amortization expense was $61,000 and $41,000, respectively, and for the six months ended June 30, 2003 and 2002 was $122,000 and $69,000, respectively.

5.       Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to Trinity, which is wholly owned by him until January 1, 2004 and payment of accrued dividends on preferred stock held by Trinity until January 1, 2004. Such amounts were presented as long-term liabilities as of December 31, 2002. As of June 30, 2003, the remaining deferral period is less than twelve months and such amounts are presented as current liabilities.

6.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 204,861,500 potential common shares from unexercised stock options and warrants and 740,000,000 potential common shares from unconverted preferred shares. Subsequent to June 30, 2003, the Company granted and issued an additional 138,500,000 shares of common stock. Such warrants, options, stock grants and shares of convertible preferred stock may dilute earnings per share in the future (see Notes 7, 10, and 12.).

7.       Stock-based Compensation

         On January 2, 2003, the Company issued to a consultant, a warrant to purchase 5,000,000 shares of common stock for $.04 per share resulting in stock-based compensation of $100,000. The fair value of the Company's common stock at the date of issuance of the warrant was $.021 per share.

         On January 17, 2003, the Company issued to consultants, stock options to purchase 17,604,168 shares of common stock for $.02 per share resulting in stock-based compensation of $366,000. All of such options were exercised on January 17, 2003. The fair value of the Company's common stock at the date of issuance of the options was $.024 per share.

         On February 28, 2003, the Company issued to a consultant a warrant to purchase 2,200,000 shares of common stock for $.04 per share and warrant to purchase 2,800,000 shares of common stock for $.01 per share. The fair value of the Company's common stock at the date of issuance of the warrants was $.01 per share and the stock-based compensation resulting from the issuance of such warrants was $46,000.

         In April 2003, the Company issued 100,000,000 shares of its common stock pursuant to stock grant rights issued on March 17, 2003 of which 85,000,002 shares were issued to consultants, resulting in stock-based compensation of $425,000, and 14,999,998 shares were issued to Grazyna B. Wnuk, resulting in stock-based compensation of $75,000.

         On June 1, 2003, the Company issued to a consultant, a warrant to purchase 100,000,000 shares of common stock for $.01 per share resulting in stock-based compensation of $271,000. The fair value of the Company's common stock at the date of issuance of the warrant was $.006 per share.

         On June 2, 2003, the Company issued to an investor for $5,000, a warrant to purchase 50,000,000 shares of common stock for $.01 per share resulting in stock-based compensation of $135,000. The fair value of the Company's common stock at the date of issuance of the warrant was $.006 per share.

         The Company has elected to use the intrinsic value method of accounting for stock options issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. The Company's pro forma information for the three and six month periods ended June 30, 2003 and 2002 is as follows:

Three Months Ended June 30,                                                        2003             2002
-----------------------------------------------------------------------------------------------------------
Net loss as reported                                                      $  (1,022,000)   $  (3,606,000)
-----------------------------------------------------------------------------------------------------------
Deduct:  Amount by which stock- based employee compensation
  as determined under fair value based method for all
  awards exceeds the compensation as determined under the
  intrinsic value method                                                              -       (1,099,000)
-----------------------------------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123                                      $  (1,022,000)   $  (4,705,000)
-----------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:
As reported                                                                       (0.00)*          (0.08)
Pro forma under SFAS No. 123                                                      (0.00)*          (0.10)
-----------------------------------------------------------------------------------------------------------
* - less than $.01


Six Months Ended June 30,                                                          2003             2002
-----------------------------------------------------------------------------------------------------------

Net loss as reported                                                      $  (2,630,000)   $  (4,468,000)
-----------------------------------------------------------------------------------------------------------
Deduct:  Amount by which stock- based employee compensation
  as determined under fair value based method for all
  awards exceeds the compensation as determined under the
  intrinsic value method                                                              -       (1,099,000)
-----------------------------------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123                                      $  (2,630,000)   $  (5,567,000)
-----------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:
As reported                                                                       (0.01)           (0.10)
Pro forma under SFAS No. 123                                                      (0.01)           (0.12)
-----------------------------------------------------------------------------------------------------------

8.       Discontinued Operations

         On October 18, 2002, the Company consummated a plan to dispose of certain of its subsidiaries. In September 2002, the Board of Directors of the Company approved a plan whereby it was determined to be in the best interests of the Company to focus all of its resources on the Security Systems business segment, whereby all business segments other than the Security Systems business segment would be disposed. The decision to dispose of all businesses unrelated to the Security Systems segment was based on management's evaluation of its capability to support multiple and diverse business segments. Management's evaluation was confirmed in a business assessment report received from vFinance Investments, Inc. ("vFinance"), who is performing management and investment banking services for the Company. The business assessment report received from vFinance, among other things, recommended that the Company streamline its operating activities to focus on its Security Systems business segment. The Company's management investigated various possible venues to undertake the disposal of the non Security System segments which include Sequential Electronic Systems, Inc. ("Sequential"), S-Tech, Inc. ("S

-Tech"), Granite Technologies, Inc. ("Granite Technologies"), Shopclue.com, Inc. ("Shopclue"), Bizchase, Inc. ("Bizchase") and Starnet365.com, Inc. ("Starnet").

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

FMX Corp.

         On June 30, 2003 the Company ceded its 49.9% ownership in FMX Corp. ("FMX") upon return of all of its shares of FMX's common and preferred stock to Michael Schiller, who owned the remaining 51.1% of FMX and is the brother of Lewis S. Schiller. Since its inception, FMX has had no operating activities and all but $25,000 of its liabilities were intercompany notes payable. As a result of the disposal of FMX, the Company recorded a loss on disposal of $9,000.

         The loss from operations of discontinued operations for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 are summarized as follows:

Three Months Ended June 30,                             2003             2002
--------------------------------------------------------------------------------

Bizchase                                       $           -    $      (3,000)
Shopclue                                                   -           (5,000)
Granite                                                    -          (48,000)
Starnet                                                    -         (241,000)
S-Tech                                                     -           23,000
Sequential                                                 -         (245,000)
FMX                                                  (43,000)         (57,000)
Less intercompany transactions                        56,000          248,000
--------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123           $      13,000    $    (328,000)
--------------------------------------------------------------------------------

Six Months Ended June 30,                               2003             2002
--------------------------------------------------------------------------------

Bizchase                                       $           -    $     (30,000)
Shopclue                                                   -          (22,000)
Granite                                                    -          (98,000)
Starnet                                                    -         (382,000)
S-Tech                                                     -            5,000
Sequential                                                 -         (365,000)
FMX                                                  (99,000)        (113,000)
Less intercompany transactions                       112,000          494,000
--------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123           $      13,000    $    (511,000)
--------------------------------------------------------------------------------

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

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential and S-Tech, the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech at the time of their disposal and as of June 30, 2003, the Company has reserved $550,000 against such potential claims. In addition, pursuant to separate indemnification agreements, the Company has agreed to indemnify Grazyna B. Wnuk and the former president of S-Tech for any claims made against them regarding the delinquent payroll taxes.

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

10.      Series B 8% Voting Redeemable Convertible Preferred Stock

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received gross loan proceeds of $335,000. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 7,200 shares of the Company's Series B 8% Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") owned by Trinity. Each share of Series B preferred stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B preferred stock has been outstanding. As of June 30, 2003, Trinity was in default on $125,000 of such loans and on such date, 1,600 shares of pledged Series B Preferred stock held by the lender was converted into 40,000,000 shares of the Company's preferred stock. As of August 14, 2003, all but $12,500 of the remaining loans are in default and it is anticipated that the lenders will convert an aggregate of 4,000 shares of pledged Series B Preferred stock into an aggregate of 190,474,000 shares of the Company's common stock.

         On June 30, 2003, Trinity and the Company agreed to exchange $125,000 of amounts owed by the Company to Trinity as a result of the above loans into 1,600 shares of Series B. Preferred stock. The Company anticipates that to the extent that Trinity's pledged shares of Series B Preferred stock are converted, Trinity will exchange debt for additional shares of Series B Preferred stock.

         In addition, during the three months ended June 30, 2003, Trinity converted an aggregate of 1,560 shares of Series B Preferred Stock into an aggregate of 39,000,000 shares of common stock.

11.      Grazyna B. Wnuk Debt Exchange

         In April 2003, the Company issued to Grazyna B. Wnuk, its Vice-President and Secretary and Board Member, 9,006,976 shares of its common stock in exchange for expenses she paid on behalf of the Company amounting to $34,000, the approximate value of the shares issued. Such issuance was pursuant to the March 17, 2003 approval of the board of directors.

12.      Subsequent Events

         On July 25, 2003, the Company issued 138,500,000 shares of its common stock pursuant to stock grant rights of which 116,500,000 shares were issued to consultants, resulting in stock-based compensation of $594,000, 12,000,000 shares were issued to Grazyna B. Wnuk, resulting in stock-based compensation of $61,000 and 10,000,000 shares were issued to Lewis S. Schiller, resulting in stock-based compensation of $51,000.

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

Discontinuation of the Bulletin Board Exchange

         On June 26, 2003, the Nasdaq Stock Market, Inc. ("NSM") announced that it was discontinuing its efforts to launch the Bulletin Board Exchange ("BBX"). The BBX was to have replaced the OTC Bulletin Board ("OTCBB"), on which the Company's common stock currently trades.

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

Results of Operations

         In September 2002 we made a decision to focus our business exclusively on our Security Systems business and on October 18, 2002 we disposed of all non security system segments. Currently, our primary source of future revenues, if any, will be generated under our Georal License for the sale of Georal Security Products, including the GIL-2001 security door. Potential revenues may be generated from the marketing and distribution of the Georal Security Products to both those customers for which we have exclusive distribution rights and to others as to which we have non-exclusive rights. In December of 2002 TRW, Inc., now operating as Northrop Grumman Mission Systems, agreed to market and distribute the Georal Security Products. In March of 2003, Lockheed Martin Mission Systems also agreed to market and distribute the Georal Security Products. In April 2003, we entered into reciprocal marketing agreements with Advanced Biometric Security, Inc. ("ABS") which provide both us and ABS with non-exclusive marketing rights for each others security product lines. In July 2003, we entered into a representation agreement with Thacher Associates, LLC, who will market our security products. Many of the customers to whom we will seek to market the Georal Security Systems will be domestic and foreign government purchasers or commercial users. On December 11, 2001, the GIL-2001 security door received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad. In October 2002, Georal International, Ltd. received broad patent approval for its security entrance system from the United States Patent Trademark Office (Patent 6,472,984). The patent received by Georal International, Ltd. covers the secured portal which is the subject of the Georal License and may provide barriers to entry and possibly eliminate competition from other portal manufacturers.

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

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution. During the three and six months ended June 30, 2003, we generated revenues of $2,000 and $12,000, respectively, from the contracts with Virginia Commonwealth University and Florida International University.

         Our operating expenses include executive payroll which is currently $723,000 annually and was $193,000 and $175,000 for the respective three month periods ended June 30, 2003 and 2002 and was $386,000 and $338,000 for the respective six month periods ended June 30, 2003 and 2002. As of June 30, 2003, none of the salary owed to Lewis S. Schiller, our Chief Executive Officer, has been paid and he is owed cumulative salary of $1.68 million. As of June 30, 2003, $23,000 of salary owed to Grazyna B. Wnuk, our Vice-President, has been paid and she is owed cumulative salary of $660,000. Expenses associated with our sales and marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions and approximated $320,000 and $231,000 for the respective three month periods ended June 30, 2003 and 2002 and approximated $570,000 and $481,000 for the respective six month periods ended June 30, 2003. Professional fees for legal and accounting services currently approximate $350,000 annually. The value assigned to the Georal License of approximately $3 million was incurred in 2002 and is being amortized over of the life of the Georal License resulting in ongoing annual amortization expense of $244,000. Such amortization for the three months ended June 30, 2003 and 2002 was $61,000 and $36,000, respectively, and for the six months ended June 30, 2003 was $122,000 and $58,000, respectively.

         During 2003 and 2002, we have compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During the six months ended June 30, 2003, we issued an aggregate of 117,604,168 shares of common stock pursuant to the exercise of stock options and stock grants and issued warrants to purchase an aggregate of 160,000,000 shares of common stock. Stock-based compensation related to the issuances of the stock options, stock grants and stock purchase warrants was $452,000 and $1.4 million, respectively, for the three and six months ended June 30, 2003. Stock-based compensation was $171,000 for both the three and six months ended June 30, 2002

         We incur interest expense at an annual rate of 9% on related party notes payable. For the three month periods ended June 30, 2003 and 2002, such interest was $27,000 and $34,000, respectively, and for the six month periods ended June 30, 2003 was $53,000 and $60,000,repsectivley. The related party notes payable are the result of advances from Trinity Group-I, Inc., our controlling shareholder, advances from Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, advances from Grazyna B. Wnuk, an officer and director of the Company, a loan from E. Gerald Kay, a former director, and advances from Blake Schiller and Carol Schiller, both immediate family members of Lewis S. Schiller. Total notes payable owed to related parties as of June 30, 2003 approximated $1.3 million on which accrued and unpaid interest approximates $725,000. All of the related party notes and interest are payable upon demand.

         As a result of our decision to focus our business exclusively on our Security Systems business we disposed of all non security system segments resulting in a gain on disposal of $1.4 million recorded in the third quarter of 2002. The income (loss) from the operations of discontinued segments was $13,000 and ($328,000) for the respective three months ended June 30, 2003 and 2002 and was $13,000 and ($511,000) for the respective six month periods ended June 30, 2003 and 2002..

Financial Condition - Liquidity and Capital Resources

         As of June 30, 2003, our working capital deficiency approximates $7.4 million, representing an increase of $2.9 million from December 31, 2002. Effective September 30, 2002, Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board, agreed to defer payment of his salary until January 1, 2004, payment of accrued interest on notes payable to Trinity, which is wholly owned by him until January 1, 2004 and payment of accrued dividends on preferred stock held by Trinity until January 1, 2004. Such amounts were presented as long-term liabilities as of December 31, 2002. As of June 30, 2003, the remaining deferral period is less than twelve months and such amounts are presented as current liabilities. During the six months ended June 30, 2003 we used $638,000 for our continuing operations. Since April 1999, our primary source of funding has been The Trinity Group-I, Inc. and during the six months ended June 30, 2003 net advances from related parties were $291,000. During 2003 and 2002, we have used stock options to compensate our employees and key consultants. The proceeds from the exercise of stock options was $352,000 during the six months ended June 30, 2003.

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received gross loan proceeds of $335,000. Substantially all of such funds were advanced to us by Trinity. Pursuant to the loan agreements, Trinity pledged an aggregate of 7,200 shares of Series B Preferred Stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of common stock have traded during the period that the Series B preferred stock has been outstanding. As of June 30, 2003, Trinity was in default on $125,000 of such loans and on such date, 1,600 shares of pledged Series B Preferred stock held by the lender was converted into 40,000,000 shares of the Company's preferred stock. As of August 14, 2003, all but $12,500 of the remaining loans are in default and it is anticipated that the lenders will convert an aggregate of 4,000 shares of pledged Series B Preferred stock into an aggregate of 190,474,000 shares of the Company's common stock.

         On June 30, 2003, Trinity and the Company agreed to exchange $125,000 of amounts owed by us to Trinity as a result of the above loans into 1,600 shares of Series B. Preferred stock. We anticipate that to the extent that Trinity's pledged shares of Series B Preferred stock are converted, Trinity will exchange debt for additional shares of Series B Preferred stock.

         In April 2003, we issued to Grazyna B. Wnuk 9,006,976 shares of our common stock in exchange for expenses she paid on our behalf amounting to $34,000, the approximate value of the shares issued.

         Pursuant to the terms of the stock purchase agreement to sell Sequential Electronic Systems, Inc. and S-Tech, Inc., we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. at the time of their disposal. A reserve of $550,000 has been recorded by management based upon our best estimate of the ultimate liability. In addition, pursuant to separate indemnification agreements, the Company has agreed to indemnify Grazyna B. Wnuk and the former president of S-Tech for any claims made against them regarding the delinquent payroll taxes.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have a history of operating losses and as of June 30, 2003 have a working capital deficiency of $7.4 million and a capital deficiency of $4.6 million. Since April of 1999 we have relied on financial support from our controlling stockholder, The Trinity Group-I, Inc. and other related parties and since September 25, 2001 have compensated our employees and key consultants with stock and stock options some of which were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. Our continuation as a going concern is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1     Chief Executive Officer Certification.
31.2     Chief Financial Officer Certification
32       Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The FINX GROUP, INC.

/S/                      Chief Executive Officer and Director    August 18, 2003
   Lewis S. Schiller     (Principal Executive and
                          Accounting Officer)

Exhibit 31.1

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Lewis S. Schiller, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of The Finx Group, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this repot;
   4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
   5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 18, 2003


By   /s/Lewis S. Schiller
        Chief Executive Officer

Exhibit 31.2

                     CHIEF FINANCIAL OFFICER CERTIFICATION

I, Lewis S. Schiller, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of The Finx Group, Inc.;
   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this repot;
   4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:
         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
   5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 18, 2003

By   /s/ Lewis S. Schiller
         Chief Financial Officer

Exhibit 32



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of The Finx Group, Inc., (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge):
1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ Lewis S. Schiller
    Chief Executive Officer
    and Chief Financial Officer

August 18, 2003