Form 10QSB
period 2003-09-30
FINX GROUP INC
filed 2003-11-19
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2003

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

         As of November 18, 2003, there are 749,715,948 shares of the par value $.01 common stock outstanding.

   Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                   2003             2002
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $      20,000   $            -
-----------------------------------------------------------------------------------------------------------

Operating expenses                                                              298,000          517,000
Compensation expense adjustment from executive stock
 appreciation rights                                                                  -       (2,010,000)
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                   1,619,000                -
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      1,917,000       (1,493,000)
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      (1,897,000)       1,493,000
Interest expense, related parties                                               (27,000)         (28,000)
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                     (1,924,000)       1,465,000)
Gain on disposal of discontinued segments                                             -        1,330,000
Income from operations of discontinued segments                                       -          174,000
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $  (1,924,000)  $    2,969,000
-----------------------------------------------------------------------------------------------------------

Income (loss) allocated to common stock- basic:
  Income (loss) from continuing operations                                $  (1,924,000)  $    1,465,000
  Less dividends on preferred shares                                            (31,000)         (42,000)
-----------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations attributable to
  common stockholders                                                        (1,955,000)       1,423,000
  Gain on disposal of discontinued segments                                           -        1,330,000
  Income from operations of discontinued segments                                     -          174,000
-----------------------------------------------------------------------------------------------------------
  Net income (loss) available to common stockholders                      $  (1,955,000)  $    2,927,000
-----------------------------------------------------------------------------------------------------------

Income (loss) allocated to common stock - diluted:
  Income (loss) from continuing operations attributable to
    common stockholders - basic                                           $  (1,955,000)  $    1,423,000
  Assumed reduction of dividends on preferred shares                                  -           41,000
-----------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations attributable to
    common stockholders                                                      (1,955,000)       1,464,000
  Gain on disposal of discontinued segments                                           -        1,330,000
  Income (loss) from operations of discontinued segments                              -          174,000
-----------------------------------------------------------------------------------------------------------
  Net income (loss) available to common stockholders                      $  (1,955,000)  $    2,968,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

                                                                      continued

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                   2003             2002
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:
  Basic                                                                     580,429,830       49,873,664
  Assumed exercise of warrants                                                        -        5,931,475
  Assumed conversion of Series B Preferred Stock                                      -       68,965,517
  Assumed conversion of Series C Preferred Stock                                      -        4,000,000
  Assumed conversion of Series D Preferred Stock                                      -       16,000,000
-----------------------------------------------------------------------------------------------------------
  Diluted                                                                   580,429,830      144,770,656
-----------------------------------------------------------------------------------------------------------

Income (loss) per shares of common stock - basic:
  Income (loss) from continuing operations                                       ($0.00)*          $0.03
  Gain on disposal of discontinued segments                                           -             0.03
  Income (loss) from operations of discontinued segments                              -             0.00*
-----------------------------------------------------------------------------------------------------------
  Net income (loss)                                                              ($0.00)*          $0.06
-----------------------------------------------------------------------------------------------------------

Income (loss) per share of common stock - diluted:
  Income (loss) from continuing operations                                       ($0.00)*          $0.01
  Gain on disposal of discontinued segments                                           -             0.01
  Income (loss) from operations of discontinued segments                              -             0.00*
-----------------------------------------------------------------------------------------------------------
  Net income (loss)                                                              ($0.00)*          $0.02
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.005

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
-----------------------------------------------------------------------------------------------------------
                             Unaudited Consolidated Statements of Operations
Nine months ended September 30,                                                     2003            2002
-----------------------------------------------------------------------------------------------------------

Revenues                                                                   $      32,000    $          -
-----------------------------------------------------------------------------------------------------------

Operating expenses                                                             1,472,000       2,217,000
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                    3,037,000         171,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       4,509,000       2,388,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (4,477,000)     (2,388,000)
Other income (expense)                                                             1,000               -
Interest expense, related parties                                                (80,000)        (59,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (4,556,000)     (2,447,000)
Gain (loss) on disposal of discontinued segments                                  (9,000)      1,330,000
Income (loss) from operations of discontinued segments                            13,000        (382,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (4,552,000)   $ (1,499,000)
-----------------------------------------------------------------------------------------------------------

Loss allocated to common stock- basic and diluted:
  Loss from continuing operations                                          $  (4,556,000)   $ (2,447,000)
  Less dividends on preferred shares                                             (96,000)       (122,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (4,652,000)     (2,569,000)
  Gain (loss) on disposal of discontinued segments                                (9,000)      1,330,000
  Income (loss) from operations of discontinued segments                          13,000        (382,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $  (4,648,000)   $ (1,621,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                          353,536,399      47,018,653
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.01)         ($0.05)
  Gain (loss) from disposal of discontinued operations                             (0.00)*          0.03
  Income (loss) from operations of discontinued segments                            0.00*          (0.01)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.01)         ($0.03)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.005

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of September 30, 2003
--------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------
Prepaid expense                                                  $       9,000
--------------------------------------------------------------------------------
Total current assets                                                     9,000
--------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                               90,000
  Less accumulated depreciation                                        (90,000)
--------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                    -
--------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 4)                      2,688,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                     $   2,697,000
--------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                               $   1,212,000
  Accrued payroll and payroll taxes, executive officers              2,547,000
  Notes payable executive officers, including interest               1,516,000
  Notes payable, related parties, including accrued interest           297,000
  Other current liabilities                                            447,000
  Current liabilities of discontinued segments (see Note 8)          1,211,000
--------------------------------------------------------------------------------
    Total current liabilities                                        7,230,000
--------------------------------------------------------------------------------

   Commitments and contingencies (see Note 9)
--------------------------------------------------------------------------------

CAPITAL DEFICIENCY

--------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; 1,000 Series A preferred shares issued
    and outstanding; 15,540 Series B preferred shares
    issued and outstanding as of September 30, 2003                  1,554,000
  Common stock, $.01 par value; 750,000,000 shares
    authorized; 742,715,948 shares issued and
    outstanding as of September 30, 2003                             7,427,000
  Additional paid-in capital, common stock                          26,631,000
  Accumulated deficit                                              (40,145,000)
--------------------------------------------------------------------------------
    Capital deficiency                                              (4,533,000)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                         $   2,697,000
--------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Interim Financial Statements.

-----------------------------------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                     2003            2002
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (4,556,000)   $ (2,447,000)
Gain (loss) on disposal of discontinued segments                                  (9,000)      1,330,000
-----------------------------------------------------------------------------------------------------------
                                                                              (4,565,000)     (1,117,000)
Adjustments to reconcile loss from continuing operations to
 net cash - continuing operations:
   Depreciation and amortization                                                 184,000         101,000
   Non cash expense from stock grants and the issuance of
     stock options and stock purchase warrants                                 3,037,000         171,000
   (Gain) loss on disposal of discontinued segments                                9,000      (1,330,000)
   Other operating adjustments                                                         -         102,000
   Changes in assets and liabilities:
    Prepaid expense                                                               (9,000)              -
    Other assets                                                                       -           3,000
    Accounts payable                                                             (87,000)        485,000
    Accrued payroll                                                              579,000         513,000
    Accrued interest expense, related parties                                     80,000          59,000
    Other current liabilities                                                    (24,000)        (16,000)
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (796,000)     (1,029,000)
-----------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                        13,000        (382,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Depreciation and amortization                                                      -          15,000
    Non cash expense from the issuance of stock options                                -          28,000
    Reserve for obsolete and slow moving inventory                                     -         117,000
    Impairment charge                                                                  -         191,000
    Bad debt expense                                                                   -          14,000
    Net change in other assets and liabilities                                   (15,000)        162,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                  (2,000)        145,000
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (798,000)       (884,000)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                             -         (44,000)
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                      -         (44,000)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       668,000         130,000
Repayments on related party loans                                               (222,000)        (76,000)
Proceeds from exercise of stock options                                          352,000         873,000
Proceeds from exercise of stock purchase warrants                                      -           1,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                798,000         928,000
-----------------------------------------------------------------------------------------------------------
Net change in cash                                                                     -               -
Cash - Beginning of period                                                             -               -
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $          -
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                    $          -    $          -
-----------------------------------------------------------------------------------------------------------
Income Taxes                                                                $          -    $          -
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
            Three and Nine Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. and its subsidiaries consisting of Secured Portal Systems, Inc., and Granite Acquisition Corp., (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB as amended for the year ended December 31, 2002. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The Company has not generated any revenue from its principal business activity. The Company's primary source of future revenues, if any, is expected to be derived from its exclusive license agreement with GIL Security Systems, Inc. ("GIL"). GIL, a subsidiary of Georal International, Ltd., holds world-wide rights related to the intellectual property related to the GIL security systems pursuant to a license from Alan J. Risi, the controlling owner of both GIL and Georal. GIL is engaged in the manufacture and sale of security entrance systems for use as a security device by a variety of customers at airports, federal buildings, court houses, embassies, correctional facilities, schools, governmental operations, department stores and other retail outlets. The Georal license gives the Company distribution rights for the sale of all of the Georal security products, including all models of the GIL-2001 security door, to a broad range of customers (see Note 4).

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of September 30, 2003 has a working capital deficiency of $7.2 million and a capital deficiency of $4.5 million. During 2003 and 2002 the Company was dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. In addition, during 2003 and 2002, the Company has compensated its employees and key consultants with stock options and stock grants of which some were registered on Form S-8. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenue and income from the sale of portals (see Note 4). The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

2.       Significant Accounting Policies

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

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2003, management expects those assets related to its continuing operations to be fully recoverable.

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

3.       Supplemental Disclosure of Non Cash Investing and Financing Activities

For the Nine Months Ended September 30, 2002
--------------------------------------------

         On various dates during the nine months ended September 30, 2003, the company issued stock options, stock purchase warrants and stock grants resulting in non cash stock compensation expense of $3,037,000 (see Note 7).

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 9,006,976 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

For the Nine Months Ended September 30, 2003
--------------------------------------------

         On various dates during the nine months ended September 30, 2002, the company issued stock options and stock purchase warrants resulting in non cash stock compensation expense of $171,000 (see Note 7).

         On February 21, 2002, the Company issued 40,000 shares of its series D preferred stock, convertible into 4,000,000 shares of common stock and on May 17 2002, the Company issued 60,000 shares of its series C preferred stock, convertible into 6,000,000 shares of common stock, in consideration for two amendments to the Company's exclusive licensing agreement with GIL Security Systems, Inc. These shares were issued to the sole stockholder of GIL Security Systems, Inc. Using the Black-Scholes option valuation formula, the two series of convertible preferred stock were valued at an aggregate of $1,100,000.

         On April 8, 2002, the Company entered into a settlement agreement with a creditor pursuant to which the Company settled a $17,000 obligation by the issuance of 353,844 shares of common stock valued at $17,000

4.       Exclusive License Agreement

         On September 13, 1999, the Company obtained the Georal license which gives the Company distribution rights for the sale of Georal security products to a broad range of customers. The Georal security products' include all models of the Georal security door. The categories of customers covered by the Georal license includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, and certain corporations. The Georal license commenced on September 1, 1999 and, as amended, expires on August 31, 2014.

         As an inducement to obtain the Georal license and in exchange for 1,000,000 common stock shares of GIL, in September 1999, the Company issued to Alan J. Risi preferred shares which were converted into 1,049,874 shares of common stock in July of 2002.

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal license was amended to expand the categories of customers for which the Company has the exclusive marketing right to include all financial institutions around the world with the Company also receiving a right of first refusal to be the exclusive distributor for sales to any governmental body which the Company does not have exclusive marketing rights. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of series D 2% convertible preferred stock that was converted into 4,000,000 million shares of common stock. On May 16, 2002, the Georal license for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company additional exclusive world wide sales and marketing rights. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its series C 2% convertible preferred stock which were converted into 6,000,000 shares of common stock. On September 9, 2002, the Georal license was further expanded to provide the Company with additional exclusive marketing rights. As consideration for this amendment, the Company issued to Alan Risi 100,000 shares of its series C preferred stock which were converted into 10,000,000 shares of common stock. On October 16, 2002, the Company issued to Alan Risi an additional 250,000 shares of its series C preferred stock for an amendment to the Georal license which provided the Company with participation rights in certain maintenance revenue generated by Georal and extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million.

5.       Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's chief executive officer and chairman of the board, agreed to defer payment of his salary until January 1, 2004, and Trinity, the Company's largest stockholder which is wholly owned by Mr. Schiller, agreed to defer, until January 1, 2004, payment of accrued interest on notes payable to Trinity and payment of accrued dividends on preferred stock held by Trinity. As of September 30, 2003, such amounts are presented as current liabilities.

6.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations for the nine months ended September 30, 2003, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 204,861,500 potential common shares from unexercised stock options and warrants and 740,000,000 potential common shares from unconverted preferred shares. Such warrants, options, and shares of convertible preferred stock may dilute earnings per share in the future (see Notes 7, 10, and 11.).

7.       Stock-based Compensation

         On January 2, 2003, the Company issued to a non-affiliated consultant, a warrant to purchase 5,000,000 shares of common stock at an exercise price of $.04 per share resulting in stock compensation expense of $100,000. The fair value of the Company's common stock at the date of issuance of the warrant was $.021 per share.

         On January 17, 2003, the Company issued to non-affiliated consultants, stock options to purchase 17,604,168 shares of common stock at an exercise price of $.02 per share resulting in stock compensation expense of $366,000. All of such options were exercised on January 17, 2003. The fair value of the Company's common stock at the date of issuance of the options was $.024 per share.

         On February 28, 2003, the Company issued to a non-affiliated consultant a warrant to purchase 2,200,000 shares of common stock at an exercise price of $.04 per share and warrant to purchase 2,800,000 shares of common stock at an exercise price of $.01 per share. The fair value of the Company's common stock at the date of issuance of the warrants was $.01 per share and the stock compensation expense resulting from the issuance of such warrants was $46,000.

         On March 17, 2003, the Company granted 100,000,000 shares of common stock of which 85,000,002 shares were issued to non-affiliated consultants, resulting in stock compensation expense of $425,000, and 14,999,998 shares were issued to Grazyna B. Wnuk, the Company's vice-president and a director, resulting in stock compensation expense of $75,000.

         On June 1, 2003, the Company issued to a non-affiliated consultant, a warrant to purchase 100,000,000 shares of common stock at an exercise price of $.01 per share resulting in stock compensation expense of $271,000. The fair value of the Company's common stock at the date of issuance of the warrant was $.006 per share.

         On June 2, 2003, the Company issued to an investor for $5,000, a warrant to purchase 50,000,000 shares of common stock at an exercise price of $.01 per share resulting in stock compensation expense of $135,000. The fair value of the Company's common stock at the date of issuance of the warrant was $.006 per share.

         On July 25, 2003, the Company issued 138,500,000 shares of its common stock pursuant to stock grant rights of which 116,500,000 shares were issued to non-affiliated consultants, resulting in stock compensation expense of $594,000, 10,000,000 shares were issued to Lewis S. Schiller, resulting in stock compensation expense of $51,000, and 12,000,000 shares were issued to Grazyna B. Wnuk, resulting in stock compensation expense of $61,000.

         On August 27, 2003 the Company issued 47,499,000 shares of its common stock pursuant to stock grant rights of which 37,499,000 were issued to non-affiliated consultants resulting in stock compensation expense of $109,000 and 10,000,000 shares of Common Stock was issued to Lewis S. Schiller, resulting in stock compensation expense of $29,000.

         In April 2002, the Company issued options and warrants to purchase an aggregate of 5,300,000 shares of common stock to non-affiliated consultants, resulting in stock compensation expense of $157,000.

         In April of 2002, the Company (a) issued to Lewis S. Schiller, its chief executive officer a director and controlling shareholder, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and (b) issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. Originally, these warrants issued to Lewis S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk provided for cashless exercise provisions which required the Company to calculate stock compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof were outstanding. As of June 30, 2002, the fair value per share was greater than the exercise price and the resulting stock compensation expense of $2,010,000 was charged to operations in the second quarter of 2002. As of September 30, 2002, the fair value per share was less than the exercise price and as a result the $2,010,000 stock compensation expense charged in the second quarter of 2002 was reversed in the third quarter of 2002. On October 31, 2002, Lewis S. Schiller and Grazyna B. Wnuk agreed to remove the cashless exercise provisions from these warrants and as a result there will be no future stock compensation expense related to such warrants.

         In May 2002, the Company issued to Lewis S. Schiller an option to purchase 1,500,000 shares of common stock at an exercise price of $.04 per share resulting in stock compensation expense of $15,000.

         The Company has elected to use the intrinsic value method of accounting for stock options in accordance with APB Opinion No. 25 and related interpretations issued to employees under its stock option plans whereby the amount of stock-based compensation expense is calculated as the difference between the fair market value and the exercise price on the date of issuance. For purposes of pro forma disclosures the amount of stock-based compensation as calculated using the fair value method of accounting for stock options issued to employees is amortized over the options' vesting period. For the three months ended September 30, 2003 and 2002 there were no differences between the intrinsic value method and the fair value method. The Company's pro forma information for the nine month periods ended September 30, 2003 and 2002 is as follows:

Nine Months Ended September 30,                                                    2003             2002
-----------------------------------------------------------------------------------------------------------
Net loss as reported                                                      $  (4,552,000)   $  (1,499,000)
-----------------------------------------------------------------------------------------------------------
Deduct:  Amount by which stock-based employee
  compensation as determined under fair value based method
  for all awards exceeds the compensation as determined
  under the intrinsic value method                                                    -       (1,099,000)
-----------------------------------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123                                      $  (4,552,000)   $  (2,598,000)
-----------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:
As reported                                                                       (0.01)           (0.03)
Pro forma under SFAS No. 123                                                      (0.01)           (0.05)
-----------------------------------------------------------------------------------------------------------

8.       Discontinued Operations

         During 2002, the Company sold its operations which were not related to the security systems business for nominal consideration. The discontinued operations were conducted by the following subsidiaries: Sequential Electronic Systems, Inc. ("Sequential"), S-Tech, Inc. ("S-Tech"), Granite Technologies, Inc. ("Granite Technologies"), Shopclue.com, Inc. ("Shopclue"), Bizchase, Inc. ("Bizchase") and Starnet365.com, Inc. ("Starnet").

         Except for the sale of Sequential and S-Tech, all of the discontinued operations were sold to nonaffiliated parties. Sequential and S-Tech were sold to a corporation owned by Lewis S. Schiller, the Company's president, chief executive officer and controlling stockholder. Since the liabilities of the subsidiaries that were transferred exceeded their respective assets, the Company recognized, during the third quarter of 2002, a gain from the disposition of discontinued operations of $1,330,000. The Company continues to have contingent obligations relating to the discontinued operations, principally withholding tax liabilities of an aggregate of $1,211,000, of which $550,000 related to the operations of Sequential and

S-Tech. In certain cases, the Company retained intellectual property rights; however, those rights have been fully expensed.

         On June 30, 2003, the Company transferred its 51.1% ownership in FMX Corp. ("FMX") to Michael Schiller, who owned the remaining 49.9% of FMX. Michael Schiller is the brother of Lewis S. Schiller; however, Lewis S. Schiller has no direct or indirect equity interest in FMX. Since its inception, FMX has had no operating activities and all but $25,000 of its liabilities was a note payable to the Company. As a result of the disposal of FMX, the Company recorded a loss on disposal of $9,000 during the second quarter of 2003.

         The loss from operations of discontinued operations for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 are summarized as follows:

Three Months Ended September 30,                                                   2003             2002
-----------------------------------------------------------------------------------------------------------

Bizchase                                                                  $           -    $     (16,000)
Shopclue                                                                              -           (5,000)
Granite                                                                               -          (51,000)
Starnet                                                                               -           (3,000)
S-Tech                                                                                -          (20,000)
Sequential                                                                            -          165,000
FMX                                                                                   -          (56,000)
Less intercompany transactions                                                        -          160,000
-----------------------------------------------------------------------------------------------------------
Net income from operations of discontinued segments                       $           -    $     174,000
-----------------------------------------------------------------------------------------------------------


Nine Months Ended September 30,                                                    2003             2002
-----------------------------------------------------------------------------------------------------------

Bizchase                                                                  $           -    $     (46,000)
Shopclue                                                                              -          (26,000)
Granite                                                                               -         (149,000)
Starnet                                                                               -         (346,000)
S-Tech                                                                                -          (15,000)
Sequential                                                                            -         (199,000)
FMX                                                                             (99,000)        (170,000)
Less intercompany transactions                                                  112,000          569,000
-----------------------------------------------------------------------------------------------------------
Net income (loss) from operations of discontinued segments                $      13,000    $    (382,000)
-----------------------------------------------------------------------------------------------------------

9.       Commitments and Contingencies

Employment Agreements

         Lewis S. Schiller has an employment agreement with the Company whereby he is employed as the Company's chief executive officer. Mr. Schiller's contract is for an initial term commencing April 29, 1999 through April 28, 2009 and provides for annual compensation of $500,000. Mr. Schiller's contract may be extended an additional five years and also provides for an annual increase as calculated as the greater of 5% or the increase in the cost of living index. Mr. Schiller's contract provides him with a bonus for each year of the term equal to 10% of the amount by which the greater of consolidated net income before income taxes or consolidated net operating cash flow exceeds $600,000. Mr. Schiller's contract entitles him to 20% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Mr. Schiller's contract provides him the opportunity to participate in the future expansion of the Company whereby he is entitled, at his option, to purchase up to 25% of the authorized securities of any subsidiary which is organized for any purpose. Mr. Schiller's contract provides him with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Mr. Schiller's contract provides him with severance equal to all amounts owed to him for the full term of the employment agreement.

         Grazyna B. Wnuk has an employment agreement with the Company whereby she is employed as the Company's vice-president. Ms. Wnuk's contract was executed in 2002. Ms. Wnuk's contract's initial expiration is April 28, 2009 and provides for annual compensation of $200,000 per year. Ms. Wnuk's contract may be extended an additional five years and for an annual increase as calculated as the greater of 5% or the increase in the cost of living index. Ms. Wnuk's contract provides her with a bonus for each year of the term equal to 1% of the amount by which the greater of consolidated net income before income taxes or consolidated net operating cash flow exceeds $600,000. Ms. Wnuk's contract entitles her to 1% of the gross profit on the sale of any of the Company's, or its subsidiaries, investments securities. Ms. Wnuk's contract provides her the opportunity to participate in the future expansion of the Company whereby she is entitled, at her option, to purchase up to 1% of the authorized securities of any subsidiary which is organized for any purpose. Ms. Wnuk's contract provides her with certain fringe benefits including a vehicle, health insurance and life insurance. In the event of a change of control, Ms. Wnuk's contract provides her with severance equal to all amounts owed to her for the full term of the employment agreement.

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential and S-Tech, the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech at the time of their disposal and as of September 30, 2003, the Company has reserved $550,000 against such potential claims. In addition, pursuant to separate indemnification agreements, the Company has agreed to indemnify Grazyna B. Wnuk and the former president of S-Tech for any claims made against them regarding the delinquent payroll taxes.

Legal Proceedings

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, it does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York, and the plaintiff has received a judgment for $334,595, such amount having been accrued on the Company's books, plus interest.

10.      Related Party Transactions

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received loans of $335,000 from nonaffiliated lenders. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 5,747 shares of the Company's series B 8% voting redeemable convertible preferred stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the series B preferred stock has been outstanding. As of September 3, 2003 each share of series B preferred stock was convertible into 47,619 shares of common stock. Trinity defaulted on all of such loans and the 5,747 shares of pledged series B preferred stock held by the lenders were converted into 237,190,476 shares of common stock and were transferred to the lenders.

         At the time of each of the loans to Trinity by the non-affiliated lenders, Trinity lent the Company a substantial portion of the principal amount of the loan at 9% interest. Trinity defaulted on its loans to the lenders as a result of the Company's default on its loan to Trinity. When the lenders called the note and foreclosed on the collateral, Trinity cancelled the Company's note to it in exchange for shares of series B preferred stock equal to the number of such shares as Trinity transferred to the lenders. As a result of the defaults by the Company and Trinity, the Company issued to Trinity 5,747 shares of series B preferred stock, which is the same number of shares as Trinity converted and transferred to the lenders.

         In addition, during the nine months ended September 30, 2003, Trinity converted an aggregate of 1,560 shares of Series B Preferred Stock into an aggregate of 39,000,000 shares of common stock.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 9,006,976 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

11.      Subsequent Events

         On October 14, 2003, the Company issued 7,000,000 shares of its common stock pursuant to stock grant rights to a non-affiliated consultant, resulting in stock compensation expense of $28,000.

         On November 12, 2003, the Company entered into an agreement to issue 2,500,000 shares of its common stock, as soon as such stock becomes available, in order to settle claims that have been made against the Company by a vendor of a former acquisition target of the Company. If after one year from the date that the 2,5000,000 shares of common stock are issued, the shares do not have a fair market value of $50,000, then the Company has agreed to pay to the vendor an amount calculated as $50,000 less the fair market value of the 2,500,000 shares of common stock.

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

         THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS HEREIN (THE "CAUTIONARY STATEMENTS") ARE MORE FULLY DESCRIBED IN "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THE COMPANY'S FORM 10-KSB, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 2002, INCLUDING, WITHOUT LIMITATION:
WE HAVE NOT GENERATED REVENUES; WE HAVE A HISTORY OF LOSSES AND CASH FLOW DEFICITS; THE MARKET FOR OUR COMMON STOCK IS LIMITED; TRADING IN OUR SECURITIES MAY BE RESTRICTED DUE TO COMPLIANCE WITH APPLICABLE PENNY STOCK REGULATIONS; OUR COMPANY IS SUBJECT TO CONTROL BY A PRINCIPAL STOCKHOLDER; OUR EXECUTIVE OFFICER WILL RECEIVE A SIGNIFICANT BENEFIT IF WE GENERATE SIGNIFICANT CASH FLOW AND IF WE SELL ANY OF OUR OPERATIONS AT A PROFIT; A SIGNIFICANT PORTION OF THE NET PROCEEDS OF ANY POTENTIAL FINANCING MAY BE USED FOR THE PAYMENT OF RELATED PARTY AND OTHER INDEBTEDNESS AND FOR SALARIES OF EXECUTIVES AND KEY PERSONNEL; WE REQUIRE SIGNIFICANT ADDITIONAL FINANCING FOR OUR BUSINESS ACTIVITIES; WE HAVE GRANTED SIGNIFICANT BENEFITS UNDER CERTAIN EXISTING AND PROPOSED EMPLOYMENT AGREEMENTS; RAPID TECHNOLOGICAL CHANGE COULD RENDER CERTAIN OF OUR PRODUCTS AND PROPOSED PRODUCTS OBSOLETE OR NON-COMPETITIVE; WE HAVE NOT GENERATED REVENUE AND WE CANNOT PREDICT MARKET ACCEPTANCE FOR OUR PROPOSED PRODUCTS; THE BUSINESS IN WHICH WE INTEND TO ENGAGE IN IS SUBJECT TO INTENSE COMPETITION; THE BOARD OF DIRECTORS MAY ISSUE ADDITIONAL PREFERRED STOCK IN THE FUTURE; A SUBSTANTIAL NUMBER OF OUR SHARES OF COMMON STOCK WILL BE AVAILABLE FOR FUTURE SALE IN THE PUBLIC MARKET; WE DO NOT INTEND TO PAY ANY DIVIDENDS ON THE COMMON STOCK IN THE FORESEEABLE FUTURE; THE LIABILITY OF OUR OFFICERS AND DIRECTORS TO US AND OUR SHAREHOLDERS IS LIMITED; DEPENDENCE ON KEY SUPPLIER; RELIANCE ON MANAGEMENT, KEY PERSONNEL AND CONSULTANTS; WE COULD BE SUBJECT TO POTENTIAL UNINSURED LIABILITY, THE RISKS RELATING TO LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Revenues

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

         Our original marketing strategy was focused solely on sales of the GIL-2001 security door to the U.S. State Department. In 2002, we expanded our marketing efforts to include all customers under the exclusive distribution agreement and have built a sales team for such purpose. We recognize that on our own, we face competition from companies which have far greater financial resources and personnel which is why we made the strategic decision to establish our marketing channel relationships with large organizations, including Northrop Grumman Mission Systems and Lock Martin Mission Systems. Although we believe that we have a unique product and that the GIL-2001 security door is the only product of its type that is certified by the U.S. State Department, we give no assurances that we will be able to generate meaningful revenues using our Georal license.

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution. During the three and nine months ended September 30, 2003, we generated revenues of $20,000 and $32,000, respectively, from the contracts with Virginia Commonwealth University and Florida International University.

Operating Expenses

         For the three and nine month comparative periods ending September 30, 2003 and 2002 our significant operating expenses were executive payroll, and marketing expense and professional fees.

         Executive payroll is currently $723,000 annually and approximated $193,000 and $175,000 for the respective three month periods ended September 30, 2003 and 2002 and was $579,000 and $513,000 for the respective nine month periods ended September 30, 2003 and 2002. As of September 30, 2003, none of the salary owed to Lewis S. Schiller, our chief executive officer, has been paid and he is owed cumulative salary of $1.8 million. As of September 30, 2003, $66,000 of salary owed to Grazyna B. Wnuk, our vice-president, has been paid and she is owed cumulative salary of $672,000.

         Expenses associated with our marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions and approximated $354,000 and $263,000 for the respective three month periods ended September 30, 2003 and 2002 and approximated $941,000 and $743,000 for the respective nine month periods ended September 30, 2003.

         Professional fees for legal and accounting services currently approximate $455,000 annually, and approximated $123,000 and $285,000, respectively, for the three month periods ended September 30, 2003 and approximated $320,000 and $380,000, respectively, for the nine month periods ended September 30, 2003.

         The value assigned to the Georal License of approximately $3 million was incurred in 2002 and is being amortized over of the life of the Georal License resulting in ongoing annual amortization expense of $244,000. Such amortization for the three months ended September 30, 2003 and 2002 was $61,000 and $26,000, respectively, and for the nine months ended September 30, 2003 was $184,000 and $84,000, respectively.

         During 2003 and 2002, we have compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During the nine months ended September 30, 2003, we issued an aggregate of 303,603,168 shares of common stock pursuant to the exercise of stock options and stock grants and issued warrants to purchase an aggregate of 160,000,000 shares of common stock. Stock-based compensation related to the issuances of the stock options, stock grants and stock purchase warrants was $1.6 million and $3.037 million, respectively, for the three and nine months ended September 30, 2003 and $171,000 for nine months ended September 30, 2002.

         In 2002, we issued to Lewis S. Schiller and Grazyna B. Wnuk, warrants to purchase 20,000,000 and 10,000,000 shares, respectively, at $0.043 per share, the fair market value at date of issuance. The warrants provided for cashless exercise provisions which required the calculation stock compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof were outstanding. As of June 30, 2002, the fair value per share was greater than the exercise price and the resulting stock compensation expense of $2,010,000 was charged to operations in the second quarter of 2002. As of September 30, 2002, the fair value per share was less than the exercise price and as a result the $2,010,000 stock compensation expense charged in the second quarter of 2002 was reversed in the third quarter of 2002. On October 31, 2002, Lewis S. Schiller and Grazyna B. Wnuk agreed to remove the cashless exercise provisions from these warrants and as a result there will be no future stock compensation expense related to such warrants.

         We incur interest expense at an annual rate of 9% on related party notes payable. For the three month periods ended September 30, 2003 and 2002, such interest was $80,000 and $59,000, respectively, and for the nine month periods ended June 30, 2003 was $53,000 and $60,000, respectively. The related party notes payable are the result of advances from Trinity Group-I, Inc., our controlling shareholder, advances from Lewis S. Schiller, our Chief Executive Officer and Chairman of the Board, advances from Grazyna B. Wnuk, an officer and director of the Company, a loan from a former director, and advances from family members of Lewis S. Schiller. Total notes payable owed to related parties as of September 30, 2003 approximated $1.1 million on which accrued and unpaid interest approximates $753,000. All of the related party notes and interest are payable upon demand.

         As a result of our decision to focus our business exclusively on our Security Systems business we disposed of all non security system segments resulting in a loss on disposal of $9,000 for the nine months ended September 30, 2003 and a gain on disposal of $1.3 million during the three and nine months ended September 30, 2003. The income (loss) from the operations of discontinued segments was $174,000 for the three months ended September 30, 2003 and was $13,000 and ($382,000) for the respective nine month periods ended September 30, 2003 and 2002.

Financial Condition - Liquidity and Capital Resources

         As of September 30, 2003, our working capital deficiency approximates $7.2 million, representing an increase of $2.7 million from December 31, 2002. Effective September 30, 2002, Lewis S. Schiller, the Company's chief executive officer and chairman of the board, agreed to defer payment of his salary until January 1, 2004, and Trinity, the Company's largest stockholder which is wholly owned by Mr. Schiller, agreed to defer, until January 1, 2004, payment of accrued interest on notes payable to Trinity and payment of accrued dividends on preferred stock held by Trinity. Such amounts were presented as long-term liabilities as of December 31, 2002. As of September 30, 2003, the remaining deferral period is less than twelve months and such amounts are presented as current liabilities. During the nine months ended September 30, 2003 we used $796,000 for our continuing operating activities. Sources of funds for the nine months ended September 30, 2003 were net advances from related parties of $446,000 and proceeds from the exercise of stock options of $352,000.

         Since April 1999, our primary source of funding has been Trinity. From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received loans of $335,000 from nonaffiliated lenders. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 5,747 shares of the Company's series B 8% voting redeemable convertible preferred stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the series B preferred stock has been outstanding. As of September 3, 2003 each share of series B preferred stock was convertible into 47,619 shares of common stock. Trinity defaulted on all of such loans and the 5,747 shares of pledged series B preferred stock held by the lenders were converted into 237,190,476 shares of common stock and were transferred to the lenders.

         At the time of each of the loans to Trinity by the non-affiliated lenders, Trinity lent the Company a substantial portion of the principal amount of the loan at 9% interest. Trinity defaulted on its loans to the lenders as a result of the Company's default on its loan to Trinity. When the lenders called the note and foreclosed on the collateral, Trinity cancelled the Company's note to it in exchange for shares of series B preferred stock equal to the number of such shares as Trinity transferred to the lenders. As a result of the defaults by the Company and Trinity, the Company issued to Trinity 5,747 shares of series B preferred stock, which is the same number of shares as Trinity converted and transferred to the lenders.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 9,006,976 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

         Pursuant to the terms of the September 30, 2002 stock purchase agreement to sell Sequential Electronic Systems, Inc. and S-Tech, Inc., we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential Electronic

Systems, Inc. and S-Tech, Inc. at the time of their disposal. A reserve of $550,000 has been recorded by management based upon our best estimate of the ultimate liability. In addition, pursuant to separate indemnification agreements, the Company has agreed to indemnify Grazyna B. Wnuk and the former president of S-Tech for any claims made against them regarding the delinquent payroll taxes.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have generated nominal revenues and we have a history of operating losses As of September 30, 2003 have a working capital deficiency of $7.2 million and a capital deficiency of $4.5 million. Management is currently seeking additional financing; however we can give no assurance that such financing will be consummated or that any financing which we receive will be adequate. Further, in view of our stock price, any financing is likely to result in substantial dilution to our stockholders. Our continuation in business is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

PART II           OTHER INFORMATION

Item 3. Controls and Procedures

         Our chief executive officer, who is also our chief accounting officer, has supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on his evaluation, he believes that our disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

                                                The FINX GROUP, INC.

/S/______________   Chief Executive Officer and Director       November 18, 2003
Lewis S. Schiller   (Principal Executive and
                     Accounting Officer)

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

November 18, 2003


By   /S/ Lewis S. Schiller
         Chief Executive Officer

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

November 18, 2003

By   /S/ Lewis S. Schiller
         Chief Financial Officer

Exhibit 32

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of The Finx Group, Inc., (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on their knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/S/ Lewis S. Schiller
    Chief Executive Officer
    and Chief Financial Officer

November 18, 2003