Form 10KSB
period 2003-12-31
FINX GROUP INC
filed 2004-04-14
CIK 316618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2003 were $36,000.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of April 13, 2004 was approximately $5.5 million computed on the basis of the reported closing price per share ($0.0085) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 13, 2004, the Registrant has 749,715,948 shares of its par value $0.01 common stock outstanding.

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

PART I

Item 1. Description of Business.

Organization

         On June 6, 2000 The Finx Group, Inc. was organized as a Delaware corporation. Effective June 30, 2000, Fingermatrix, Inc., our predecessor company was merged into The Finx Group, Inc. We have controlling interests in Secured Portal Systems, Inc., which was incorporated in Delaware on August 11, 1999, and Granite Technologies Acquisition Corp., which was incorporated in Delaware on May 15, 2001. Throughout this document our Company and its subsidiaries may be collectively referred to as "We", "Our", "Us", "The Finx Group", the "Company" or the "Registrant".

Our Business

Products

         Since September 30, 2002, our business has solely focused on the marketing and sale of our two primary security products: the GIL 2001 Portal Control System and the Secured Card Solutions Software Program. During 2003 and 2002, we generated revenues of $36,000 and $6,000 from our Secured Card Solutions.

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

Employees

         The Finx Group, Inc. holding company currently employs two individuals who are its executive officers. Our remaining functions are provided by independent consultants

RISK FACTORS

We Have a History of Losses and Cash Flow Deficits

         We have incurred significant operating losses during each of the two years ended December 2003 and as of December 31, 2003 we have a capital deficiency of $5.158 million. We expect to incur additional losses during the time period in which we are developing products and markets for our subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

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

Our Company is Subject to Control by a Principal Stockholder

         Trinity Group-I, Inc. has advanced significant funds to us and our subsidiaries and owns a controlling interest in our equity. The Trinity Group-I, Inc. is solely owned by Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer. All of the shares of The Trinity Group-I, Inc. owned by Lewis
S. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own interests in our outstanding common stock. In addition, The Trinity Group-I, Inc. and Grazyna
B. Wnuk owns all of our outstanding Series B preferred stock, which is convertible into approximately 739,450,000 shares of our common stock. The Trinity Group-I, Inc. also owns all of our Series A preferred stock which gives it the right to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in The Trinity Group-I, Inc. to a third party. In the event of such a sale by Mr. Lewis S. Schiller, such third party may be able to control our affairs in the same manner that Lewis S. Schiller is able to do so by virtue of his ownership of The Trinity Group-I, Inc. Any such sale may adversely affect the market price of our common stock and could adversely affect our business, financial condition or results of operations.

A Significant Portion of the Net Proceeds of Any Potential Financing May Be Used for the Payment of Related Party and Other Indebtedness and for Salaries of Executives and Key Personnel

         The Trinity Group-I, Inc. and Lewis S. Schiller have advanced significant funds to us. Also, Lewis S. Schiller and Grazyna B. Wnuk are owed accrued salaries as of December 31, 2003 of approximately $2.7 million. A portion of the proceeds of any potential financing may be used to repay some or all of the amounts owe to these related parties. In addition, it is possible that a substantial portion of the proceeds from any potential financing would be allocated for general corporate purposes, including working capital, would be used to pay the salaries of certain of our officers and other key personnel and consultants.

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

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

         As of April 13, 2003, approximately 114 million shares of our outstanding common stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of issuance.

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

                                   Bid Prices

       Quarter ended                        High              Low
                                            ----              ---
         March 31, 2003                     $0.0340           $0.0040
         June 30, 2003                      $0.0260           $0.0035
         September 30, 2003                 $0.0080           $0.0021
         December 31, 2003                  $0.0065           $0.0025

       Quarter ended

         March 31, 2002                     $0.81             $0.08
         June 30, 2002                      $0.23             $0.042
         September 30, 2002                 $0.12             $0.029
         December 31, 2002                  $0.095            $0.019

         The closing price of common stock on April 13, 2004 was $0.0085.

         We have authorized 750,000,000 shares of our $0.01 par value common stock. As of April 13, 2004, there were approximately 4,000 holders of record of our common stock. We have not paid dividends on common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes.

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

         We also offer Secured Card Solutions from our development and sale of software programs for Device Management and Smart Card applications. We have provided Virginia Commonwealth University with two of our Secured Card software solutions - the "Secured Recreational Sports Solution" and "The Secured Card Solution". "The Secured Recreational Sports Solution" which currently serves Virginia Commonwealth University from three locations offering a variety of fitness, aquatics and intramurals. The activities are offered to all students, faculty, and university and hospital employees. The Secured Recreational Sports Solution's database is integrated with the VCU card database for single university identification. The Secured Recreational Sports Solution handles all check-in of members, locker assignment and equipment check-in and check-out. It also keeps track of member billing and payroll deduction. Further, it handles member suspensions and automatic emailing of special events. The Secured Sports Recreation Solution application is written using the new Microsoft.NET architecture. We have also entered into a services and support agreement with Florida International University for the installation, support and use of our Secured Recreational Sports Solution. During 2003 and 2002, we generated revenues of $36,000 and $6,000, respectively, from Secured Card Solutions contracts.

Operating Expenses

         For both 2003 and 2002 our significant operating expenses were executive payroll, and marketing expense and professional fees. Executive payroll is currently $723,000 annually. As of December 31, 2003, none of the salary owed to Lewis S. Schiller, our chief executive officer, has been paid and he is owed cumulative salary of $2 million. As of December 31, 2003, $66,000 of salary owed to Grazyna B. Wnuk, our vice-president, has been paid and she is owed cumulative salary of $727,000. Expenses associated with our marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions. Professional fees for legal and accounting services currently approximate $500,000 annually.

         The value assigned to the Georal License of approximately $3 million was incurred in 2002 and is being amortized over of the life of the Georal License resulting in ongoing annual amortization expense of $245,000. Such amortization for 2003 and 2002 was $245,000 and $130,000, respectively.

         During 2003 and 2002, we have compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During 2003 and 2002 stock based compensation was $4.042 million and $2.264 million, respectively.

         We incur interest expense at an annual rate of 9% on related party notes payable. For 2003 and 2002 interest expenses on related party notes payable was $107,000 and $119,000, respectively.

         As a result of our decision to focus our business exclusively on our Security Systems business we disposed of all non security system segments resulting in a loss on disposal of $9,000 for 2003 and a gain on disposal of $1.4 million for 2002. The income (loss) from the operations of discontinued segments was $13,000 for 2003 and $(367,000) for 2002.

Financial Condition - Liquidity and Capital Resources

         As of December 31, 2003, our working capital deficiency approximates $7.8 million, representing an increase of $1.1 million from December 31, 2002. Effective September 30, 2002, Lewis S. Schiller, the Company's chief executive officer and chairman of the board, agreed to defer payment of his salary until January 1, 2004, and Trinity, the Company's largest stockholder which is wholly owned by Mr. Schiller, agreed to defer, until January 1, 2004, payment of accrued interest on notes payable to Trinity and payment of accrued dividends on preferred stock held by Trinity. Such amounts were presented as long-term liabilities as of December 31, 2002. As of December 31, 2003, the remaining deferral period is less than twelve months and such amounts are presented as current liabilities. During 2003 we used $849,000 for our continuing operating activities. Sources of funds for 2003 were net advances from related parties of $489,000 and proceeds from the exercise of stock options of $352,000.

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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have generated nominal revenues and we have a history of operating losses and as of December 31, 2003 have a working capital deficiency of $7.8 million and a capital deficiency of $5.2 million. Management is currently seeking additional financing; however we can give no assurance that such financing will be consummated or that any financing which we receive will be adequate. Further, in view of our stock price, any financing is likely to result in substantial dilution to our stockholders. Our continuation in business is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

Item 7. Financial Statements and Supplementary Data.

The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB.

Item 8A.  Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Accounting Officer at that time. Based upon that evaluation, our company's Chief Executive Officer/Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer/Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Directors and Management

         Officers are elected by, and serve at the pleasure of, the board of directors. Set forth below is information concerning the directors and executive officers of the registrant as of the date hereof.

Name                Age   Position with the Company
------------------- ---   -------------------------
Lewis S. Schiller    73   Chief Executive Officer, President and
                          Chairman of the Board
Grazyna B. Wnuk      40   Secretary, Vice-President and Director

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

Item 10. Executive Compensation

         Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 2003 and 2002.

                                                                            Long-term Compensation
                                                                            ----------------------
                                Annual Compensation                       Awards             Payouts
                                -------------------                       ------             -------
                                                                            Securities
Name and                                                        Restricted  Underlying       LTIP
Principal                                      Other Annual     Stock       Options/SARs     Payouts   All Other
Position       Year   Salary         Bonus     Compensation     Awards      (#)              ($)       Compensation
-------------- ------ -------------- --------- ---------------- ----------- ---------------- --------- ----------------
Lewis S.
Schiller,
CEO and        2003   $551,000(1)       --           --             --       370,000,000        --           --
Chairman       2002   $525,000(1)       --           --             --        24,500,000        --           --

Grazyna B.
Wnuk, VP and   2003   $220,500(2)       --           --             --       151,499,998        --           --
Secretary      2002   $197,500(2)       --           --             --        12,500,000        --           --


(1) Mr. Lewis S. Schiller's salary for 2003 and 2002 is pursuant to his employment agreement which was executed in 2001. His annual salary for years prior to 2001 was accrued at $250,000 which was approved by the Board of Directors effective July 1, 1999. None of Lewis S. Schiller's salary has been paid to him since April of 1999 and all such unpaid amounts are accrued as an expense in our consolidated financial statements.

(2) Ms. Wnuk's salary for 2003 and 2002 is pursuant to her employment agreement which was executed in 2002. Approximately $66,000 of Ms. Wnuk's salary has been paid to her since April of 1999 and all such unpaid amounts are accrued as an expense in our consolidated financial statements.

Option/SAR Grants in 2003

         The following table presents information regarding the options to purchase shares of our common stock issued to our executive officers who are included in the preceding summary compensation table for 2003.

------------------------------------ ---------------- --------------------- --------------- ---------------------
                                        Number of
                                        Securities        % of Total
                                        Underlying        Options/SARs        Exercise
                                        Options/           Granted to          or Base
                                          SARs            Employees in          Price            Expiration
Name                                   Granted (#)            2003            ($/Share)             Date
------------------------------------ ---------------- --------------------- --------------- ---------------------
Lewis S. Schiller, CEO and Chairman    350,000,000             67%              $0.01        November 17, 2007
                                        10,000,000              2%              $0.00        July 24, 2006
                                        10,000,000              2%              $0.00        August 26, 2006
------------------------------------ ---------------- --------------------- --------------- ---------------------
                                       370,000,000
------------------------------------ ---------------- --------------------- --------------- ---------------------

Grazyna B. Wnuk, VP and Secretary      125,000,000             24%              $0.01        November 17, 2007
                                        12,000,000              2%              $0.00        July 24, 2006
                                        14,499,998              2%              $0.00        March 17, 2006
------------------------------------ ---------------- --------------------- --------------- ---------------------
                                       12,500,000
------------------------------------ ---------------- --------------------- --------------- ---------------------

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values

         The following table presents information regarding the unexercised options to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2003.

-------------------- --------------- ------------ ------------------------------ --------------------------------
                                                       Number of Securities         Value of Unexercised In-the-
                                                      Underlying Unexercised         Money Options/SARs at Year
                                                     Options/SARs at Year End                   End ($)
                         Shares         Value                  (#)
                      Acquired on     Realized
Name                  Exercise (#)       ($)       Exercisable   Unexer-cisable   Exercisable    Unexercisable
-------------------- --------------- ------------ -------------- --------------- -------------- -----------------
Lewis S. Schiller,
CEO and Chairman      20,000,000      $80,000      350,000,000          -               -               -

Grazyna B. Wnuk,      26,499,998      $136,200     125,000,000          -               -               -
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; and (iii) all of our officers and directors as a group.

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

                                                                               Amount and
                                                                                Nature of            Common
                                                                                Beneficial           Stock
Name and address of Beneficial Owner                                            Ownership         Outstanding(1)
------------------------------------------------------------------------- --------------------- -----------------
Officers and Directors
----------------------
  Lewis S. Schiller
  21634 Club Villa Circle
  Boca Raton, FL  33433                                                          740,949,651           50%(2)

  Grazyna B. Wnuk
  21634 Club Villa Circle
  Boca Raton, FL  33433                                                           70,926,865            9%(3)

  Officer and directors as a group (2 persons)                                   777,352,706           51%(2)(3)

Other Beneficial Owners
-----------------------
  The Trinity Group I, Inc.
  21634 Club Villa Circle
  Boca Raton, FL  33433                                                          715,489,701           49%(4)

  Alan Risi
  150-38 12th Avenue
  Whitestone, NY 11357                                                            50,049,874            7%



(1) The "Percent of Common Stock Outstanding" is based on the 749,715,948 shares of common stock outstanding as of December 31, 2003 and the assumption that the related beneficial owner had converted or exercised all potential common stock related to that beneficial owner if such beneficial owner had a right to do so within 60 days after December 31, 2003.

(2) Includes 5,459,950 shares directly owned by Lewis S. Schiller, 20,000,000 shares underlying warrants to purchase shares and 715,489,701 shares beneficially owned by The Trinity Group-I, Inc. The Trinity Group-I, Inc. is wholly owned by Lewis S. Schiller and accordingly, Mr. Schiller is the natural person considered to be the beneficial owner of The Trinity Group-I, Inc. As a result, Mr. Schiller's beneficial ownership includes 1,000 shares of Series A Preferred Stock, 16,375 shares of Series B. Preferred Stock and 715,489,701 shares of Common Stock owned by The Trinity Group-I, Inc. which are the same shares presented in the table as beneficially owned by The Trinity Group-I, Inc. None of the shares of Series A Preferred Stock, Series B Preferred Stock or Common Stock are held jointly by The Trinity Group-I, Inc and Mr. Schiller. It does not include 350,000,000 shares subject to a warrant issued in November 2003 as such there were not sufficient shares to exercise the warrant within 60 days after year end.

(3) Includes 26,403,055 shares directly owned by Grazyna B. Wnuk, 10,000,000 shares underlying a warrant to purchase shares and 34,523,810 shares from the assumed conversion of shares of Series B preferred stock. Each share of Series B preferred stock is convertible into such shares as calculated by dividing $100 by the lowest price that the Common Stock trades during the period that the Series B preferred stock is outstanding ($0.0021 as of April 13, 2004). It does not include 125,000,000 shares subject to a warrant issued in November 2003 as such there were not sufficient shares to exercise the warrant within 60 days after year end.

(4) Includes 10,013,500 shares directly owned by The Trinity Group-I, Inc. and 705,476,191 shares from the assumed conversion of the Series B preferred stock. Each share of Series B preferred stock is convertible into such shares as calculated by dividing $100 by the lowest price that the Common Stock trades during the period that the Series B preferred stock is outstanding ($0.0021 as of April 13, 2004). The Trinity Group-I, Inc. is wholly owned by Lewis S. Schiller and accordingly, Mr. Schiller is the natural person considered to be the beneficial owner of The Trinity Group-I, Inc. As a result, all of the shares of Series A Preferred Stock, Series B Preferred Stock and Common Stock presented in the table as beneficially owned by The Trinity Group-I, Inc. are also included in the table as shares beneficially owned by Mr. Schiller. None of the shares of Series A Preferred Stock, Series B Preferred Stock or Common Stock are held jointly by The Trinity Group-I, Inc and Mr. Schiller.

Item 12. Certain Relationships and Related Transactions.

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Carol Schiller, the wife of Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2003 aggregated approximately $$713,000. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2003 $780,000 of such interest remains unpaid. Interest expense on related party notes was $107,000 for 2003 and $119,000 for 2002.

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

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. and Trinity Group Acquisition Corp. dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Group Acquisition Corp. agreed to purchase 100% of the issued and outstanding capital of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. from The Finx Group for one dollar ($1) and The Finx Group agreed to cancel approximately $2.3 million of principal and interest owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. to The Finx Group. Defense Manufacturing Systems, Inc. was wholly owned by The Finx Group but had no operating activities since its organization. Trinity Group Acquisition Corp. is wholly owned by Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential Electronic Systems, Inc. and S-Tech, Inc. had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities included $1.1 million of delinquent payroll taxes and we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reserved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Group Acquisition Corp. are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, we believe that because the transaction will reduce the Company's liabilities by approximately $1.8 million that such transaction is in the Company's best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., the net reduction in the Company's liabilities approximated $1.8 million and the gain on disposal which approximated $458,000 was recorded as an addition to paid-in capital because the transaction was consummated with the controlling stockholder of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.

         See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

Item 14. Principal Accountants Fees and Services.

         During 2003 and 2002, we were billed the following fees by MOORE STEPHENS, P.C.:

                                              2003           2002
                                             ------         -------
         Audit Fees                         $16,000         $50,000
         Tax Fees                                 -               -
         Other Fees                               -               -
                                             ------          ------
                                            $16,000         $50,000
                                             ======          ======

         We do not have an audit committee. Our Board of Directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINX GROUP, INC.

/s/ Lewis S. Schiller,
Chief Executive Officer
April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

April 13, 2004


/s/ Grazyna B. Wnuk,
Secretary, Vice-President and Director
April 13, 2004

Index to Exhibits

Exhibit No.       Description of Document

(3)(i)            Amended and Restated Certificate of Incorporation (1)
(3)(ii)           By-laws (1)
(21)              Subsidiaries of the registrant
(31.1)            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(31.2)            Chief Executive Officer and Chief Accounting Officer
                  Certification.
(99.1)            Financial Statements

(1) Incorporated by reference to Form 8-K dated April 28, 1999.

Exhibit (21)
Subsidiaries of the Registrant

1.       Secured Portal Systems, Inc., a Delaware company organized in 1999.
2. Granite Technologies Acquisition Corp., a Delaware company organized in 2001.
3. Secured Systems Group, Inc., a Delaware company organized in 2001 and currently inactive.

Exhibit 31.1

                             THE FINX GROUP, INC.,
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

              CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER

            In connection with this annual report on Form 10-KSB of The Finx Group, Inc. for the year ended December 31, 2003, I, Lewis S. Schiller, Chief Executive Officer and Chief Accounting Officer of The Finx Group, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

           1. this Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2. the information contained in this Form 10-KSB for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of The FInx.

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
April 13, 2004

Exhibit 31.2

                              THE FINX GROUP, INC.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

              CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER

I, Lewis S. Schiller, certify that:

     1. I have reviewed this annual report on Form 10-KSB of The Finx Group, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            d. Disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
April 13, 2004

Exhibit (99.3)

Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                      The Finx Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2003
                                    Unaudited

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of December 31, 2003

--------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                        $      90,000
  Less accumulated depreciation                                        (90,000)
--------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                    -
--------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 2)                       2,627,000
--------------------------------------------------------------------------------
    Total other assets                                                2,627,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                                      $   2,627,000
--------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY

--------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                $   1,474,000
  Accrued payroll and payroll taxes, executive officers               2,740,000
  Notes payable executive officers, including interest                1,583,000
  Notes payable, related parties, including accrued interest            301,000
  Other current liabilities                                             476,000
  Current liabilities of discontinued segments                        1,211,000
--------------------------------------------------------------------------------
    Total current liabilities                                         7,785,000
--------------------------------------------------------------------------------

  Commitments and contingencies (see Note 10)
--------------------------------------------------------------------------------

CAPITAL DEFICIENCY

--------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; 1,000 Series A preferred shares issued
   and outstanding; 15,540 Series B preferred shares
   issued and outstanding as of December 31, 2003 (see
   Note 6)                                                            1,554,000
  Common stock, $.01 par value; 750,000,000 shares
   authorized; 749,715,948 shares issued and outstanding
   as of December 31, 2003 (see Note 6 and 7)                         7,497,000
  Additional paid-in capital, common stock                           27,567,000
  Accumulated deficit                                               (41,775,000)
--------------------------------------------------------------------------------
    Capital deficiency                                               (5,157,000)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                          $   2,628,000
--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Year Ended December 31,                                                             2003            2002
-----------------------------------------------------------------------------------------------------------

Revenues                                                                   $      36,000   $       6,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                            2,062,000       3,022,000
Compensation expense from issuance of stock options                            4,042,000       2,264,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       6,104,000       5,286,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (6,068,000)     (5,280,000)
Other income                                                                      19,000          89,000
Interest expense, related parties                                               (107,000)       (119,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (6,156,000)     (5,310,000)
Discontinued Operations: (See Note 11)
(Loss) gain on disposal of discontinued segments                                  (9,000)      1,371,000
Gain (loss) from operations of discontinued segments                              13,000        (367,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (6,152,000)  $  (4,306,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:

  Loss from continuing operations                                          $  (6,156,000)  $  (5,310,000)
  Less dividends on preferred shares                                            (127,000)       (157,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (6,283,000)     (5,467,000)
  (Loss) gain on disposal of discontinued segments                                (9,000)      1,371,000
  Income (loss) from operations of discontinued segments                          13,000        (367,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $  (6,279,000)  $  (4,463,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           63,528,683      63,528,683
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:

  Loss from continuing operations                                                 ($0.01)         ($0.09)
  (Loss) gain on disposal of discontinued segments                                 (0.00)           0.02
  Income (loss) from operations of discontinued segments                            0.00           (0.01)
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.01)         ($0.08)
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Year Ended December 31,                                                             2003            2002
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:

Loss from continuing operations                                             $ (6,156,000)   $ (5,310,000)
(Loss) gain on disposal of discontinued segments                                  (9,000)      1,371,000
-----------------------------------------------------------------------------------------------------------
                                                                              (6,165,000)     (3,939,000)
Adjustments to reconcile loss from continuing operations to net cash -
  continuing operations:

    Loss (gain) on disposal of segments                                            9,000      (1,370,000)
    Depreciation and amortization                                                245,000         130,000
    Non cash expense from issuance of stock options and
     stock purchase warrants                                                   4,042,000       2,264,000
    Other adjustments                                                                  -         120,000
    Changes in assets and liabilities:
      Other assets                                                                     -               -
      Accounts payable                                                           178,000         395,000
      Accrued payroll                                                            772,000         723,000
      Accrued interest expense, related parties                                   97,000         (22,000)
      Other current liabilities                                                  (27,000)         (7,000)
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (849,000)     (1,706,000)
-----------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                        13,000        (367,000)
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Changes in the reserve for obsolete and slow moving inventory                      -         117,000
    Depreciation and amortization                                                      -          16,000
    Non cash expense from issuance of stock options                                    -          39,000
    Impairment charge                                                                  -         191,000
    Bad debt expense                                                                   -          14,000
    Net change in other assets and liabilities                                    (5,000)        185,000
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                   8,000         195,000
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (841,000)     (1,511,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:

Other investing activities                                                             -         (43,000)
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                      -         (43,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:

Loans from related parties                                                       718,000         500,000
Repayments on related party loans                                               (229,000)       (442,000)
Proceeds from exercise of stock options                                          352,000       1,495,000
Other financing activities                                                             -           1,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                841,000       1,554,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                     -               -
Cash - Beginning of period                                                             -               -
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $          -
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                                                       $    10,000   $   141,000
Income Taxes                                                                   $         -   $         -
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                      continued

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Year Ended December 31, 2003 and 2002

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended December 31, 2003

         On various dates during 2003, the Company issued stock options, stock purchase warrants and stock grants resulting in non cash stock compensation expense of $4,042,000.

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

--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Years Ended December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Preferred
                                Preferred          Common     Preferred         Stock in          Common
                                   Shares          Shares           Par    Excess of par             Par
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          18,100     153,915,329          - (*)      $1,710,000      $1,539,000
Issuance of stock options
 and warrants                           -               -          -                  -                -
Stock issued for repayment
 of notes payable                       -       9,006,976          -                  -           90,000
Issuance of stock grants                -     292,998,999          -                  -        2,930,000
Exercise of stock options               -      17,604,168          -                  -          176,000
Conversion of related party
 debt into shares of series
 B preferred stock                  5,747               -          - (*)        575,000                -
Conversion of series B
 preferred stock                   (7,307)    276,190,476          - (*)       (731,000)       2,762,000
Accrued dividends on
 preferred stock                        -               -          -                  -                -
Net loss for the year
 ended December 31, 2003                -               -          -                  -                -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2003                          16,540     749,715,948     $    - (*)      $1,554,000      $7,497,000
------------------------------------------------------------------------------------------------------------------------------------

(*) - Less than $1,000

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Years Ended December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                    Additional
                                       Paid-in        Accumulated                         Subscriptions
                                       Capital            Deficit         sub-total          Receivable            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          $29,186,000       ($35,497,000)        ($3,062,000)        ($775,000)     ($3,837,000)
Issuance of stock options
 and warrants                        1,896,000                  -           1,896,000           775,000        2,671,000
Stock issued for repayment
 of notes payable                      (58,000)                 -              32,000                 -           32,000
Issuance of stock grants            (1,362,000)                 -           1,568,000                 -        1,568,000
Exercise of stock options              176,000                  -             352,000                 -          352,000
Conversion of related party
 debt into shares of series
 B preferred stock                     240,000                  -             335,000                 -          335,000
Conversion of series B
 preferred stock                    (2,031,000)                 -                   -                 -                -
Accrued dividends on
 preferred stock                             -           (127,000)           (127,000)                -         (127,000)
Net loss for the year
 ended December 31, 2003                     -         (6,152,000)         (6,152,000)                -       (6,152,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2003                          $27,567,000       ($41,776,000)        ($5,158,000)         $      -      ($5,158,000)
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000
See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Year Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Preferred
                                Preferred          Common     Preferred         Stock in          Common
                                   Shares          Shares           Par    Excess of par             Par
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                          21,000      40,356,545          - (*)       2,000,000        $405,000
Issuance of stock options               -               -          -                   -               -
Stock issued for repayment
 of a loan from Carol
 Schiller                               -      10,000,000          -                   -         100,000
Stock issued for repayment of
 notes payable                          -         353,844          -                   -           3,000
Fractional share exchange               -          64,775          -                   -           1,000
Exercise of stock purchase
 warrants                               -         148,500          -                   -           1,000
Exercise of stock options               -      47,991,665          -                   -         479,000
Issuance of series C and D
 preferred stock for
 exclusive license                450,000               -      4,000           2,976,000               -
Conversion of series B
 preferred stock                   (2,900)     10,000,000          - (*)        (290,000)        100,000
Conversion of series C and D
 preferred stock                 (450,000)     45,000,000     (4,000)         (2,976,000)        450,000
Accrued dividends on
 preferred stock                        -               -          -                   -               -
Gain on disposal of
 discontinued business
 segment to a related party             -               -          -                   -               -
Net loss for the year
 ended December 31, 2002                -               -          -                   -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2002                          18,100     153,915,329      $   - (*)      $1,710,000      $1,539,000
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000

------------------------------------------------------------------------------------------------------------------------------------
                                               The Finx Group, Inc. and Subsidiaries
                                      Consolidated Statement of Changes in Capital Deficiency
                                               For the Year Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                    Additional
                                       Paid-in        Accumulated                          Subscriptions
                                       Capital            Deficit         sub-total          Receivable            Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
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

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Organization

On June 6, 2000 The Finx Group, Inc. was organized as a Delaware corporation. Effective June 30, 2000, Fingermatrix, Inc., the predecessor company was merged into The Finx Group, Inc. The Finx Group, Inc. has controlling interests in Secured Portal Systems, Inc., which was incorporated in Delaware on August 11, 1999, and Granite Technologies Acquisition Corp., which was incorporated in Delaware on May 15, 2001. Throughout this document The Finx Group, Inc. and its subsidiaries may be collectively referred to as "The Finx Group", the "Company" or the "Registrant".

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

Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2003 and as of December 31, 2003 has a working capital deficiency of $7.785 million and a capital deficiency of $5.158 million. During 2003 and 2002 the Company has relied on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options of which some were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

Cash

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no such investment at December 31, 2003.

Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the useful lives of the assets, which range from three to seven years. Improvements that extend the useful lives of the assets are capitalized while costs of repairs and maintenance are charged to expense as incurred. As of December 31, 2003, the Company's furniture, fixtures and equipment, having a cost basis of $90,000 are fully depreciated. Depreciation expense during 2002 was $22,000.

Impairment

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, management expects those assets related to its continuing operations to be fully recoverable.

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

Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 1,462,361 potential common shares from unexercised stock options and warrants and 739,542,000 potential common shares from unconverted preferred shares. Such warrants, options and shares of convertible preferred stock may dilute earnings per share in the future.

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

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and as of December 2003 does not have any deposits with financial institutions in excess of federally insured limits.

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

3. Executive Debt Deferrals

         Effective September 30, 2002, Lewis S. Schiller, the Company's chief executive officer and chairman of the board, agreed to defer payment of his salary until January 1, 2004, and Trinity, the Company's largest stockholder which is wholly owned by Mr. Schiller, agreed to defer, until January 1, 2004, payment of accrued interest on notes payable to Trinity and payment of accrued dividends on preferred stock held by Trinity. As of December 31, 2003, such amounts are presented as current liabilities.

4. Notes Payable, Related Party

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

         In addition, during 2003, Trinity converted an aggregate of 1,560 shares of Series B Preferred Stock into an aggregate of 39,000,000 shares of common stock.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 9,006,976 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

         Total unpaid and outstanding advances from such related parties as of December 31, 2003 aggregated $713,000. Interest accrued on all such notes is calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2003 $780,000 of such interest remains unpaid. Interest expense on related party notes was $107,000 and $119,000 for 2003 and 2002, respectively.

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

6. Capital Stock

         The Company has authorized 750,000,000 shares of $.01 par value Common Stock. As of December 31, 2003, the Company has 749,715,948 shares issued and outstanding. The Company has not declared dividends on its Common Stock. On September 4, 2002, the Company filed a definitive information statement in order to increase its authorized shares of Common Stock from 50,000,000 shares to 750,000,000 shares which was authorized by the written consent of the holders of a majority of the voting power of the outstanding shares of the Common Stock.

         The Company has authorized 1,000,000 of preferred stock. Dividends accrued on the Company's preferred stock aggregated $462,000 as of December 31, 2003 of which $127,000 was accrued during 2003 and $157,000 was accrued during 2002.

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

         At the time of each of the loans to Trinity by the non-affiliated lenders, Trinity lent the Company a substantial portion of the principal amount of the loan at 9% interest. Trinity defaulted on its loans to the lenders as a result of the Company's default on its loan to Trinity. When the lenders called the note and foreclosed on the collateral, Trinity cancelled the Company's note to it in exchange for shares of series B preferred stock equal to the number of such shares as Trinity transferred to the lenders. As a result of the defaults by the Company and Trinity, the Company issued to Trinity 5,747 shares of series B preferred stock, which is the same number of shares as Trinity converted and transferred to the lenders. As of December 31, 2003, 16,540 shares of Series B preferred stock are outstanding which can be converted into an aggregate of739,542,000 shares of common stock. Each share of Series B Preferred Stock entitles the holder to annual dividends at the rate of 8% of $100 per share.

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

         On August 27, 2003 the Company issued 47,499,000 shares of its common stock pursuant to stock grant rights of which 37,499,000 were issued to non-affiliated consultants resulting in stock compensation expense of $109,000 and 10,000,000 shares of Common Stock was issued to Lewis S. Schiller, resulting in stock compensation expense of $28,000.

         On October 14, 2003 the Company issued 7,000,000 shares of its common stock pursuant to stock grant right to a non-affiliated consultants resulting in stock compensation expense of $29,000.

         On November 17, 2003, the Company issued warrants to purchase an aggregate of 1,257,500,000 shares of Common Stock at an exercise price of $0.01 per share resulting in stock compensation expense of $977,000.

         In April 2002, the Company issued options and warrants to purchase an aggregate of 5,300,000 shares of common stock to non-affiliated consultants, resulting in stock compensation expense of $157,000.

         In April of 2002, the Company (a) issued to Lewis S. Schiller, its chief executive officer a director and controlling shareholder, a warrant to purchase 20,000,000 million shares of common stock at $0.043 per share, the fair market value at date of issuance and (b) issued to Grazyna B. Wnuk, its Vice-President and director, a warrant to purchase 10,000,000 shares of common stock at $0.043 per share, the fair market value at date of issuance. Originally, these warrants issued to Lewis S. Schiller provided for an exercise price of $0.001 per share with regards to 10,000,000 shares and such exercise price was subsequently increased to $0.043 per share. These warrants issued to Lewis S. Schiller and Grazyna B. Wnuk provided for cashless exercise provisions which required the Company to calculate stock compensation expense on the underlying shares for each reporting period that the warrants or any portion thereof were outstanding. As of June 30, 2002, the fair value per share was greater than the exercise price and the resulting stock compensation expense of $2,010,000 was charged to operations in the second quarter of 2002. As of September 30, 2002, the fair value per share was less than the exercise price and as a result the $2,010,000 stock compensation expense charged in the second quarter of 2002 was reversed in the third quarter of 2002. On October 31, 2002, Lewis S. Schiller and Grazyna B. Wnuk agreed to remove the cashless exercise provisions from these warrants and as a result there will be no future stock compensation expense related to such warrants. On November 17, 2003, all of such warrants exercise price was reset to $.01 per share.

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

         For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during 2002 to estimate the fair value of options granted:

-------------------------------- ---------------- ---------------------
                                            2003                  2002
                                            ----                  ----
-------------------------------- ---------------- ---------------------
Dividend yield                              0.0%                  0.0%
-------------------------------- ---------------- ---------------------
Expected volatility                      144.34%               144.34%
-------------------------------- ---------------- ---------------------
Risk-free interest rate                     6.0%                  6.0%
-------------------------------- ---------------- ---------------------
Expected life of options                 3 years               3 years
-------------------------------- ---------------- ---------------------

         The Company's pro forma information for the years ended December 31, 2003 and 2002 is as follows:

                                                                                   2003             2002
-----------------------------------------------------------------------------------------------------------
Net loss as reported                                                      $  (6,152,000)   $  (4,306,000)
Deduct:  Amount by which stock- based employee compensation
  as determined under fair value based method for all
  awards exceeds the compensation as determined under the
  intrinsic value method                                                       (593,000)      (1,287,000)
-----------------------------------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123                                      $  (6,745,000)   $  (5,593,000)
-----------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:

As reported                                                                       (0.01)           (0.08)
Pro forma under SFAS No. 123                                                      (0.01)           (0.06)
-----------------------------------------------------------------------------------------------------------

         The following table summarizes the Company's fixed stock purchase warrants and options for 2003 and 2002.

---------------------------------------------------- -------------- ----------------- -------------- -----------------
                                                                          2003                             2002
                                                                        Weighted                         Weighted
                                                         2003           Average           2002           Average
                                                        Shares       Exercise Price      Shares       Exercise Price
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at beginning of year                        44,861,500        $0.15           2,350,000        $0.15
Granted                                              1,728,103,168        $0.05          90,701,665        $0.05
Exercised                                             (310,603,168)       $0.04         (48,140,165)       $0.04
Forfeited/Expired                                          (50,000)       $0.15             (50,000)       $0.15
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at end of year                           1,462,361,500        $0.05          44,861,500        $0.05
---------------------------------------------------- -------------- ----------------- -------------- -----------------

Options exercisable at year end                      1,460,161,500        $0.05          44,861,500        $0.15
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Weighted-average fair value of options granted
during the year                                             $0.002                            $0.04
---------------------------------------------------- -------------- ----------------- -------------- -----------------

         As of December 31, 2003, the Company has outstanding warrants to purchase 1,460,161,500 shares of Common Stock at prices ranging from $.01 to $0.15 per share having a weighted-average remaining contractual life of 4.176 years.

8. Related Party Transactions

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Carol Schiller, the wife of Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2003 aggregated approximately $$713,000. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2003 $780,000 of such interest remains unpaid. Interest expense on related party notes was $107,000 for 2003 and $119,000 for 2002.

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

         On October 18, 2002, pursuant to the terms of a stock purchase agreement among The Finx Group, Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. and Trinity Group Acquisition Corp. dated as of September 30, 2002 (the "Sequential and S-Tech Stock Purchase Agreement"), Trinity Group Acquisition Corp. agreed to purchase 100% of the issued and outstanding capital of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc. from The Finx Group for one dollar ($1) and The Finx Group agreed to cancel approximately $2.3 million of principal and interest owed by Sequential Electronic Systems, Inc. and S-Tech, Inc. to The Finx Group. Defense Manufacturing Systems, Inc. was wholly owned by The Finx Group but had no operating activities since its organization. Trinity Group Acquisition Corp. is wholly owned by Lewis S. Schiller, the Company's Chief Executive Officer and Chairman of the Board. As of the date of the Sequential and S-Tech Stock Purchase Agreement, Sequential Electronic Systems, Inc. and S-Tech, Inc. had aggregate assets of $1.2 million and aggregate liabilities of $2.4 million, excluding the $3.1 million owed to the Company. The aggregate liabilities included $1.1 million of delinquent payroll taxes and we have agreed to indemnify Lewis S. Schiller for any claims made against him regarding such delinquent payroll taxes and in connection therewith have reserved $550,000 of such payroll taxes against the gain on disposal of Sequential Electronic Systems, Inc. and S-Tech, Inc. The Trinity Group-I, Inc. is the Company's controlling shareholder and both The Trinity Group-I, Inc. and Trinity Group Acquisition Corp. are wholly owned by Lewis S. Schiller, and the Sequential and S-Tech Stock Purchase Agreement was not consummated at arms-length. However, we believe that because the transaction will reduce the Company's liabilities by approximately $1.8 million that such transaction is in the Company's best interests. As a result of the disposal of Sequential Electronic Systems, Inc., S-Tech, Inc., Defense Manufacturing and Systems, Inc., the net reduction in the Company's liabilities approximated $1.8 million and the gain on disposal which approximated $458,000 was recorded as an addition to paid-in capital because the transaction was consummated with the controlling stockholder of the Company.

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

9. Income Taxes

         The Company, as of December 31, 2003, has available approximately $55.5 million of net operating loss carry forwards to reduce future Federal and state income taxes, representing a net deferred tax asset of approximately $19.4 million. Based upon the level of historical tax losses, the Company has established a valuation allowance against the entire net deferred tax asset. This represents an increase in the valuation allowance of approximately $.4 million from December 31, 2002. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

------------------------------------------------------------------------
Year of expiration                      Net operating loss carry forward
------------------------------------------------------------------------
  2004                                                         5,616,000
  2005                                                         2,207,000
  2006                                                         3,144,000
  2007                                                         3,023,000
  2008                                                         2,044,000
  2009                                                         1,851,000
  2010                                                         2,050,000
  2011                                                         3,171,000
  2012                                                           194,000
  2018                                                         1,080,000
  2019                                                         1,319,000
  2020                                                         8,261,000
  2021                                                        11,176,000
  2022                                                         4,177,000
  2023                                                         6,152,000
------------------------------------------------------------------------
                                                             $55,465,000
------------------------------------------------------------------------

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 2003 and 2002, and may be further limited if substantial changes in the Company ownership were to occur.

10. Commitments and Contingencies

Operating Leases

         As of December 31, 2003, the Company does not have any operating leases with firm commitments extending beyond one year. All of its current premises are leased on a month to month basis and as of December 31, 2003 such monthly lease payments approximated $500 per month.

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

11. Discontinued Operations

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

         The loss from operations of discontinued operations for the years ended December 31, 2003 and 2002 are summarized as follows:

                                                Income (Loss) from Operations of
                                                      Discontinued Segments

                                                  The Year Ended December 31,
                                                 2003                   2002
--------------------------------------------------------------------------------
Bizchase                                       $       -           $   (46,000)
Shopclue                                               -               (26,000)
Granite Technologies                                   -              (223,000)
Starnet                                                -              (346,000)
S-Tech                                                 -               (15,000)
Sequential                                             -              (200,000)
FMX                                              (99,000)             (133,000)
Less intercompany transactions                   112,000               622,000
--------------------------------------------------------------------------------
                                               $  13,000           $  (367,000)
--------------------------------------------------------------------------------

12. New Authoritative Pronouncements

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The Company does not expect the adoption of FIN 46 or FIN 46R to have a material effect on its consolidated financial position or results of operations.

         In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003.

         During 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3.

         In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.