Form 10QSB
period 2004-03-31
FINX GROUP INC
filed 2004-05-24
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 2004

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

         As of May 20, 2004, there are 749,715,948 shares of the par value $.01 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Three Months Ended March 31,                                                       2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $           -   $       10,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                             464,000          627,000
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                           -          965,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                        464,000        1,592,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                 (464,000)      (1,582,000)
Other income                                                                          -            1,000
Interest expense, related parties                                               (25,000)         (26,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $    (489,000)  $   (1,607,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Net loss                                                                $    (489,000)  $   (1,607,000)
  Less dividends on preferred shares                                            (30,000)         (34,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $    (519,000)  $   (1,641,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         749,715,948      163,389,867
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:

-----------------------------------------------------------------------------------------------------------
  Net loss                                                                       ($0.00)          ($0.01)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of March 31, 2004
--------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 4)                                               2,566,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,566,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,624,000
  Accrued payroll and payroll taxes, executive officers                                       2,943,000
  Notes payable executive officers, including interest                                        1,649,000
  Notes payable, related parties, including accrued interest                                    310,000
  Other current liabilities                                                                     506,000
  Current liabilities of discontinued segments (see Note 8)                                   1,211,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 8,243,000
-----------------------------------------------------------------------------------------------------------

   Commitments and contingencies (see Note 9)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
   Series A preferred shares issued and outstanding; 15,540 Series B
   preferred shares issued and outstanding as of March 31, 2004                               1,554,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
   749,715,948 shares issued and outstanding as of March 31, 2004                             7,497,000
  Additional paid-in capital, common stock                                                   27,567,000
  Accumulated deficit                                                                       (42,295,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (5,677,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,566,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Three Months Ended March 31,                                                        2004            2003
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Net loss                                                                    $   (489,000)   $ (1,607,000)
Adjustments to reconcile net loss to net cash - continuing
    Depreciation and amortization                                                 61,000          61,000
    Non cash expense from stock grants and the issuance of
     stock options and stock purchase warrants                                         -         965,000
    Changes in assets and liabilities:
      Accounts payable                                                           150,000        (103,000)
      Accrued payroll                                                            203,000         193,000
      Accrued interest expense, related parties                                   25,000          26,000
      Other current liabilities                                                        -          12,000
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                  (50,000)       (453,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                      -               -
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                        50,000         178,000
Repayments on related party loans                                                      -         (76,000)
Proceeds from exercise of stock options                                                -         352,000
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                 50,000         454,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                     -           1,000
Cash - Beginning of period                                                             -               -
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $      1,000
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
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
                   Three Months Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of The Finx Group, Inc. and its subsidiaries consisting of Secured Portal Systems, Inc., and Granite Acquisition Corp., (collectively the "Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of March 31, 2004 has a working capital deficiency of $8.2 million and a capital deficiency of $5.7 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

2.       Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 2003 Form 10-KSB as amended.

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

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2004, management expects those assets related to its continuing operations to be fully recoverable.

3.       Supplemental Disclosure of Non Cash Investing and Financing Activities

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

            On December 10, 2003, the Company, its wholly-owned subsidiary, Secured Portal Systems, Inc., Alan J. Risi ("Risi"), GIL Security Systems, Inc.("GIL"), and Georal International, Ltd., entered into a amended and restated worldwide exclusive distribution agreement covering all security entrance systems created, developed, manufactured and/or distributed or otherwise sold by GIL, Georal or their successors. The restated agreement expanded the Company's exclusivity and gave the Company certain other rights. The agreement provided for certain payments by the Company and, if the payments were not made, GIL, Georal and Risi have the right to terminate the restated agreement, in which event, the relationship among the parties would be governed by the prior agreement.

            On or about April 28, 2004, the Company received a notice from GIL stating that the agreement was terminated for failure of the Company to pay the amount provided in the restated agreement. The notice further stated GIL's position that all agreements between GIL and the Company and its subsidiary are terminated.

            The Company is considering its legal rights and believes that its subsidiary will continue to be able to exercise its right to market the security portals in major markets groups; however, the Company can give no assurance as to its ability to protect such rights or, if litigation is necessary, that it will prevail in any legal action it may commence.

            As of March 31, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

5.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations for the three months ended March 31, 2004, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 204,861,500 potential common shares from unexercised stock options and warrants and 740,000,000 potential common shares from unconverted preferred shares. Such warrants, options, and shares of convertible preferred stock may dilute earnings per share in the future.

6.       Commitments and Contingencies

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

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential and S-Tech, the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech at the time of their disposal and as of March 31, 2004, the Company has reserved $550,000 against such potential claims.

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

10.      Subsequent Events

            On December 10, 2003, the Company, its wholly-owned subsidiary, Secured Portal Systems, Inc., Alan J. Risi ("Risi"), GIL Security Systems, Inc.("GIL"), and Georal International, Ltd., entered into a amended and restated worldwide exclusive distribution agreement covering all security entrance systems created, developed, manufactured and/or distributed or otherwise sold by GIL, Georal or their successors. The restated agreement expanded the Company's exclusivity and gave the Company certain other rights. The agreement provided for certain payments by the Company and, if the payments were not made, GIL, Georal and Risi have the right to terminate the restated agreement, in which event, the relationship among the parties would be governed by the prior agreement.

            On or about April 28, 2004, the Company received a notice from GIL stating that the agreement was terminated for failure of the Company to pay the amount provided in the restated agreement. The notice further stated GIL's position that all agreements between GIL and the Company and its subsidiary are terminated.

            The Company is considering its legal rights and believes that its subsidiary will continue to be able to exercise its right to market the security portals in major markets groups; however, the Company can give no assurance as to its ability to protect such rights or, if litigation is necessary, that it will prevail in any legal action it may commence.

            As of March 31, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

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

Results of Operations

            For both the first quarters of 2004 and 2003 our significant operating expenses were executive payroll, and marketing expense and professional fees. Executive payroll is currently $810,000 annually. As of March 31, 2004, none of the salary owed to Lewis S. Schiller, our chief executive officer, has been paid and he is owed cumulative salary of $2.145 million. As of March 31, 2004 Grazyna B. Wnuk, our vice-president, is owed cumulative salary of $785,000. Expenses associated with our marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions. Professional fees for legal and accounting services currently approximate $500,000 annually.

            The value assigned to the Georal License of approximately $3 million is being amortized over the life of the Georal License resulting in ongoing annual amortization expense of $245,000. Such amortization for both of the first quarters of 2004 and 2003 was $61,000.

            During 2003 we compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During the three months ended March 31, 2003 stock based compensation was $965,000.

            We incur interest expense at an annual rate of 9% on related party notes payable. For 2003 and 2002 interest expenses on related party notes payable was $25,000 and $26,000, respectively.

Financial Condition - Liquidity and Capital Resources

            As of December 31, 2003, our working capital deficiency approximates $8.2 million, representing an increase of $.4 million from December 31, 2003. Since April 1999, our primary source of funding has been Trinity, our controlling shareholder. During the quarter ended March 31, 2004 we received $50,000 from Trinity which was used for our operations. We are attempting to obtain outside equity financing; however, we make no assurances that we will be successful in obtaining such financing.

            On December 10, 2003, the Company, its wholly-owned subsidiary, Secured Portal Systems, Inc., Alan J. Risi ("Risi"), GIL Security Systems, Inc.("GIL"), and Georal International, Ltd., entered into a amended and restated worldwide exclusive distribution agreement covering all security entrance systems created, developed, manufactured and/or distributed or otherwise sold by GIL, Georal or their successors. The restated agreement expanded the Company's exclusivity and gave the Company certain other rights. The agreement provided for certain payments by the Company and, if the payments were not made, GIL, Georal and Risi have the right to terminate the restated agreement, in which event, the relationship among the parties would be governed by the prior agreement.

            On or about April 28, 2004, the Company received a notice from GIL stating that the agreement was terminated for failure of the Company to pay the amount provided in the restated agreement. The notice further stated GIL's position that all agreements between GIL and the Company and its subsidiary are terminated.

            The Company is considering its legal rights and believes that its subsidiary will continue to be able to exercise its right to market the security portals in major markets groups; however, the Company can give no assurance as to its ability to protect such rights or, if litigation is necessary, that it will prevail in any legal action it may commence.

            As of March 31, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

            The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have generated nominal revenues and we have a history of operating losses and as of March 31, 2004 have a working capital deficiency of $8.2 million and a capital deficiency of $5.7 million. Management is currently seeking additional financing; however we can give no assurance that such financing will be consummated or that any financing which we receive will be adequate. Further, in view of our stock price, any financing is likely to result in substantial dilution to our stockholders. Our continuation in business is dependent upon our ability to obtain financing, and to use the proceeds from any such financing to increase our business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should we be unable to continue as a going concern.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.        Amended and Restated Worldwide Exclusive Distribution Agreement
     31         Chief Executive Officer and Chief Accounting Officer
                  Certification.
     32         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      The FINX GROUP, INC.

/S/                   Chief Executive Officer and Director          May 21, 2004
Lewis S. Schiller     (Principal Executive and Accounting Officer)

Exhibit 10

        AMENDED AND RESTATED WORLDWIDE EXCLUSIVE DISTRIBUTION AGREEMENT

         Agreement (this "Agreement"), made this 10th day of December, 2003, by and among The Finx Group, Inc., a Delaware corporation ("Finx"), Secured Portal Systems, Inc., a Delaware corporation and wholly-owned subsidiary of Finx ("Distributor"), Alan J. Risi ("Risi"), GIL Security Systems, Inc., a Delaware corporation ("GIL"), and Georal International, Ltd., a Delaware corporation ("Georal").

                              W I T N E S S E T H:

         WHEREAS, GIL has granted Distributor distribution rights to the Products, as hereinafter defined, including the secured portal system developed by GIL using the Patents, as hereinafter defined, pursuant to an Exclusive Distribution Agreement dated September 13, 1999, between GIL and Distributor, as amended on August , 2000, February 21, 2002, May 16, 2002, September 4, 2002, and October 16, 2002, which agreement, as so amended, is referred to as the "Original Agreement"; and

         WHEREAS, Risi is the sole owner of the Patents; and

         WHEREAS, Risi has granted GIL the Exclusive License, as hereinafter defined; and

         WHEREAS, Risi is the sole stockholder of GIL; and

         WHEREAS, Fingermatrix, Inc. was merged into Finx, and, as a result, Distributor is a wholly-owned subsidiary of Finx; and

         WHEREAS, the parties desire to amend and restate the Original Agreement and the relationship among the parties; and

         WHEREAS, in consideration of the changes from the Original Agreement as reflected in this Agreement, Finx is willing to issue to Risi shares of a newly created series of preferred stock;

         WHEREFORE, in consideration of the foregoing and the mutual benefits to be derived from this Agreement, the parties hereto do hereby agree as follows:

         Defined Terms. For purposes of this Agreement, the following terms shall have the following meanings:

              "Agreement" shall mean this Amended and Restated Exclusive Distribution Agreement among Finx, Distributor, Risi, GIL and Distributor.

              "Applicable Percentage" shall mean twenty percent (20%) until such time as Distributor has actually sold one thousand (1,000) units of Product, at which time the Applicable Percentage shall be thirty percent (30%).

              "Customer's Prepared Site" shall mean the area or site of Distributor's customer in which the Product will be installed, which site has been prepared by such customer to accommodate the installation of the Product in accordance with the Product specifications.

              "Designated Shipper" shall have the meaning provided in Section
4.1 hereof.

              "Events of Default" shall have the meaning provided in Section
11.1 hereof.

              "Exclusive License" shall mean that certain exclusive license agreement dated September 13, 1999, as amended, between Risi and GIL pursuant to which Risi exclusively licensed exclusive rights in and to the GIL Intellectual Property for a term commencing on September 13, 1999 and terminating on August 31, 2019, a true, correct and complete executed copy of which is included as Exhibit A to this Agreement."

              "GIL Intellectual Property" shall mean the GIL Marks, the GIL Patents and the GIL Technology.


                              Exhibit 10 - Page 1

              "GIL Marks" shall mean all copyrights, trademarks and trade names owned by, licensed to, or under the exclusive control of GIL relating to the Products, whether registered or unregistered, including, without limitation, the trademark "GIL 2001 Security Doors."

              "GIL Patents" or "Patents" shall mean (i) United States patent no. 6,472,982, which was granted to Risi on October 29, 2002, which covers the technology relating to the secured portal presently marketed by GIL (the "Initial Patent"), (ii) any other patents in the United States or elsewhere which are the same as or based on the Initial Patent or the underlying invention or technology or are improvements or enhancements thereof and all divisions, continuations, continuations in part, reissues, substitutes and extensions of any of the foregoing which are owned by Risi, GIL, Georal or any of their affiliates, and (iii) any other patents, patent applications or other patent rights which are acquired by Risi, GIL, Georal or any of their affiliates subsequent to the date of this Agreement.

              "GIL Technology" shall mean all processes, methods, trade secrets, ideas, techniques, information, Know-how and other technology exclusively licensed to GIL relating to the Products in any way.

              "Know-how" shall include, but not be limited to, any proprietary know-how, use and applications know-how, technical information, product formulae and formulations, inventions, manufacturing processes, data, techniques, technology, toxicological and ecological data and information, trade secrets and similar information and materials recording or evidencing GIL's proprietary expertise relating to a Product, regardless of whether such information is patentable; any information or other information contained in any patent application, regardless of whether a patent is ever issued with respect to such application, results of studies and surveys, in any stage of development, including, without limitation, modifications, enhancements, designs, concepts, techniques, methods, ideas, flow charts and all other information relating to any Product developed or to be developed by or for a party or otherwise owned by a party.

              "Know-how Documentation" shall mean all software, including source codes and object codes, all designs, manuals and materials, all trade secrets, all applications for copyrights or patents and all patent, trademark, copyright or other intellectual property rights relating to GIL's proprietary rights, whether such information is in oral, written, tangible, graphic or electronic form, and whether such information is copyrighted or categorized as a trade secret or know-how, and including notes and summaries of any of the foregoing which are made by either party.

              "List Price" or "List Prices" for any Product shall be the lowest of (i) the retail price for such Product as set by GIL from time to time, (ii) the price set by GIL for sales to government agencies (the "GSA Price"), or
(iii) such other price as may be agreed upon by GIL and Distributor. The current retail prices and GSA Prices are set forth on Exhibit C to this Agreement. In the event that Distributor desires to provide a client with a quantity discount from the retail price or GSA Price, GIL will not unreasonably withhold its consent to such discount. Except as otherwise expressly provided in Agreement, the List Price shall not include freight, insurance, customs duties and taxes, sales, VAT or other taxes, and all other costs necessary to deliver the Product to the Prepared Site as specified in Distributor's purchase order, all of which will be payable by the customer.

              "Manufacturing License" shall have the meaning provided in Section
12.1 hereof.

              "Most Favored Nations Price" shall have the meaning provided in
Section 5.4 hereof.

              "Permitted Transferee" shall mean (i) Risi's wife or children (which term includes his children-in-law and grandchildren) or trusts for the benefit of his wife or children, and (ii) an individual to whom stock is transferred or issued in connection with his or her employment as a senior executive officer of GIL, Georal or their affiliates if the affiliates are engaged in a business relating to the manufacture of Products.

              "Product" or "Products" shall mean (i) all security entrance systems created, developed, manufactured and/or distributed or otherwise sold by GIL, Georal or their successors, subsidiaries or affiliates, including any entity owned or controlled by Risi, whether now existing or otherwise developed during the Term hereof, including all models of the GIL-2001 security door series; (ii) any other security products developed by Risi, GIL, Georal or their affiliates, and (iii) any other products covered by the Patents, unless, in any instance or instances, Distributor advises GIL in writing that Distributor does not wish to include such additional product within the scope of the definition of Product.

              "Protected Customers" shall mean the persons listed on Exhibit B under the heading "Protected Customers" to this Agreement, together with their affiliates, wherever located. Any references in Exhibit B to any governments shall include any subdivisions, regulatory agencies or bodies and cabinet agencies, as well as state, canton, province, regional, local, municipal or other subdivisions and any governmental or quasi-governmental or administrative bodies, whether


                              Exhibit 10 - Page 2
executive, legislative or judicial. An affiliate of any person is a person who controls, is controlled by or is under common control with such person.

              "Purchase Price" shall have the meaning provided in Section 5.1 hereof.

              "Qualified Financing" shall mean the private placement or public offering by Finx of its equity securities pursuant to which Finx raises net proceeds, determined after payment of all underwriting, brokers', finders' and similar fees incurred by Finx, of not less than five million dollars ($5,000,000).

              "Term" shall have the meaning provided in Section 3 hereof.

    Appointment of Distributor.

              Subject to the terms and conditions set forth in this Agreement, GIL hereby grants Distributor, during the Term, the sole and exclusive right to sell, market, lease, license, distribute and otherwise deal in commerce with the Products to Protected Customers, including the right to appoint resellers and subdistributors, and Distributor hereby accepts such appointment. Distributor shall purchase all Products solely from GIL or Georal. Distributor may market, sell, lease, license or otherwise deal in commerce with Products either directly or through resellers or subdistributors. GIL also hereby grants Distributor (and all resellers, subdistributors, sublicensees and customers to which Distributor and its resellers, subdistributors and sublicensees sell Products) a use license to the GIL Intellectual Property for the use and operation of the Products for all periods during or after the Term hereof that such Products are in use.

                   As a result of the grant pursuant to Section 2.1(a) of this Agreement, neither Risi nor GIL nor Georal nor any of their affiliates shall have any right to market, distribute, sell, lease, license or otherwise deal in commerce with the Products or to appoint or grant any other person any such rights with respect to Protected Customers. Any leads for Products which GIL, Risi or any of their affiliates or distributors shall develop relating directly or indirectly to Protected Customers shall be forwarded to Distributor. In the event that, notwithstanding the provisions of this Agreement, GIL, Georal or any affiliate sells any Product to a Protected Customer, such sale shall be deemed a sale by Distributor. Any such sales shall also be deemed sales by Distributor for purposes of computing the Applicable Percentage.

              If GIL proposes to sell, market, lease or distribute Products directly to, or to grant any person other than Distributor the right to sell, market, lease or distribute Products directly to, any customer other than a Protected Customer, GIL shall give Distributor sixty (60) days advance notice and shall give Distributor the right, in its sole discretion, to include such Customer within the definition of Protected Customer. If, during such sixty (60) day period, Distributor advises GIL in writing that it elects to have such Customer be classified as a Protected Customer, the Customer shall be deemed a Protected Customer with the same effect as if the Customer were listed on Exhibit B under the heading "Protected Customers." If Distributor does not give such notice during the sixty (60) day period, GIL shall have the right, in its sole discretion, to sell directly to such customer or to grant others the right to sell to such customer; provided, however, that Distributor shall have the non-exclusive right to sell to such customer pursuant to Section 2.3 of this Agreement.

              Distributor shall have the non-exclusive right, during the Term hereof, to sell, market, lease and distribute Products to customers other than Protected Customers.

              Distributor shall also have the right to lease Products to Protected Customers during the Term hereof, provided that, other than with respect to Products held by Distributor in inventory, Distributor pays GIL the Purchase Price therefor in accordance with the terms of this Agreement.

              GIL will service all products sold or leased by Distributor whether to Protected Customers or to other customers on such commercially reasonable terms as are determined by GIL from time to time during the Term hereof. Distributor shall receive twenty percent (20%) of all net service revenues received by GIL. Net service revenue shall mean service revenue less all actual direct costs and bad debts incurred by GIL in providing such service, determined in accordance with generally accepted accounting principles consistently applied. The payments pursuant to this Section 2.5 shall continue subsequent to the Term as long as GIL or its designee is providing service or maintenance with respect to Products placed by Distributor but in no event for more than one year after termination. GIL shall make the payment to Distributor pursuant to this Section 2.5 on an annual basis, with payment being made not later that the twentieth (20th) day of January with respect to collections during the preceding calendar year. Each payment shall be accompanied by a statement setting forth in reasonable detail the computation of the payment due to Distributor.


                              Exhibit 10 - Page 3

              Distributor hereby recognizes GIL's exclusive worldwide license rights to the GIL Intellectual Property and agrees that it will not, during the Term of this Agreement or thereafter, attack the validity or any rights of GIL in and to the GIL Intellectual Property, including the GIL Marks or the GIL Patents, or do or suffer to be done any act or thing which might in any way impair the rights of GIL in and to the GIL Intellectual Property. GIL shall, at all times during the Term hereof and at its sole cost and expense, prosecute, maintain and defend all patents, trademarks, trade names and copyrights relating to the Products, and all pending and future applications therefor. GIL will notify Distributor of all issued patents, trademarks, trade names and copyrights and of the status of all pending applications therefor. To the extent required by applicable law and at no cost to Distributor, Distributor will cooperate with GIL, upon GIL's reasonable request, with any such pending or future applications for any of the foregoing intellectual property during the Term of this Agreement.

              Upon the reasonable request of GIL, Georal or Risi, Finx and Distributor will provide Georal with information as to Finx' and Distributor's marketing budget for Products.

    Term of the Agreement. The term of this Agreement commenced as of September 1, 1999 and shall expire on August 31, 2019, subject to earlier termination as provided in Section 11 hereof (the "Term").

    Purchase and Delivery; Specifications.

              GIL will supply all Products sold or leased by Distributor under this Agreement in accordance with written purchase orders placed by Distributor. Distributor shall place purchase orders for all Products with GIL at 150-38 12th Avenue, Whitestone, New York or such other address as to which GIL shall advise Distributor. Each purchase order shall specify the number of Products being purchased, the carrier or shipper to be utilized to ship such Products to Distributor's customers (the "Designated Shipper"), the required delivery and installation dates, and the installation site. GIL will make the Products available to the Designated Shipper pursuant to each such purchase order within the time period specified therein.

              All Products will conform to the specifications therefor which are established by GIL (and as may be modified by GIL from time to time), and will operate in accordance with such specifications.

              GIL will provide not less than ninety (90) days advance notice to Distributor of any change or modification in the specifications of the Products; provided, however, that any change or modification which in necessary to correct a major problem with the Products shall be implemented as promptly as possible. A major problem shall mean a software or hardware failure as a result of which the Product is unable to perform significant functions required to be performed by it. Further, GIL shall promptly provide necessary updates for all Products held by Distributor in inventory, and the cost of installing such shall be borne 80% by GIL and 20% by Distributor.

              GIL will install the Products at the Customer's Prepared Site within the time period specified in any such purchase order, the cost of which will be included in the List Price for any of such Products, and will notify Distributor upon the completion of the installation. Distributor's customers shall be solely responsible for all costs incurred in connection with the creation and preparation of the Customer's Prepared Site and will provide access to GIL at such site sufficient to enable GIL's delivery and installation of the Products.

              Distributor shall have the right prior to shipment, upon prior notice to GIL and during normal business hours, to inspect the Products to be delivered by GIL hereunder, at Distributor's sole expense, at the facilities where such Products are being produced and at any warehouse at which such Products are being stored, for purposes of quality control.

              All risk of loss to the Products shall be borne by GIL until the installation of the Products at Customer's Prepared Site as specified in Distributor's purchase order. Except with respect to Products held by Distributor in inventory, all title and ownership rights to the Products shall pass to customer upon delivery to the Customer's Prepared Site.

              Distributor shall have the right to sell the Products to the Protected Customers at any price determined by it at retail or above.

              If Finx shall complete a Qualified Financing, Finx shall contribute to Distributor such funds as are necessary to enable Distributor to purchase, and Distributor shall purchase, Products having a Purchase Price, determined in accordance with Section 5.1 of this Agreement, of three million dollars ($3,000,000), less the Purchase Price to Distributor of any Products theretofore purchased by Distributor. For purposes of this Section 4.8, the Purchase Price shall include shipping to and installation at the Customer's Prepared Site. Such Products shall be delivered in accordance with Distributor's reasonable instructions. If such Products are being delivered to Distributor's warehouse, GIL shall also be responsible for freight to Distributor's warehouse. All of such Products sold to Distributor pursuant to this Section 4.8 shall


                              Exhibit 10 - Page 4
be owned by Distributor upon delivery to the carrier and held by Distributor as inventory. To the extent that Distributor has Products in inventory, Distributor shall sell such Products prior to selling new Products. Distributor shall have no further payment obligations with respect to the units delivered pursuant to this Section 4.8. Except as provided in this Section 4.8, Distributor shall have no obligation to maintain an inventory. If GIL has an order to sell Products to a customer that is not a Protected Customer at a time when Distributor has in inventory Products purchased pursuant to this Section 4.8, GIL shall purchase such Products from Distributor at an amount equal to the Purchase Price paid by Distributor, and Distributor shall sell such Product to GIL. GIL shall be responsible for any freight charges for moving such Products from Distributor's warehouse to the Customer's Prepared Site. The Purchase Price payable pursuant to this Section 4.8 is based on a projected sale by Distributor at the retail price. If any of such Products are sold by Distributor at the GSA Price to a customer eligible for the GSA Price, GIL shall promptly pay Distributor an amount equal to the excess of Distributor's Purchase Price for a retail sale and over Distributor's Purchase Price for a GSA sale.

              In the event that the payment of the three million dollars ($3,000,000) to be made pursuant to Section 4.8 of this Agreement is not received by Georal by 5:30 P.M., New York City time on December 18, 2003, GIL, Georal and Risi shall have the right to terminate this Agreement immediately on written notice to Finx and Distributor. Finx and Distributor will not wire funds subsequent to 5:30 P.M., New York City time on December 18, 2003 without the consent of GIL, Georal, Risi or their counsel. In the event of such termination, the relationship among the parties shall be governed by the Original Agreement.

              As an additional license fee, Distributor shall pay to GIL or Georal, as they may instruct Distributor, the sum of five hundred thousand dollars ($500,000) not later than January 15, 2004 and a second payment of five hundred thousand dollars ($500,000) not later than February 15, 2004. Finx shall provide Distributor with the fund necessary to make this payment.

    Payment Terms.

              Distributor shall pay GIL for each Product purchased under this Agreement, an amount equal to the List Price for such Products, less the Applicable Percentage (the "Purchase Price"). Exhibit C to this Agreement sets forth the List Prices which are effective as of the date of this Agreement. The Purchase Price shall not, except as provided in Section 4.8 of this Agreement or as otherwise agreed by the parties, include the costs of freight, insurance and sales taxes, if any, and all other costs necessary to deliver the Products to the Customer's Prepared Site as specified in Distributor's purchase order, all of which costs shall be borne solely by Distributor or its customer.

              Except as provided in Section 4.8 of this Agreement, Distributor shall pay the Purchase Price for all Products purchased from GIL hereunder not later than the thirty (30) days after receipt by Distributor of payment from its customer. All payments shall be made in United States dollars.

              GIL shall promptly notify Distributor, in writing, of any change in the List Prices during the Term of this Agreement and any such change in List Prices shall only be effective with respect to purchase orders issued by Distributor sixty (60) or more days after the date of any such notification; provided, however, than any reduction in List Price shall become effective immediately and shall apply to pending orders.

              Notwithstanding the foregoing or any other provision of this Agreement to the contrary, in the event that GIL sells Products to any customer at a price less than the List Prices, Distributor shall be entitled to purchase such Products from GIL at any such lower price (the "Most Favored Nations Price"). Notwithstanding the foregoing, the Most Favored Nations Price shall only be available to Distributor with respect to purchase orders placed by Distributor which are identical in quantity and kind to the purchase order of the customer of GIL which was entitled to a purchase price less than the List Prices. GIL will promptly notify Distributor of any circumstance in which it sells Products at purchase prices less than the List Prices therefor.

              In the event that Distributor receives a deposit in connection with the order of any Product (other than a Product to be shipped by Distributor from its inventory that has already been paid for), Distributor shall pay to GIL two-thirds (2/3) of the deposit received by Distributor. Such payment will be made within fifteen (15) days after Distributor's receipt of the deposit.

    Representations and Warranties of the Parties.

              GIL hereby represents and warrants to Distributor the following:


                              Exhibit 10 - Page 5

                   GIL is a corporation, duly organized, validly existing, and in good standing under the laws of the State of Delaware and has all requisite power and authority to own or lease its properties and carry on its business as now conducted. GIL is an affiliate of Georal by virtue of the ownership and/or control of both GIL and Georal by Risi.

                   All action on the part of GIL necessary for the authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, has been properly taken and obtained by it and this Agreement constitutes a valid and legally binding obligation of GIL enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

                   There is no action, suit, proceeding, or investigation pending or, to the knowledge of GIL, threatened against GIL or Georal which in any way relates to the validity of this Agreement or the right of GIL to enter into, to consummate this Agreement and the transactions contemplated hereby.

                   The authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not result in any violation or be in conflict with or constitute, with or without the passage of time or giving of notice, a default under GIL's certificate of incorporation or by-laws or any instrument, judgment, order, writ, decree or agreement to which GIL, Risi or Georal is a party or by which GIL, Risi or Georal is bound.

                   No consent, approval, order, authorization, registration, qualification, license, permit, designation or declaration of, or other filing with or notification to, any foreign and/or domestic federal, state or local governmental authority or agency or any third party (including Georal) is required in connection with the authorization, execution, delivery and performance of this Agreement or the sale and distribution of the Products as contemplated hereby.

                   By virtue of the Exclusive License, GIL is the sole and exclusive world-wide licensee of all of the GIL Intellectual Property. To the best of its knowledge, the GIL Intellectual Property does not infringe upon the rights of any third party. All rights to the GIL Intellectual Property have been transferred and assigned by Risi to GIL or Georal. On the date of the execution of the Exclusive License, Risi was not insolvent and exclusively licensed such rights to GIL, free and clear of all liens, claims and encumbrances whatsoever. All rights to modifications, improvements, alterations or new products hereafter created to, or with respect to, the Products, will be exclusively licensed to GIL under the Exclusive License and no third party (other than Risi), shall have any rights thereto. The Exclusive License, a copy of which is annexed hereto as Exhibit A, shall be in full force and effect and not in default by either party thereto, nor is there any event existing which, with or without the passage of time, will constitute any default thereunder.

                   Neither Risi nor GIL has granted any third party any distribution rights for the Products for any of the Protected Customers.

                   Except as set forth in this Section 6.1 or as otherwise expressly provided in this Agreement, GIL has made no other representations or warranties to Distributor in connection with this Agreement or the transactions contemplated by this Agreement.

              Finx and Distributor hereby jointly and severally represent and warrant to GIL the following:

                   Each of Finx and Distributor is a corporation, duly organized, validly existing, and in good standing under the laws of Delaware and has all requisite power and authority to own or lease its properties and carry on its business as now conducted.

                   All action on the part of each of Finx and Distributor necessary for the authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, has been properly taken and obtained by it and this Agreement constitutes a valid and legally binding obligation of Finx and Distributor enforceable in accordance with its terms, except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium, or other laws affecting generally the enforcement of creditors' rights and by general principles of equity.

                   There is no action, suit, proceeding, or investigation pending or, to the knowledge of Finx or Distributor, threatened against the Finx or Distributor which in any way relates to the validity of this Agreement or the right of Finx or Distributor to enter into or to consummate this Agreement and the transactions contemplated hereby.


                              Exhibit 10 - Page 6

                   The authorization, execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not result in any violation or be in conflict with or constitute, with or without the passage of time or giving of notice, a default under Finx' or Distributor's certificate of incorporation or by-laws or any instrument, judgment, order, writ, decree or agreement to which Finx or Distributor is a party.

                   Except as set forth in this Section 6.2 or as otherwise expressly provided in this Agreement, neither Finx nor Distributor has made any other representations or warranties to GIL in connection with this Agreement or the transactions contemplated by this Agreement.

                   Finx and Distributor covenant that Distributor has and will continue to have the ability to market the Products.

              Risi hereby represents and warrants to Finx and Distributor as follows:

                   Risi is the sole owner of the Patents and the other GIL Intellectual Property, and has not and will not grant any right, title or interest in, or grant any pledge, security interest or other encumbrance with respect to, any of the Patents or other GIL Intellectual Property to any person except the license to GIL pursuant to the Exclusive License or as otherwise provided in this Agreement

                   All of the representations and warranties of GIL pursuant to
Section 6.1 of this Agreement are true and correct in all material respects.

                   Risi is the sole record and beneficial owner of all of the capital stock of GIL and Georal, and no options, warrants, rights, convertible securities or other instruments upon the exercise or conversion of which or pursuant to the terms of which any class of equity security of GIL may be issued.

              Finx covenants that it will provide all funds necessary to enable Distributor to carry out its obligations under this Agreement.

    Books and Records, Inspection.

              Each of GIL and Distributor shall maintain complete and accurate books of account and records containing all information relating to purchases and sales of Products and the List Prices thereof and service and maintenance thereof. Such books and records shall be maintained at each of the parties' principal place of business, or at such other location as each of the parties shall notify the other. Finx and Distributor, on the one hand, and GIL, Georal and Risi, on the other hand, shall have the right to inspect, examine and copy and otherwise audit all books and records of the other party in order to verify compliance with financial obligations under this Agreement. Such audit or investigation may be conducted by the parties or their outside accounting or consulting firm. Any such inspection shall be conducted at the expense of the party conducting such inspection; provided, however, that if the inspection, it is determined that the inspecting party is entitled to at least ten percent (10%) more that the other party reported, the other party shall reimburse the inspecting party for its expenses.

              If the parties are not able to resolve the dispute relating to the amount of money due one party from the other party within thirty (30) days after the date a party gives the other party notice, or such longer period as they may agree upon, the matter shall be submitted to binding arbitration in New York City under the rules then obtaining of the American Arbitration Association. The decision of the arbitrator(s) shall be final, binding and conclusive on all parties and may be entered in any court having jurisdiction. The arbitrator(s) shall have no power or authority to modify or amend any provisions of this Agreement. The arbitrator(s) may, in his or their discretion, award costs and fees and shall have the power to grant injunctive relief.

    Product Warranties.

              GIL represents and warrants to Distributor and to any customer that Distributor or its resellers or subdistributors place Products, whether as a sale or lease or otherwise, that the Products will operate in accordance with the specifications for a period of one year from the date of installation of the Products at the Customer's Prepared Site.

              GIL will maintain in force and effect during the Term hereof, at its cost, product liability insurance covering the Products sold or leased by Distributor hereunder, in such amounts as GIL shall reasonably determine based on


                              Exhibit 10 - Page 7
the nature of the risks. Any such insurance policy shall name Distributor and the Protected Customer, as applicable, as loss payees. Upon request by Distributor, GIL will furnish Distributor with a certificate of insurance or other evidence of such insurance being in force and effect.

    Infringement.

              GIL will defend, at its expense, any action or proceeding (or portion thereof) brought against Distributor based on an Indemnification Claim. An Indemnification Claim shall mean any claim, action or proceeding (or portion thereof) brought against Distributor or Finx based solely on a claim that the Product, infringes on the proprietary rights of others. GIL will indemnify and hold harmless Distributor, Finx and Distributor's customers from and against any damages which are awarded by a judgment or court order, final beyond right of review, against Distributor and any of its customers in such action which are attributable to such an Indemnification Claim. GIL shall have the sole right to control the defense of the action and to compromise or settle any claim.

              If an Indemnification Claim is made against Distributor or Finx, GIL shall have the right, in its discretion and at its sole cost and expense, either to (a) make such modifications so that the infringing Product is not infringing or (b) obtain for Distributor and its customer the right to continue to use the Product.

              In the event that Distributor or Finx shall receive notice of any claimed infringement by any Product on the proprietary rights of any other person or in the event that an action is commenced against the Distributor alleging an Infringement Claim, Distributor or Finx shall give prompt written notice thereof (promptness being based on the time when such party has actual notice of any such claim or action) to GIL, and GIL shall defend the action as provided in Section 9.1 of this Agreement. GIL shall not accept any settlement that imposes liability not covered by this Section 9 or restrictions on Distributor, without Distributor's prior written consent, which consent shall not be unreasonably withheld or delayed. GIL will not be responsible for any settlement it does not approve in writing. Distributor or Finx may participate in the defense of any claim through its own counsel, and at its own expense.

              The obligations of GIL pursuant to Section 9.1 of this Agreement shall not apply if Distributor or any other person, including any customer, shall have modified or caused the modification of the Product without the prior written approval of GIL.

              If Distributor shall become aware of an infringement by any person on the proprietary rights of GIL, Distributor shall promptly advise GIL, and GIL shall take such action, if any, against the alleged infringing party, as it, in its sole discretion, deems appropriate. GIL shall pay all costs in prosecuting such claim and shall be entitled to any awards which are granted or negotiated.

    Issuance of Preferred Stock.

              In consideration of the agreements of Risi and GIL and Georal, which are owned by Risi, contained in this Agreement and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Finx will issue to Risi, on or as soon as practical after the payment by Distributor pursuant to Section 4.8(a) of this Agreement, 5141.69 shares of Finx' Series C $1 Convertible Preferred Stock (the "Shares"), on substantially the terms set forth on Exhibit C to this Agreement. Such shares have been duly and validly authorized and, when issued pursuant to this Agreement, will be duly and validly authorized and issued, fully paid and non-assessable.

              Risi understands that the issuance of the Shares is being made only by means of this Agreement. Risi understands that Finx has not authorized the use of, and Risi confirms that he is not relying upon, any other information, written or oral, other than material contained in this Agreement and the material which Finx has filed with the Securities and Exchange Commission (the "Commission"). Risi has read and understands Finx' financial statements which are included in Finx' filings with the Commission, is aware of Finx' continuing losses, significant working capital deficiency, deficiency in stockholders' equity and negative cash flow from operations, and that the purchase of the Shares involves a high degree of risk. Furthermore, Risi acknowledges that Finx has not made, and Risi is not relying in any manner upon, any projections or forecasts of future operations.

              Risi represents to Finx that he is an accredited investor within the meaning of Rule 501 of the Commission under the Securities Act of 1933, as amended (the "Securities Act") and he understands, and has been advised by counsel as to, the meaning of the term "accredited investor." Risi further represents that he has such knowledge and experience in financial and business matters as to enable him to understand the nature and extent of the risks involved in acquiring the Shares. Risi is fully aware that such investments can and sometimes do result in the loss of the entire investment. Risi has


                              Exhibit 10 - Page 8
engaged his own counsel and accountants to the extent that he deems it necessary. Risi is aware that Finx does not have sufficient shares of its common stock, par value $.01 per share ("Finx Common Stock") available for issuance upon conversion of the Shares, and that the ability of Risi to convert the Shares into Finx Common Stock is subject to an amendment to Finx' certificate of incorporation, all as set forth in Section 4 of the Statement of Designations for the Series C Preferred Stock, which is attached as Exhibit D to this Agreement. The Statement of Designation, when filed with the Secretary of State of Delaware, will be in substantially the form of said Exhibit D.

              Risi is acquiring the Shares pursuant to this Agreement for investment and not with a view to the sale or distribution thereof, for his own account and not on behalf of others; has not granted any other person any interest or participation in or right or option to purchase all or any portion of the Shares; is aware that the Shares are restricted securities within the meaning of Rule 144 of the Commission under the Securities Act, and may not be sold or otherwise transferred other than pursuant to an effective registration statement or an exemption from registration; and understands and agrees that the certificates for the Shares shall bear Finx' standard investment legend. Risi understands that he has no registration rights with respect to the Shares. Risi understands the meaning of these restrictions.

              Risi will not transfer any Shares except in compliance with all applicable federal and state securities laws and regulations, and, in such connection, Finx may request an opinion of counsel reasonably acceptable to Finx as to the availability of any exemption.

              Risi represents and warrants that no broker or finder was involved directly or indirectly in connection with Risi's acquisition of the Shares pursuant to this Agreement. Risi shall indemnify Finx and hold it harmless from and against any manner of loss, liability, damage or expense, including fees and expenses of counsel, resulting from a breach of Risi's warranty contained in this Section 10.6.

              Risi shall have the registration rights set forth on Exhibit E to this Agreement.

              Finx covenants that it will solicit stockholder vote to approve the amendment to its certificate of incorporation which will enable the Shares to be converted into Finx Common Stock.

              Finx covenants that it will not issue Series C Convertible Preferred Stock to any person other than Risi without Risi's consent..

    Events of Default and Termination.

              The following occurrences shall constitute events of default under this Agreement ("Events of Default"):

                   The failure of Distributor to pay the Purchase Price for all Products purchased by Distributor under this Agreement, when due in accordance with the provisions of this Agreement; provided that Distributor receives notice thereof from GIL and does not cure such failure within thirty (30) business days after receipt of such notice.

                   The breach by GIL or Distributor, as the case may be, of any of their respective material representations, warranties, covenants or obligations under this Agreement (other than as provided in Section 11.1(a) of this Agreement), provided that the breaching party receives notice thereof from the party claiming such breach and fails to cure any such breach within thirty
(30) days after such notice.

              In the event of the occurrence of an Event of Default, GIL or Distributor, as the case may be, shall have the right to institute an action to recover any damages which may result therefrom and/or to exercise any other legal or equitable rights or remedies provided for hereunder or otherwise available under applicable law. Notwithstanding the foregoing, neither GIL nor Distributor shall have the right to terminate this Agreement upon the occurrence of any Event of Default, the sole right of either party to terminate this Agreement being based upon and subject to the consummation of a written instrument signed by both GIL and Distributor agreeing to such termination, except for an Event of Default by Distributor relating to the failure by Distributor to make payment required under this Agreement.

              In the event of any termination of this Agreement, whether upon the expiration of the Term or pursuant to this Section 11, Distributor shall immediately discontinue all marketing, sales and promotional activities in connection with Products, as well as all distribution and sale of Products and all use of the GIL Intellectual Property, except that Distributor shall have a period of up to nine (9) months after any such termination to market and sell or lease all inventory of Products and to fulfill all purchase orders therefor which were issued to Distributor on or prior to the date of any such termination,


                              Exhibit 10 - Page 9
provided that Distributor fully pays the Purchase Price for such Products as provided in this Agreement. Distributor will furnish GIL with reports of all such sales.

              If Finx fails to amend its certificate of incorporation in a manner to enable the Shares to be converted into Finx Common Stock, Risi shall have the right to terminate this Agreement and any other agreements between the parties.

    Manufacturing License.

              GIL hereby grants to Distributor the full right and license to manufacture (the "Manufacturing License"), including the right to sublicense the manufacture of, Products, on and subject to the terms of this Section 12, and to use the Patents in connection therewith; and Risi consents to the grant of the Manufacturing License. The Manufacturing License shall include the right to modify any Product and manufacture or have manufactured any Product so modified.

              GIL agrees to provide to Distributor, as and when requested by Distributor, with such Know-how and Know-how Documentation as GIL may deem appropriate or as Distributor may, from time to time, reasonably request, in order to enable Distributor or a sublicensee to manufacture Products. Such material shall include the source code for the software incorporated in the Product magnetically or optically stored and such supporting know-how documentation as is necessary for a reasonably competent programmer to routinely maintain such software. All drawings, blueprints, specifications, operating data and other written information constituting know-how documentation shall be in the English language and shall be copies of current drawings, blueprints, specifications, operating data and other written information, and GIL shall, on an ongoing basis, update the material required to be delivered pursuant to this
Section 12.2.

              If requested by Distributor, GIL shall provide without charge up to two days of training to Distributor or a sublicensee. Distributor or the sublicensee shall pay GIL for its actual out of pocket cost for any training in excess of the two days referred to in the preceding sentence.

              At Distributor's request, GIL and Risi shall place the source code for the software in escrow with GIL's attorney pursuant to an escrow agreement. The escrow agreement shall be in a standard form of software escrow agreement. If software is held in escrow pursuant to this Section 12.4, GIL shall update the software as and when necessary to insure that the copy of the source code which is held in escrow is the current source code for the software.

              Notwithstanding any other provisions of this Section 12, the Manufacturing License shall not become effective and GIL's obligations with respect to the Manufacturing License shall not take effect until any one or more of the following events occurs:

              Distributor shall have placed orders for more than five thousand (5,000) units of Product in any calendar year and GIL shall have failed to meet this demand.

              GIL shall have advised Distributor that it is unable to meet the delivery schedule set forth on Distributor's purchase orders; provided that Distributor shall have requested delivery dates which are reasonable based on its existing and expected orders or commitments.

              GIL shall have discontinued production of any Product or advised Distributor or announced its intention to discontinue such production; provided, however that the Product shall be a then-current Product for which Distributor has a demand.

              Any Product shall have failed to meet the specifications for such Product, regardless of GIL's compliance with its warranty obligations and such failure shall have continued on more than an isolated case basis.

              If GIL, Risi or Georal shall consent to the appointment of a receiver, trustee or liquidator of itself or of a substantial part of its or his property, or shall admit in writing its or his inability to pay its or his debts generally as they become due, or shall make a general assignment for the benefit of creditors, or shall file a voluntary petition in bankruptcy, or an answer seeking reorganization in a proceeding under any bankruptcy law (as now or hereafter in effect) or an answer admitting the material allegations of a petition filed against it or him in any such proceeding, or shall by voluntary petition, answer or consent, seek relief under the provisions of any other now existing or future bankruptcy or other similar law providing for the reorganization or winding up of corporations, or an arrangement, composition, extension or adjustment with its or their creditors, or shall, in a petition in bankruptcy filed against it, him or them be adjudicated a bankrupt, or GIL or Georal or their directors or a majority of its stockholders shall vote to dissolve or liquidate such corporation.


                              Exhibit 10 - Page 10

                   If an involuntary petition shall be filed against the GIL, Risi or Georal seeking relief against it or him under any now existing or future bankruptcy, insolvency or other similar law providing for the reorganization or winding up of corporations, or an arrangement, composition, extension or adjustment with its or their creditors, and such petition shall not be vacated or set aside within ninety (90) days from the filing thereof.

                   If a court of competent jurisdiction shall enter an order, judgment or decree appointing, without consent of GIL, Risi or Georal, a receiver, trustee or liquidator of it or him or of all or any substantial part of its or his property or approving a petition filed against it or him seeking a reorganization or arrangement under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state thereof, or any substantial part of its or his property shall be sequestered; and such order, judgment or decree shall not be vacated or set aside within ninety (90) days from the date of the entry thereof.

                   If, under the provisions of any law for the relief or aid of debtors, any court of competent jurisdiction shall assume custody or control of the GIL, Risi or Georal or of all or any substantial part of its or his property and such custody or control shall not be terminated within thirty (30) days from the date of assumption of such custody or control.

                   In the event that Distributor shall sell any Products manufactured pursuant to the Manufacturing License, Distributor shall pay GIL a royalty (the "Manufacturing Royalty") equal to twenty percent (20%) of the applicable List Price on all such Products, based on collections by Distributor. The Manufacturing Royalty shall be paid on a quarterly basis, based on collections by Distributor during a calendar quarter, with payment being made not later than the twentieth (20th) day following the end of each calendar quarter. Each payment of the Manufacturing Royalty shall be accompanied by a schedule setting forth the receipts during the quarter and the computation of the Manufacturing Royalty.

                   No Manufacturing Royalty shall be paid on any sale until Distributor shall have received payment of the full purchase price; provided, however, that if Distributor shall have been unable to collect the full amount of the sales price for the Product, the Manufacturing Royalty shall be a fraction of the retail or GSA price, as the case may be, that the amount collected bears to the retail or GSA price.

    Financing.

              In the event that Finx or Distributor introduces GIL or Georal to a financing source(s) and the financing source provides equity or debt financing, including equipment financing, to GIL or Georal which is accepted by it during the Term of this Agreement, Finx shall receive a fee in an amount mutually agreed upon between GIL and Finx, based on customary fees payable to medium size investment banking firms, but in no event shall the fee be greater than five percent (5%) of the first one million dollars ($1,000,000), four percent (4%) of the second one million dollars ($1,000,000), three percent (3%) of the third one million dollars ($1,000,000), two percent (2%) of the fourth one million dollars ($1,000,000), and one percent (1%) of any consideration in excess of four million dollars ($4,000,000),. Any such fee will be paid to Finx simultaneously with GIL's or Georal's receipt of such financing proceeds. This
Section 13 shall apply to any affiliates of GIL, Georal or Risi that are engaged in a business relating to the Products.

              In the event that GIL undertakes an initial public offering of its securities at any time during the Term of this Agreement, Finx shall have the right, for a period of thirty (30) days from the date it receives notice of GIL's intention to undertake such offering to introduce GIL to an underwriter on terms acceptable to GIL.

              Any financial consulting or similar services to be performed by Finx or Distributor shall be performed pursuant to a separate agreement between Finx and/or Distributor and GIL. The failure of the parties to enter into an agreement pursuant to this Section 13 shall not be deemed a breach of this Agreement.

         Force Majeure. Neither party shall be liable for any failure or delays to perform its obligations under this Agreement when such failure or delay, directly or indirectly, is caused by or in any manner arises from circumstances outside such party's control, including, without limitation, fires, floods, accidents, riots, acts of God, war, acts of public enemies, governmental interference, labor difficulties, industrial disputes, shortages of fuel, power, materials or supplies or transportation delays; provided, however, that the party failing to perform or delayed in its performance shall notify the other party of such cause as soon as practicable.

         Independent Contractors. In all matters relating to this Agreement, Finx and Distributor, on the one hand, and Risi, GIL and Georal, on the other hand, shall act as independent contractors, neither shall be the employee, joint venturer, partner or agent of the other, and each shall assume any and all liability for its own acts. Neither Finx and Distributor, on the one


                              Exhibit 10 - Page 11
hand, and Risi, GIL and Georal, on the other hand, shall have any authority to assume or create obligations, express or implied, on behalf of the other party or any subsidiary or affiliate of the other party, and neither party shall have any authority to represent the other party as its agent, employee, partner or in any other capacity.

    Public Statements. Neither Finx and Distributor, on the one hand, and Risi, GIL and Georal, on the other hand, shall release any information concerning this Agreement or the transactions contemplated hereby which is intended for or may result in the public dissemination thereof, without first obtaining the other party's written consent prior to the release thereof. Nothing contained in this
Section 16 shall prohibit Finx from releasing any such information to the extent required by applicable law or issuing any press release announcing this Agreement or the transaction contemplated hereby.

    Confidentiality.

         Unless and to the extent required by applicable law, Distributor shall not disclose any of the GIL Intellectual Property which is conspicuously marked or otherwise designated in writing by GIL as "Confidential and Proprietary Information," except as required in connection with Distributor's activities under and in connection with this Agreement. Notwithstanding the foregoing, Distributor shall not be under any such prohibition with respect to any information or documentation concerning the GIL Intellectual Property which is published or otherwise in the public domain other than as a result of Distributor's breach of the aforementioned confidentiality covenant or which is disclosed to Distributor by a person not having an obligation of confidentiality to GIL or which is developed by Distributor independently of any GIL Intellectual Property or which is disclosed by GIL without a confidentiality restriction.

         In the event that Distributor is, pursuant to, or required by, applicable law, regulation or legal process, to disclose any of GIL's Intellectual Property, Distributor will notify GIL promptly so that GIL may, at its cost, seek a protective order or other appropriate remedy or, its sole discretion, waive compliance with the terms of this Agreement. Distributor shall not disclose any GIL Intellectual Property until the court has made a ruling. In the event that no such protective order or other remedy is obtained, or in the event that the disclosing party waives compliance with the terms of this Section 17, Distributor will furnish only that portion of the Confidential Information which it is advised by counsel is legally required.

    Right of First Refusal.

         Risi agrees that he will not transfer any of the GIL Intellectual Property or any shares of any class of capital stock of GIL or Georal (whether presently owned by him or subsequently acquired by him) and GIL or Georal will not issue shares of their capital stock except in compliance with this Section
18. Each of GIL and Georal agrees that it will not transfer all or substantially all of its business and assets or merge or consolidate with or into any corporation or other entity or transfer any of its rights relating directly or indirectly to the GIL Intellectual Property or the Products or permit any transfer of its capital stock except in compliance with this Section 18. The provisions of this Section 18 will also apply to any affiliate of Risi, GIL or Georal that is engaged in a business related to the Products.

         As used in this Section 18:

              The term "transfer," when used as a verb, shall mean to transfer, convey, assign, license (other than pursuant to the Exclusive License or this Agreement), encumber or otherwise dispose of in any manner, whether voluntarily or involuntarily, and whether for consideration or for no consideration. The word "transfer," when used as a noun, shall have the related meaning.

              The term "Covered Transfer" shall mean a transfer described in
Section 18.1 of this Agreement other than a transfer or issuance to a Permitted Transferee; provided, however, the Permitted Transferee agrees in writing, prior to his or her receipt of the securities, to be subject to the provisions of this
Section 18 with the same force and effect as if the Permitted Transferee were a signatory to this Agreement whose obligations were limited to this Section 18 and the definition of Permitted Transferee.

              The term "Subject Assets" shall mean the GIL Intellectual Property, the stock of GIL or Georal, all or part of the assets of GIL or Georal, or the rights relating to the Products, as the case may be. With respect to a proposed merger or consolidation, the Subject Assets shall mean the business and assets of GIL and/or Georal, as the case may be.

              A merger shall include an acquisition or disposition of all or substantially all of the assets of an entity, whether structured as a merger, consolidation or purchase or sale of assets or otherwise.


                              Exhibit 10 - Page 12

              In the event that Risi, GIL or Georal or any of their affiliates whose business related to the Products, as the case may be (the "Transferor"), proposes to effect or engage in a Covered Transfer, the Transferor shall give Finx notice of the terms of the proposed Covered Transfer, which notice shall be accompanied by a copy of a bona fide offer which sets forth the terms of the proposed Covered Transfer, shall identify the proposed transferee and include such information concerning the proposed transferee's background and financial condition as Finx may reasonably request. Finx shall have the option, (the "Finx Option") exercisable during the sixty (60) day period (the "Finx Option Period") following the date on which such notice is received by Finx, to purchase all, and not less than all, of the Subject Assets, on same terms as are set forth in the bona fide offer, except as provided in Section 18.4 of this Agreement. The Finx Option may be exercised by Finx or by an affiliate of Finx prior to the expiration of the Finx Option Period and shall be exercisable by notice to the Transferor stating that Finx or such affiliate elects to purchase all of the Subject Assets. Payment or, if the bona fide offer contemplates an installment transfer, the initial payment, if any, for the Subject Assets shall be made at a closing to be held within twenty (20) business days after the expiration of the Finx Option Period or such later date as is specified in the bona fide offer. If the bona fide offer provides for payment in installments, the balance of the purchase price shall be paid in installments as provided in the bona fide offer.

                   In the event that Finx or its affiliate fails to exercise the Finx option by 5:30 P.M., New York City time, on the last day of the Finx Option Period, the Transferor may, during the one hundred twenty (120) day period commencing on the day following the earlier of (x) the last day of the Finx Option Period or (y) the date that Finx advises the Transferor that it does not intend to exercise the Finx Option, transfer the Subject Assets to the transferee named in the bona fide offer at a price and on terms which are not more favorable to the transferee than those set forth in the bona fide offer. If the Transferor proposes to change the price or terms of the Covered Transfer to a price or terms that are more favorable to the transferee or if the Transferor shall not have completed the Covered Transfer prior to the expiration of such one hundred twenty (120) day period, the Transferor shall reoffer the Subject Assets to Finx on the revised terms in accordance with the provision of this
Section 18.

              In any transfer to Finx or its affiliate upon exercise of the Finx Option, the Transferor shall make representations and warranties with respect to his or its ownership of the Subject Assets, the absence of liens or other encumbrances on the Subject Assets, the valid, binding and enforceable nature of the agreement, that all necessary corporate or other approval necessary to effect the transfer to Finx or its affiliate has been taken and any other representations and warranties as are contained in the bona fide offer.

              If the Covered Transfer is a merger or consolidation or other transaction pursuant to which the stockholders of GIL or Georal are to receive shares of capital stock of another corporation or equity interests of another entity, and if Finx or its affiliate exercises the Finx Option, it may deliver to the stockholders of GIL or Georal, as the case may be, either cash or shares of Finx Common Stock, in either case having a value equal to the value of the securities to be delivered to the stockholders of GIL or Georal, as the case may be, pursuant to the bona fide offer. GIL or Georal shall have the right to determine whether payment pursuant to this Section 18.5 and Section 18.7 of this Agreement shall be in cash or shares of Finx Common Stock, provided, however, that if GIL or Georal elects that payment be made in cash, Finx shall have the right to revoke is exercise of its right of first refusal.

              The value of the Finx Common Stock shall be the average closing bid price for the Finx Common Stock for the twenty (20) trading days ending on the second day prior to the date that Finx or its affiliate exercises the Finx Option. The value of the any publicly-traded securities to be received by any Transferor in any proposed Covered Transfer shall be the average closing bid price for such securities for the twenty (20) trading days ending on the second day prior to the date that the Transferor gives Finx notice of the proposed Covered Transfer pursuant to Section 18.3 of this Agreement. The value of any securities which are not publicly traded shall, for purposes of this Section
18.6 and Section 18.7 of this Agreement, be determined by agreement of the parties; provided, that if the parties shall be unable to agree, the valuation shall be determined by as follows: Each party shall appoint one qualified appraiser and the two appraisers shall appoint a third. The value shall be the average of the three valuations provided that no valuation is more than ten percent (10%) more or less than the valuation by at least one other appraiser. A qualified appraiser shall be a persons having experience in valuing privately owned companies. Each party shall pay the fees and expenses of its appraiser and the parties shall each pay fifty percent (50%) of the fees and expense of the third appraiser.

              If the proposed Transfer is a merger in which GIL or Georal is the surviving entity, the purchase price payable by Finx or its affiliate upon exercise of the Finx Option, shall be the value of the entity which is being merged into GIL or Georal, determined as provided in Section 18.6 of this Agreement, which may be paid in cash or in shares of Finx Common Stock, as GIL or Georal shall determine.


                              Exhibit 10 - Page 13

              The stock certificates representing the shares of capital stock of GIL and Georal (other than shares of GIL which are owned by Finx) shall bear the following legend:

    THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO A RIGHT OF FIRST REFUSAL IN FAVOR OF THE FINX GROUP, INC. PURSUANT TO AN AMENDED AND RESTATED EXCLUSIVE DISTRIBUTION AGREEMENT DATED DECEMBER , 2003, BY AND AMONG THE FINX GROUP, INC., SECURED PORTAL SYSTEMS, INC., ALAN J. RISI, GIL SECURITY SYSTEMS, INC., AND GEORAL INTERNATIONAL, LTD., A COPY OF WHICH IS AVAILABLE FOR INSPECTION AT THE OFFICES OF THE ISSUING CORPORATION.
              Risi, GIL and Georal jointly and severally represent and warrant that, except for shares of GIL owned by Finx, Risi is the only holder of any class of capital stock of either GIL or Georal and that there are not outstanding any options, warrants, rights or convertible debt or equity securities or agreements or understandings upon the exercise or conversion of which or pursuant to the terms of which additional shares of any class of capital stock of GIL or Georal may be issued.

              Neither GIL nor Georal shall issue or transfer any shares of any class of capital stock except in compliance with this Section 18.

         Miscellaneous.

              Sole and Entire Agreement. This Agreement, including the Exhibits hereto, constitutes the sole and entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, representations, warranties, statements, promises, information, arrangements and understandings, whether oral or written, express or implied, between the parties hereto with respect to the subject matter hereof and may not be changed or modified except by an instrument in writing signed by the party to be bound thereby which expressly refers to this Agreement and states that it is a modification or waiver. No course of conduct or dealing or trade usage or custom or course of performance by the parties hereto shall constitute or be relied upon as a modification, supplement, or waiver of any provision of this Agreement. This Agreement has been subject to the mutual consultation, negotiation and agreement of the parties hereto and shall not be construed for or against any party hereto on the basis of such party having drafted this Agreement.

              Brokers. The parties hereto each agree and represent and warrant to the other that no broker or finder was in any way instrumental or had any part in bringing about this transaction. Each of the parties hereto hereby agrees to defend, indemnify and hold the other harmless from and against any loss, liability, claim, cost or expense (including reasonable counsel fees) resulting from any claim that may be made against the other by any broker, finder or other person or entity claiming a commission, fee, or other compensation by reason of this transaction based upon such indemnifying party's acts or omissions.

              Notices. All notices provided for in this Agreement shall be in writing signed by the party (or his counsel named below) giving such notice, and delivered personally or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, or by facsimile transmission or similar means of communication if receipt is confirmed by the recipient or if transmission of such notice is confirmed by mail as provided in this Section 19.3. Notices shall be deemed to have been received on the date of personal delivery or receipt of telecopy. Notices shall be sent to the parties at the following addresses:

If to Risi, GIL or Georal:                 If to Distributor or Finx:
-------------------------                  -------------------------
c/o GIL Security Systems, Inc.             c/o The Finx Group, Inc.
150-38 12th Avenue                         21634 Club Villa Terrace
Whitestone, NY 11357                       Boca Raton, FL 33433
Attn: Mr. Alan J. Risi                     Attn:  Mr. Lewis S. Schiller,
Fax: (718) 767-7909                               President and CEO
                                           Fax:  (561) 447-9896


with a copy to:                            with a copy to:
--------------                             --------------
Edmond J. Pryor, Esq.                      Esanu Katsky Korins & Siger, LLP
1925 Williamsbridge Road                   605 Third Avenue
Bronx, New York 10461                      New York, NY  10158
Fax: (718) 829-0032                        Attn: Asher S. Levitsky P.C.
                                           Fax: (212) 716-3338


                              Exhibit 10 - Page 14

              Any party may, by like notice, change the address, person or fax number to which notice shall be sent and the name of counsel to such party.

              Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Nothing contained in this Agreement is intended to confer upon any person or entity, any rights, benefits, obligations, remedies or liabilities under or by reason of this Agreement.

              Waiver. No waiver of any provision of this Agreement or of any breach thereof shall be effective unless in writing and signed by the party to be bound thereby. The waiver by either party hereto of a breach of any provision of this Agreement, or of any representation, warranty, obligation or covenant in this Agreement by the other party hereto, shall not be construed as a waiver of any subsequent breach or of any other provision, representation, warranty, obligation or covenant of such other party, unless the instrument of waiver expressly so provides.

              Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and to be performed entirely within such State without regard to principles of conflict of laws. Each party hereby (a) irrevocably consents and agrees that any legal or equitable action or proceeding arising under or in connection with this Agreement or any document or instrument delivered with respect to this Agreement, including an action to compel arbitration pursuant to Section 7.2 hereof or to enforce any arbitration award, shall be brought exclusively in any federal or state court in the County of New York, State of New York, (b) agrees that any process in any action commenced in such court under this Agreement may be served upon him either (i) personally, by certified or registered mail, return receipt requested, or by an overnight courier service which obtains evidence of delivery, with the same full force and effect as if personally served upon him in New York City or (ii) any other method of service permitted by law, and (c) waives any claim that the jurisdiction of any such tribunal is not a convenient forum for any such action and any defense of lack of in personam jurisdiction with respect thereto.

              Assignment. This Agreement shall not be assigned by any party without the prior consent of GIL or Distributor, as the case may be, except in connection with a merger or consolidation of a party or the sale by a party of all or substantially all of its business and assets. Any assignment contrary to the terms hereof shall be null and void and will not confer any rights or benefits upon the assignee thereof.

              Exclusive License. The Exclusive License will not be amended, modified, transferred or assigned, nor will any rights of Risi or GIL thereunder be encumbered at any time during the Term of this Agreement without the written consent of Distributor.

              Further Assurances. The parties hereto hereby agree that, at any time and from time to time after the date hereof upon the reasonable request of the other party hereto, they shall do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered, such further acts, deeds, assignments, transfers, conveyances, and assurances as may be reasonably required to more effectively consummate this Agreement and the transactions contemplated thereby or to confirm or otherwise effectuate the provisions of this Agreement.

              Expenses. Each party hereto represents and warrants to the other that it has been represented by counsel in connection with the negotiation, preparation, and consummation of this Agreement. Except as expressly provided in this Agreement, each of the parties hereto shall bear all of its respective costs and expenses incurred in connection with the negotiation, preparation, execution, consummation, performance and/or enforcement of this Agreement, including, without limitation, the fees and disbursements of their respective counsel, financial advisors and accountants. Notwithstanding the foregoing, in the event of any action or proceeding instituted by either party hereto to enforce the provisions of this Agreement and one party prevails on substantially all of the matters in dispute, the court may, in its discretion, award the party prevailing therein reimbursement by the other party of the legal costs and expenses incurred by the prevailing party in connection therewith.

              Counterparts. This Agreement may be executed in one or more counterparts, each of which, when executed and delivered, shall be deemed an original, but all of which when taken together, shall constitute one and the same instrument.

              Headings. The headings used in this Agreement have been used for convenience of reference only and are not to be considered in construing or interpreting this Agreement.

              Partial Invalidity. If one or more provisions of this Agreement are held to be unenforceable under applicable law, such provision(s) shall be excluded from this Agreement and the balance of this Agreement shall remain in full force and effect.


                              Exhibit 10 - Page 15

              Cumulative Remedies. Unless expressly provided to the contrary, no remedy set forth in this Agreement is exclusive of any other available remedy or remedies, whether legal or equitable, but each remedy is cumulative and in addition to every other right or remedy provided under this Agreement or now or hereafter existing at law or in equity. Either party hereto may pursue its rights and remedies concurrently or in any sequence and no exercise of one right or remedy shall be deemed to be an election of remedies.

              Grammar. Unless the context of this Agreement clearly requires otherwise, the plural includes the singular, the singular includes the plural, the part includes the whole, "including" is not limiting, and "or" has the inclusive meaning of the phrase "and/or." The words "hereof," "herein," "hereby," "hereunder" and other similar terms in this Agreement refer to this Agreement as a whole and not exclusively to any particular provision of this Agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                          THE FINX GROUP, INC.


                          By: ____________________________________
                              Lewis S. Schiller, President and CEO

                          SECURED PORTAL SYSTEMS, INC.


                          By: ____________________________________
                              Lewis S. Schiller, President and CEO


                              ------------------------------------
                              Alan J. Risi

                              GIL SECURITY SYSTEMS, INC.


                              By: ____________________________________
                                  Alan J. Risi, President and CEO

                              GEORAL INTERNATIONAL, LTD.


                              By: ____________________________________
                                  Alan J. Risi, President and CEO


                              Exhibit 10 - Page 16

Exhibit A

                                Exclusive License

[to be supplied]




                              Exhibit 10 - Page 17

Exhibit B

                               Protected Customers

Government Agencies

United States Treasury Department, including the Federal Reserve Bank and all branches thereof

United States Immigration and Naturalization Service and all customs facilities

United States Department of Home Land Security and any division of

United States Central Intelligence Agency and all other United States Government intelligence agencies, including but not limited to the United States National Security Agency, United States Defense Intelligence Agency

United States Department of Defense, including the Navy, Air Force, Army and Marines and all defense and military facilities, bases and equipment, and all defense contractors and subcontractors.

United States Justice Department, including the Federal Bureau of Investigation and all United States Federal Courts, and all state and local courts US Marshals

United States Department of State, including all United States Embassies.

United States Department of Energy, including all laboratories and other facilities managed by such department

All other departments, agencies and commissions of the United States and legislative and judicial bodies, departments, agencies or commissions.

The Government of Israel and all cities, regions, departments, agencies, committees, cities, including all military and defense organizations, facilities, bases and equipment and all defense contractors and subcontractors

All other foreign governments and all cities, regions, departments, agencies, committees, cities, including all military and defense organizations, facilities, bases and equipment and all defense contractors and subcontractors

Classes of Customers

All department stores and retail stores located in the United States, including retail and department stores located outside of the United States if the chain has a significant presence in the United States (i.e., stores in at least two major cities in the United States).

All convenience stores that are associated with the National Association of Convenience Stores ("NACS").

All domestic and foreign casinos

All domestic and foreign banks, insurance companies, brokerage and investment banking firms, mutual funds organizations and other financial institutions (other than (i) Deutsche Bank, Paine Weber, Citibank, State Street Bank, and UBS Warburg and (ii) affiliates of the financial institutions named in (i), including affiliates that are banks, insurance companies, brokerage and investment banking firms and mutual funds organizations)

All domestic and foreign malls

All domestic and foreign energy departments and utilities, including power plants, powered by any energy source

All domestic and foreign telephone, long-distance, wireless and other communications companies and their lines and facilities

All domestic and foreign stadiums and other athletic facilities or arenas and concert or music halls and theaters and entertainment facilities

All domestic and foreign office buildings, manufacturing plants, hotels and high rise buildings

All domestic and foreign airports and airport or transportation authorities and manufactures of aircraft and aircraft equipment


                              Exhibit 10 - Page 18

All domestic and foreign schools, universities or other education centers and facilities

All foreign courts, prisons, jails and prison systems or any correctional facility

All domestic and foreign ground, air, rail, sea or other transportation centers, facilities, terminals, stations or systems, including the authorities, whether governmental, quasi-governmental, private or otherwise, that operate or manage any of the foregoing and the equipment, including planes, trains, boats, ships, busses, used by them.

Corporations and other Entities

NCR Corp.

Sun Microsystems

Northrop Grumman

Lockheed

Boeing

Unisys

Bechtel

Mitre Corp.

Raytheon

Diebold

Hersh Electronics

Curtis Wright

Any domestic and foreign corporation or other business entity whose revenue is in excess of seven hundred fifty million dollars ($750,000,000), including any affiliates of any such entities


                              Exhibit 10 - Page 19

Exhibit C

                          Retail Prices and GSA Prices




                              Exhibit 10 - Page 20

Exhibit D

      Statement of Designation for Series C $1 Convertible Preferred Stock

         The designation of, the number of shares constituting, and the rights, preferences, privileges and restrictions relating to, the Series C $1 Convertible Preferred Stock are as follows:

        1. Designation and Number of Shares. The designation of this series of five thousand one hundred forty two (5,142) shares of preferred stock, par value $.01 per share ("Preferred Stock"), created by the Board of Directors of the Corporation pursuant to the authority granted to it by the certificate of incorporation of the Corporation is "Series C $1 Convertible Preferred Stock," which is hereinafter referred to as the "Series C Preferred Stock." In the event of the conversion of shares of Series C Preferred Stock into this Corporation's common stock, par value $.01 per share ("Common Stock"), pursuant to Section 4 of this Statement of Designations, or in the event that the Corporation shall acquire and cancel any shares of Series C Preferred Stock, the shares of Series C Preferred Stock so converted or otherwise acquired and canceled shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors, and the number of authorized shares of Series C Preferred Stock shall be reduced by the number of shares so converted or otherwise acquired and canceled. In addition, if the Corporation does not issue the maximum number of shares of Series C Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series C Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series C Preferred Stock then issued or reserved for issuance. The number of shares by which the Series C Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such stock is once more designated as part of a particular series by the Corporation's Board of Directors. The Board of Directors shall cause to be filed with the Secretary of State of the State of Delaware such certificate as shall be necessary to reflect any reduction in the number of shares constituting the Series C Preferred Stock, and, at such time as all of the shares of Series C Preferred Stock have been converted or otherwise acquired by the Corporation, a certificate reflecting the termination of the Series C Preferred Stock as a separate series of Preferred Stock. The Series C Preferred Stock is on a parity with the Company's Series A 4% Preferred Stock and the Series B $8 Voting Convertible Redeemable Preferred Stock as to dividends and upon voluntary or involuntary liquidation, dissolution or winding up.

        2. Dividend Rights. The holders of the Series C Preferred Stock shall be entitled to receive, out of funds of this Corporation legally available therefor, a dividend per share of Series C Preferred Stock equal to $1.00 (the "Annual Dividend") before dividends are payable with respect to any shares of Common Stock or any shares of any other class or series of capital stock of the Corporation which is junior to the Series C Preferred Stock as to dividends. The Annual Dividend shall be payable on December 31 of each year, commencing December 31, 2004 (the "Dividend Payment Date"), to holders of Series C Preferred Stock of record on December 15th of such year. Notwithstanding the foregoing, if, on the Dividend Payment Date, the Corporation does not have sufficient cash to enable it to pay the Annual Dividend, after establishing such reserves as the Board of Directors deems necessary for the Corporation's business, the Corporation shall defer payment of such dividend until it has sufficient available cash to enable it to make such payment and to pay any dividends on any other class or series of capital stock which is on a parity with the Series C Preferred Stock as to dividends. The Corporation shall not be required to incur debt in order to pay the Annual Dividend. The full amount of the Annual Dividend shall be deemed to accrue on the applicable Dividend Payment Date.

        3. Voting Rights.

              (a) Except as otherwise provided by law or this Statement of Designations, the holder of each share of Series C Preferred Stock shall have no voting rights.

              (b) The vote of the holders of a majority of the outstanding shares of Series C Preferred Stock shall be required for any amendment to this Statement of Designations.


                              Exhibit 10 - Page 21

              (c) If the vote of the holders of the Series C Preferred Stock is required in connection with any merger or consolidation or a sale of all or substantially all of the Corporation's business and assets, the holders of the Series C Preferred Stock shall vote with the holders of the Common Stock (and any other classes or series of capital stock that have similar voting rights) on an "as-if converted" basis.

              (d) The separate vote of the holders of the Series C Preferred Stock shall not be required to increase or decrease the number of authorized shares of Preferred Stock.

              (e) If the holders of the Series C Preferred Stock shall be entitled to vote as a class, each share of Series C Preferred Stock shall be entitled to one vote, and the consent of the holders of the Series C Preferred Stock may be given at a meeting of the holders of the Series C Preferred Stock or by a written consent of the holders of a majority of the outstanding shares of Series C Preferred Stock.

              (f) The Corporation may create other series of Preferred Stock or capital stock which may be senior to, junior to or on a parity with the Series C Preferred Stock as to dividends or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series C Preferred Stock.

        4. Conversion into Common Stock.

              (a) (i) Each holder of the Series C Preferred Stock will have the right, at any time and from time to time from and after, but not before, the Availability Date, as hereinafter defined, to convert any shares of Series C Preferred Stock into shares of Common Stock at the Conversion Rate, as hereinafter defined.

                     (ii) The "Availability Date" shall mean the date on which a certificate of amendment to the Company's certificate of incorporation is filed with the Secretary of State of the State of Delaware provided that such certificate of amendment either

                          (A) increases the number of authorized shares of
Common Stock to a number which is not less than the total number of Fully-Diluted Shares, as hereinafter defined, and the par value per share is reduced to $.001 per share, or

                          (B) effects a combination of shares or otherwise
effects a reverse split as a result of which the number of authorized shares of Common Stock is not less than total number of Fully-Diluted Shares (after giving effect to such combination of shares) and the par value per share of Common Stock is not increased as a result thereof.

                     (iii) The number of "Fully-Diluted Shares" shall be the sum of:

                          (A) The number of issued and outstanding shares if
Common Stock; plus

                          (B) All shares of Common Stock which are issuable upon
the exercise or conversion of all outstanding rights, warrants, convertible debt or equity securities or other securities, including the shares issuable upon conversion of the Series C Preferred Stock, plus

                          (C) All shares authorized for issuable pursuant to any
equity incentive plan, excluding any shares of Common Stock included pursuant to clause (B); plus

                          (D) Any shares of Common Stock which are issuable
pursuant to any agreements not otherwise covered in Sections 4(a)(iii)(A), (B) and (C) of this Statement of Designations.

                     (iv) The "Conversion Rate" shall mean the number of shares of Common Stock issuable upon conversion of one (1) share of Series C Preferred Stock. The Conversion Rate shall be one hundred thousand (100,000), subject to adjustment as provided in Section 4(c) of this Statement of Designations.


                              Exhibit 10 - Page 22

                     (v) The Company shall prepare and file with the Securities and Exchange Commission an information statement or proxy statement relating to an amendment to the Company's certificate of incorporation which effects one of the changes described in Section 4(a)(ii)(B) of this Statement of Designations, and use its commercially reasonable efforts to obtain stockholder approval thereof.

              (b) Conversion of the Series C Preferred Stock shall be effected by surrender of the certificate representing the shares of Series C Preferred Stock being converted to the Corporation's transfer agent, or, if none shall have been appointed, to the Corporation, together with the form of notice of election to convert as may be provided from time to time by the Corporation. Shares of Series C Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day of the surrender for conversion of the certificate therefor, together with the form of notice of election provided by the Corporation duly signed by the holder thereof, and the person or persons entitled to receive shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder of such shares of Common Stock as of such time. As promptly as practicable on or after the conversion date, the Corporation or its transfer agent shall issue and shall deliver a certificate or certificates for the number of shares of Common Stock issuable upon such conversion to the person or persons entitled to receive the same.

              (c) The Conversion Rate shall be subject to adjustment as follows:

                     (i) In case the Corporation shall, after the date the Certificate of Designation of which this Statement of Designations is a part is filed with the Secretary of State of the State of Delaware, (A) pay a dividend or make a distribution on its shares of Common Stock in shares of Common Stock,
(B) subdivide, split or reclassify its outstanding Common Stock into a greater number of shares, (C) effect a reverse split or otherwise combine or reclassify its outstanding Common Stock into a smaller number of shares, or (D) issue any shares by reclassification of its shares of Common Stock, the Conversion Rate in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination or reclassification shall be proportionately adjusted to reflect, in accordance with generally accepted accounting principles, such dividend, subdivision, combination or reclassification. Such adjustment shall be made successively whenever any event listed in this Section 4(c)(i) shall occur.

                     (ii) The Corporation may retain a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular accountants employed by the Corporation) to make any computation required by Section 4(c)(i) of this Statement of Designations, and a certificate signed by such firm shall be conclusive evidence of the correctness of such adjustment.

                     (iii) In the event that at any time, as a result of an adjustment made pursuant to Section 4(c)(i) of this Statement of Designations, the holder of shares of Series C Preferred Stock thereafter shall become entitled to receive any shares of the Corporation, other than Common Stock, thereafter the number of such other shares so receivable upon conversion of shares of Series C Preferred Stock shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in this Section 4.

                     (iv) In addition to the adjustments provided for in Section 4(c)(i) of this Statement of Designations, the Corporation may modify the Conversion Rate in a manner which will increase the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock if the Corporation believes that such adjustment is necessary or desirable in order to avoid adverse federal income tax consequences to the holders of the Common Stock.

                     (v) Whenever any adjustment is required by the provisions of Section 4(c)(i) of this Statement of Designations, the Corporation shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjustment and the adjusted Conversion Rate, setting forth in reasonable detail the facts requiring such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by any holder of shares of Series C Preferred Stock, and the Corporation shall,


                              Exhibit 10 - Page 23
forthwith after each such adjustment, mail a copy of such certificate by first class mail to the holder of Series C Preferred Stock at such holders' addresses set forth in the Corporation's books and records.

              (d) In case:

                     (i) the Corporation shall pay any dividend or make any distribution upon Common Stock (other than a regular cash dividend payable out of retained earnings or cash surplus); or

                     (ii) the Corporation shall offer to the holders of Common Stock for subscription or purchase by them any shares of any class or any other rights, or

                     (iii) any reclassification of the capital stock of the Corporation, consolidation or merger of the Corporation with or into another corporation, sale, lease or transfer of all or substantially all of the property and assets of the Corporation to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Corporation shall be effected;

then in any such case, the Corporation shall cause to be mailed by first class mail to the record holders of Series C Preferred Stock at least ten (10) days prior to the date specified in (A) and (B) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (A) a record is to be taken for the purpose of such dividend, distribution or rights, or (B) such reclassification, consolidation, merger, conveyance, lease, dissolution, liquidation or winding up is to take place and the date, if any is to be fixed, as of which the holders of Common Stock or other securities shall receive cash or other property deliverable upon such reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up.

              (e) In case of any consolidation or merger of the Corporation into another corporation (other than (i) a merger in which merger the Corporation is the continuing corporation or (ii) a merger intended primarily to change the Corporation's jurisdiction of incorporation), each share of Series C Preferred Stock shall, immediately prior to the effective time of such merger or consolidation, automatically be converted into the number of shares of Common Stock as are issuable upon such conversion based on the Conversion Rate in effect immediately prior to the effective time of such transaction.

              (f) No fractional shares or script representing fractional shares shall be issued upon the conversion of shares of Series C Preferred Stock. If, upon conversion of any shares of Series C Preferred Stock, any holder would, except for the provisions of this Section 4(f), be entitled to receive a fractional share of Common Stock, then the number of shares of Common Stock issuable upon such conversion shall be rounded up to the next higher whole number of shares.

              (g) From and after the Availability Date, the Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock the full number of shares of Common Stock then issuable upon the conversion of all shares of Series C Preferred Stock then outstanding.

              (h) The Common Stock issuable upon conversion of the Series C Preferred Stock shall, when so issued, be duly and validly authorized and issued, fully paid and non-assessable.

        5. No Right of Redemption. The Corporation shall have no right to redeem the Series C Preferred Stock.

        6. Liquidation Rights.

              (a) In the event of the Liquidation of the Corporation, as hereinafter defined, whether voluntary or involuntary, holders of the Series C Preferred Stock shall be entitled to receive out of the assets of the Corporation, after payment of any preferences which are payable to the holders of any class or series of capital stock which is senior to the Preferred Stock upon liquidation, dissolution or winding up, an amount equal to $.01 per share plus all accrued and unpaid dividends, before any payment or distribution upon dissolution, liquidation or winding up shall be made with respect to the Common Stock


                              Exhibit 10 - Page 24
and any other class or series of capital stock ranking junior to Series C Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series C Preferred Stock as to such payment or distribution. After payment of the preference set forth in this Section 6(a), the holders of the Common Stock shall be entitled to one cent ($.01) per share (the "Common Payment"). After payment of the Common Payment, the holders of the Series C Preferred Stock shall participate with the holders of the Common Stock and any other classes or series of capital stock that have similar participation rights, as if the Series C Preferred Stock, such other classes or series of capital stock and the Common Stock were a single class of capital stock with each share of Series C Preferred Stock being deemed to be the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock on the date of the Liquidation and each share of each of such other classes or series of capital stock being deemed to be the number of shares of Common Stock issuable upon conversion of such class or series on the date of Liquidation.

              (b) The term "Liquidation" shall mean any liquidation, dissolution or winding-up of the Corporation or sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, except that a Liquidation shall not include (i) any sale, conveyance, exchange or transfer if the vote of the holders of the Series C Preferred Stock is either not required or is required and the transaction is approved as provided in Section 3(c) of this Statement of Designations, (ii) a merger or consolidation regardless of whether the Corporation is the surviving entity.

              (c) In the event the assets of the Corporation available for distribution to the holders of shares of Series C Preferred Stock upon dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Section 6(a) of this Statement of Designations, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series C Preferred Stock upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series C Preferred Stock and such other parity shares, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

        7. Notice. The Corporation shall treat the registered holder of any shares of Series C Preferred Stock as the absolute owner thereof (notwithstanding any notations of ownership or writing thereon made by anyone other than a duly authorized officer of the Corporation or its transfer agent, if any) for all purposes and shall not be affected by any notice to the contrary, and the Corporation shall not incur any liability as a result of its compliance with the provisions of this Section 7. Notice to a holder of Series C Preferred Stock shall be sent by first class mail, postage prepaid, to the addresses of the registered holders set forth on the Corporation's stock records.

        8. Rank of Series. For purposes of this Statement of Designations, any stock of any series or class of the Corporation shall be deemed to rank:

              (a) prior to the shares of Series C Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Series C Preferred Stock;

              (b) on a parity with shares of Series C Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of Series C Preferred Stock, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of Series C Preferred Stock;


                              Exhibit 10 - Page 25

              (c) junior to shares of Series C Preferred Stock as to dividends or upon liquidation, dissolution or winding up, as the case may be, if such class shall be Common Stock or if the holders of shares of Series C Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

        9. Transfer Agent and Registrar. The Corporation may appoint a transfer agent and registrar for the issuance, transfer and conversion of the Series C Preferred Stock and for the payment of dividends to the holders of the Series C Preferred Stock.


                              Exhibit 10 - Page 26

Exhibit E

                         Registration Rights Provisions




                              Exhibit 10 - Page 27

Exhibit 31


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

May 21, 2004

By  /s/ Lewis S. Schiller
        Chief Executive Officer and
        Chief Accounting Officer


                              Exhibit 31 - Page 1

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of The Finx Group, Inc. on Form 10QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on his knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

         /S/ Lewis S. Schiller
             Chief Executive Officer and
             Chief Financial Officer

         May 21, 2004




                              Exhibit 32 - Page 1