Form 10QSB
period 2004-06-30
FINX GROUP INC
filed 2004-08-23
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2004

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

         As of August 19, 2004, there are 749,715,948 shares of the par value $.01 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ] No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Three Months Ended June 30,                                                        2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $           -   $        2,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                             465,000          549,000
Compensation expense from stock grants and the issuance of
 stock options and stock purchase warrants                                            -          452,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                        465,000        1,001,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                 (465,000)        (999,000)
Interest expense, related parties                                               (25,000)         (27,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                (490,000)      (1,026,000)
Discontinued operations:                                                              -
Loss on disposal of discontinued operations                                           -           (9,000)
Income from operations of discontinued operations                                     -           13,000
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $    (490,000)  $   (1,022,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                         $    (490,000)   $  (1,026,000)
  Less dividends on preferred shares                                            (30,000)         (31,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                 (520,000)      (1,057,000)
  Loss on disposal of discontinued segments                                           -           (9,000)
  Income (loss) from operations of discontinued segments                              -           13,000
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $    (520,000)   $  (1,053,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         749,715,948      307,261,587
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                ($0.00)*         ($0.00)*
  Loss from disposal of discontinued operations                                       -            (0.00)*
  Income (loss) from operations of discontinued segments                              -             0.00*
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                       ($0.00)*         ($0.00)*
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.01

--------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Six Months Ended June 30,                                                          2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $           -   $       12,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                             929,000        1,176,000
Compensation expense from stock grants and the issuance of
 stock options and stock purchase warrants                                            -        1,418,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                        929,000        2,594,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                 (929,000)      (2,582,000)
Other income                                                                          -            1,000
Interest expense, related parties                                               (50,000)         (53,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                (979,000)      (2,634,000)
Discontinued operations:                                                              -
Loss on disposal o discontinued operations                                            -           (9,000)
Income from operations of discontinued operations                                     -           13,000
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $    (979,000)  $   (2,630,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                         $    (979,000)   $  (2,634,000)
  Less dividends on preferred shares                                            (60,000)         (65,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                               (1,039,000)      (2,699,000)
  Loss on disposal of discontinued segments                                           -           (9,000)
  Income (loss) from operations of discontinued segments                              -           13,000
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $  (1,039,000)   $  (2,695,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         749,715,948      238,209,351
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                ($0.00)*         ($0.01)
  Loss from disposal of discontinued operations                                       -            (0.00)*
  Income (loss) from operations of discontinued segments                              -             0.00*
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                       ($0.00)*         ($0.01)
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.01

--------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of June 30, 2004
--------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 4)                                               2,505,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,505,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY

-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,764,000
  Accrued payroll and payroll taxes, executive officers                                       3,146,000
  Notes payable executive officers, including interest                                        1,725,000
  Notes payable, related parties, including accrued interest                                    319,000
  Other current liabilities                                                                     536,000
  Current liabilities of discontinued segments (see Note 7)                                   1,211,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 8,701,000
-----------------------------------------------------------------------------------------------------------

  Commitments and contingencies (see Note 6)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY

-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000
    Series A preferred shares issued and outstanding; 15,540 Series B
    preferred shares issued and outstanding as of June 30, 2004                               1,554,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    749,715,948 shares issued and outstanding as of June 30, 2004                             7,497,000
  Additional paid-in capital, common stock                                                   27,567,000
  Accumulated deficit                                                                       (42,814,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (6,196,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,505,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                      The Finx Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Six Months Ended June 30,                                                           2004             2003
------------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $   (979,000)     $(2,634,000)
                                                                                                   (9,000)
------------------------------------------------------------------------------------------------------------
                                                                                (979,000)   $  (2,643,000)
Adjustments to reconcile net loss to net cash - continuing
 operations:
    Depreciation and amortization                                                122,000          122,000
    Non cash expense from stock grants and the issuance of
      stock options and stock purchase warrants                                        -        1,418,000
    Loss on disposal of segments                                                       -            9,000
    Changes in assets and liabilities:
      Accounts payable                                                           291,000           45,000
      Accrued payroll                                                            406,000          386,000
      Accrued interest expense, related parties                                   50,000           43,000
      Other current liabilities                                                        -          (18,000)
------------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (110,000)        (638,000)
------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                             -           13,000
Adjustments to reconcile loss from operations of discontinued
 segments to net cash - discontinued operations:
    Net change in other assets and liabilities                                         -          (18,000)
------------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                       -           (5,000)
------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                    (,000)        (643,000)
------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                      -                -
------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                       110,000          509,000
Repayments on related party loans                                                      -         (218,000)
Proceeds from exercise of stock options                                                -          352,000
------------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                110,000          643,000
------------------------------------------------------------------------------------------------------------

Net change in cash                                                                     -                -
Cash - Beginning of period                                                             -                -
------------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $          -    $           -
------------------------------------------------------------------------------------------------------------


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
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
               Three and Six Months Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of June 30, 2004 has a working capital deficiency of $8.7 million and a capital deficiency of $6.2 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

2.       Significant Accounting Policies

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

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2004, management expects those assets related to its continuing operations to be fully recoverable.

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

            As of June 30, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

5.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations for the three months ended June 30, 2004, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 204,861,500 potential common shares from unexercised stock options and warrants and 740,000,000 potential common shares from unconverted preferred shares. Such warrants, options, and shares of convertible preferred stock may dilute earnings per share in the future.

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

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential and S-Tech, the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech at the time of their disposal and as of June 30, 2004, the Company has reserved $550,000 against such potential claims.

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

7.       Discontinued Operations

FMX Corp.

         On June 30, 2003 the Company ceded its 49.9% ownership in FMX Corp. ("FMX") upon return of all of its shares of FMX's common and preferred stock to Michael Schiller, who owned the remaining 51.1% of FMX and is the brother of Lewis S. Schiller. Since its inception, FMX has had no operating activities and all but $25,000 of its liabilities were intercompany notes payable. As a result of the disposal of FMX, the Company recorded a loss on disposal of $9,000. The income from operations of discontinued operations for the both the three months ended June 30, 2003 and the six months ended June 30, 2003 was $13,000.

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

Results of Operations

            For all of the second quarters and first halves of 2004 and 2003 our significant operating expenses were executive payroll, and marketing expense and professional fees. Executive payroll is currently $810,000 annually. As of June 30, 2004, none of the salary owed to Lewis S. Schiller, our chief executive officer, has been paid and he is owed cumulative salary of $2.3 million. As of June 30, 2004 Grazyna B. Wnuk, our vice-president, is owed cumulative salary of $843,000. Expenses associated with our marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions. Professional fees for legal and accounting services currently approximate $500,000 annually.

            The value assigned to the Georal License of approximately $3 million is being amortized over the life of the Georal License resulting in ongoing annual amortization expense of $245,000. Such amortization for both of the second quarters of 2004 and 2003 was $61,000 and for the first half of both 2004 and 2003 was $122,000.

            During 2003 we compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During the three and six months ended June 30, 2003 stock based compensation was $452,000 and $1,418,000, respectively.

            We incur interest expense at an annual rate of 9% on related party notes payable. For the second quarters of 2004 and 2003 interest expenses on related party notes payable was $25,000 and $27,000, respectively. For the first half of both 2004 and 2003 related party interest expense was $53,000, respectively.

Financial Condition - Liquidity and Capital Resources

            As of June 30, 2004, our working capital deficiency approximates $8.7 million, representing an increase of $1.1 million from December 31, 2003. Since April 1999, our primary source of funding has been Trinity, our controlling shareholder. During the first half of 2004 we received $110,000 from Trinity which was used for our operations. We are attempting to obtain outside equity financing; however, we make no assurances that we will be successful in obtaining such financing.

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

            As of June 30, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of June 30, 2004 has a working capital deficiency of $8.7 million and a capital deficiency of $6.2 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10       Amended and Restated Worldwide Exclusive Distribution Agreement
31       Chief Executive Officer and Chief Accounting Officer Certification.
32       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       The FINX GROUP, INC.

/S/                    Chief Executive Officer and Director      August 19, 2004
Lewis S. Schiller      (Principal Executive and Accounting Officer)

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

August 19, 2004

By  /S/ Lewis S. Schiller
        Chief Executive Officer and
        Chief Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of The Finx Group, Inc. on Form 10QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on his knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

         /S/ Lewis S. Schiller
             Chief Executive Officer and
             Chief Financial Officer

             August 19, 2004