Form 10QSB
period 2004-09-30
FINX GROUP INC
filed 2004-11-18
CIK 316618

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2004

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

         As of November 16, 2004, there are 749,715,948 shares of the par value $.01 common stock outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]

         Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. Yes [ ]
No [X]

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Three Months Ended September 30,                                                   2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $      26,000   $       20,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                             681,000          298,000
Compensation expense from stock grants and the issuance of
 stock options and stock purchase warrants                                      595,000        1,619,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      1,276,000        1,917,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                               (1,250,000)      (1,897,000)
Interest expense, related parties                                               (24,000)         (27,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $  (1,274,000)  $   (1,924,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                         $  (1,274,000)   $  (1,924,000)
  Less dividends on preferred shares                                            (30,000)         (31,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $  (1,304,000)   $  (1,955,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         749,715,948      580,429,830
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                        ($0.00)*         ($0.00)*
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.01

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                             Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Nine Months Ended September 30,                                                    2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $      26,000    $      32,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                           1,610,000        1,472,000
Compensation expense from stock grants and the issuance of
 stock options and stock purchase warrants                                      595,000        3,037,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      2,205,000        4,509,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                               (2,179,000)      (4,477,000)
Other income                                                                          -            1,000
Interest expense, related parties                                               (74,000)         (80,000)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                              (2,253,000)      (4,556,000)
Discontinued operations:                                                              -
Loss on disposal of discontinued operations                                           -           (9,000)
Income from operations of discontinued operations                                     -           13,000
------------------------------------------------------------------------------------------------------------
Net loss                                                                  $  (2,253,000)   $  (4,552,000)
------------------------------------------------------------------------------------------------------------

Loss per share computation - basic and diluted:
  Loss from continuing operations                                         $  (2,253,000)   $  (4,556,000)
  Less dividends on preferred shares                                            (90,000)         (96,000)
------------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
   stockholders                                                              (2,343,000)      (4,652,000)
  Loss on disposal of discontinued segments                                           -           (9,000)
  Income (loss) from operations of discontinued segments                              -           13,000
------------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $  (2,343,000) $    (4,648,000)
------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         749,715,948      353,536,399
------------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                ($0.00)*         ($0.01)
  Loss from disposal of discontinued operations                                       -            (0.00)*
  Income (loss) from operations of discontinued segments                              -             0.00*
------------------------------------------------------------------------------------------------------------
  Net loss                                                                       ($0.00)*         ($0.01)
------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

* less than $.01

--------------------------------------------------------------------------------
                                  The Finx Group, Inc. and Subsidiaries
                                   Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of September 30, 2004
--------------------------------------------------------------------------------

ASSETS

Cash                                                                                      $      10,000
-----------------------------------------------------------------------------------------------------------
Total current assets                                                                             10,000
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
Other assets:
  Exclusive license agreement, net (see Note 4)                                               2,444,000
  Other long-term assets                                                                          8,000
-----------------------------------------------------------------------------------------------------------
Total long-term assets                                                                        2,452,000
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $   2,462,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,775,000
  Accrued payroll and payroll taxes, executive officers                                       3,243,000
  Notes payable                                                                                 235,000
  Notes payable executive officers, including interest                                        1,227,000
  Notes payable, related parties, including accrued interest                                    327,000
  Other current liabilities                                                                     626,000
  Current liabilities of discontinued segments (see Note 7)                                   1,211,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 8,644,000
-----------------------------------------------------------------------------------------------------------

   Commitments and contingencies (see Note 6)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000 Series A preferred shares issued, outstanding; 15,540 Series B preferred shares issued and outstanding and 72,500 shares of Series D preferred stock as of
    September 30, 2004                                                                        2,279,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    749,715,948 shares issued and outstanding as of September 30, 2004                        7,497,000
  Additional paid-in capital, common stock                                                   28,160,000
  Accumulated deficit                                                                       (44,118,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (6,182,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,462,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                                   The Finx Group, Inc. and Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Nine Months Ended September 30,                                                     2004             2003
------------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (2,253,000)    $ (4,556,000)
                                                                                                   (9,000)
------------------------------------------------------------------------------------------------------------
                                                                              (2,253,000)    $ (4,565,000)
Adjustments to reconcile net loss to net cash - continuing operations:
    Depreciation and amortization                                                184,000          184,000
    Non cash expense from stock grants and the issuance of stock options
      and stock purchase warrants                                                595,000        3,037,000
    Loss on disposal of segments                                                       -            9,000
    Changes in assets and liabilities:
      Prepaid expense                                                                  -           (9,000)
      Accounts payable                                                           447,000          (87,000)
      Accrued payroll                                                            577,000          579,000
      Accrued interest expense, related parties                                   74,000           80,000
      Other current liabilities                                                   63,000          (24,000)
------------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (313,000)        (796,000)
------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                             -           13,000
Adjustments to reconcile loss from operations of
  discontinued segments to net cash - discontinued operations:
    Net change in other assets and liabilities                                         -          (15,000)
------------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                       -           (2,000)
------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (313,000)        (798,000)
------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------
Deposits                                                                          (8,000)               -
------------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                 (8,000)               -
------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Issuance of notes payable                                                        235,000                -
Loans from related parties                                                        96,000          668,000
Repayments on related party loans                                                      -         (222,000)
Proceeds from exercise of stock options                                                -          352,000
------------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                331,000          798,000
------------------------------------------------------------------------------------------------------------

Net change in cash                                                                10,000                -
Cash - Beginning of period                                                             -                -
------------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     10,000     $          -
------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                    $          -     $          -
Income Taxes                                                                $          -     $          -
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
        Footnotes to Unaudited Consolidated Interim Financial Statements
            Three and Nine Months Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of September 30, 2004 has a working capital deficiency of $8.6 million and a capital deficiency of $6.1 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

2.       Significant Accounting Policies

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

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2004, management expects those assets related to its continuing operations to be fully recoverable.

3.       Supplemental Disclosure of Non Cash Investing and Financing Activities

         On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 10,000 shares of common stock. Grayzna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock and a consultant to the Company converted $150,000 of accrued consulting fees 15,000 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote. As of the date hereof, the forgoing shares are convertible into 725,000,000 shares of common stock. The conversion period for the Series D Convertible Preferred stock does not have an expiration date.

         On July 29, 2004, the Company issued additional warrants to purchase an aggregate of 584,860,000 shares of Common Stock at an exercise price of $0.01 per share resulting in stock compensation expense of $594,984.

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

            As of September 30, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

5.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations for the three months ended September 30, 2004, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 1,842,360,000 potential common shares from unexercised stock options and warrants and 1,696,250 potential common shares from unconverted preferred shares. Such warrants, options, and shares of convertible preferred stock may dilute earnings per share in the future.

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

Indemnifications

         Pursuant to the terms of the stock purchase agreement to sell Sequential and S-Tech, the Company agreed to indemnify Lewis S. Schiller for any claims made against him regarding $1.1 million of delinquent payroll taxes owed by Sequential and S-Tech at the time of their disposal and as of September 30, 2004, the Company has reserved $550,000 against such potential claims.

Legal Proceedings

            Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, it does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against The Finx Group, Inc. f/k/a Fingerrmatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York, and the plaintiff has received a judgment for $334,595, such amount having been accrued on the Company's books, plus interest.

7.       Discontinued Operations

FMX Corp.

         On June 30, 2003 the Company ceded its 51.1% ownership in FMX Corp. ("FMX") upon return of all of its shares of FMX's common and preferred stock to Michael Schiller, who owned the remaining 49.9% of FMX and is the brother of Lewis S. Schiller. Since its inception, FMX has had no operating activities and all but $25,000 of its liabilities were intercompany notes payable. As a result of the disposal of FMX, the Company recorded a loss on disposal of $9,000. The income from operations of discontinued operations for the nine months ended September 30, 2003 was $13,000.

8.       Warrants

         On November 17, 2003, the Company issued warrants to purchase an aggregate of 1,257,500,000 shares of Common Stock at an exercise price of $0.01 per share resulting in stock compensation expense of $977,000. On July 29, 2004, the Company issued additional warrants to purchase an aggregate of 584,860,000 shares of Common Stock at an exercise price of $0.01 per share resulting in stock compensation expense of $594,984. As of September 30, 2004, there are warrants outstanding to purchase an aggregate of 1,842,360 at an exercise price of $.01 per share hat are exercisable when and if sufficient shares become available.

9.        Subsequent Events

         In October 2004, the Company received $150,000 for shares of Series D Convertible Preferred Stock that are convertible into an aggregate of 75,000,000 shares of Common Stock. In connection with the transaction, the Company issued shares of Series D Convertible Preferred Stock that are convertible into 7,500,000 shares of Common Stock in payment of a finder's fee. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote.

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

Results of Operations

            For all of the third quarters and first nine months of 2004 and 2003 our significant operating expenses were executive payroll, and marketing expense and professional fees. Executive payroll is currently $810,000 annually. As of September 30, 2004, none of the salary owed to Lewis S. Schiller, our chief executive officer, has been paid and he is owed cumulative salary of $2.4 million. As of September 30, 2004 Grazyna B. Wnuk, our vice-president, is owed cumulative salary of $871,000. Expenses associated with our marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions. Professional fees for legal and accounting services currently approximate $500,000 annually.

            The value assigned to the Georal License of approximately $3 million is being amortized over the life of the Georal License resulting in ongoing annual amortization expense of $245,000. Such amortization for both of the third quarters of 2004 and 2003 was $61,000 and for the first nine months of both 2004 and 2003 was $183,000.

            During 2004 and 2003 we compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During the three and nine months ended September 30, 2004 stock based compensation was $595,000 and $3,037,000, respectively. During the three and nine months ended September 30, 2003 stock based compensation was $1,619,000 and $3,037,000, respectively.

            We incur interest expense at an annual rate of 9% on related party notes payable. For the third quarters of 2004 and 2003 interest expenses on related party notes payable was $24,000 and $27,000, respectively. For the first nine months of both 2004 and 2003 related party interest expense was $74000 and $80,000, respectively.

Financial Condition - Liquidity and Capital Resources

            As of September 30, 2004, our working capital deficiency approximates $9.4 million, representing an increase of $1.8 million from December 31, 2003. Since April 1999, our primary source of funding has been Trinity, our controlling shareholder. On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 10,000 shares of common stock. Grayzna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock and a consultant to the Company converted $150,000 of accrued consulting fees 15,000 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote. As of the date hereof, the forgoing shares are convertible into 725,000,000 shares of common stock. The conversion period for the Series D Convertible Preferred stock does not have an expiration date. During the first nine months of 2004 we received $96,000 from Trinity and $235,000 from unaffiliated lendors which were used for our operations. We are attempting to obtain outside equity financing; however, we make no assurances that we will be successful in obtaining such financing.

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

            As of September 30, 2004, the Company has not recorded any impairment adjustments with regards to the exclusive license.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of September 30, 2004 has a working capital deficiency of $8.6 million and a capital deficiency of $6.1 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31        Chief Executive Officer and Chief Accounting Officer
                   Certification.
         32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)      Reports on Form 8-K

         1) Current report filed on July 14, 2004 reporting under item 9, the issuance of a press release.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The FINX GROUP, INC.

/S/                     Chief Executive Officer               November 19, 2004
Lewis S. Schiller        and Director
                        (Principal Executive and
                         Accounting Officer)

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

November 19, 2004

By  /S/ Lewis S. Schiller
        Chief Executive Officer and
        Chief Accounting Officer





                              Exhibit 31 - Page 1

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of The Finx Group, Inc. on Form 10QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that (based on his knowledge): 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

         /S/ Lewis S. Schiller
             Chief Executive Officer and
             Chief Financial Officer

         November 19, 2004





                              Exhibit 32 - Page 1