Form 10KSB/A
period 2003-12-31
FINX GROUP INC
filed 2004-11-22
CIK 316618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
                                Amendment No. 1

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

         As of November 18, 2004, the Registrant has 749,715,948 shares of its par value $0.01 common stock outstanding.

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

THE FINX GROUP, INC.

/S/ Lewis S. Schiller,
Chief Executive Officer
November 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

November 19, 2004

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

/s/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
November 19, 2004

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

/S/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
November 19, 2004

Exhibit (99.1)

Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.

                      The Finx Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2003

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of The Finx Group, Inc.
Boca Raton, Florida


         We have audited the accompanying consolidated balance sheet of The Finx Group, Inc., and its subsidiaries, as of December 31, 2003, and the related consolidated statements of operations, changes in capital deficiency, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finx Group, Inc and its subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements; (1) the Company has a history of net losses for the two years ended December 31, 2003, (2) as of December 31, 2003 the Company has a working capital deficiency of $7.8 million and a capital deficiency of $5.2 million and (3) the Company has relied on continuing financial support from its controlling stockholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, PC
Certified Public Accountants

Cranford, New Jersey
November 11, 2004

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of December 31, 2003

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
                     The Finx Group, Inc. and Subsidiaries
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
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                      continued

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Year Ended December 31, 2003 and 2002

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

--------------------------------------------------------------------------------
The Finx Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

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