Form 10QSB/A
period 2004-09-30
FINX GROUP INC
filed 2004-12-29
CIK 316618

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

Purpose of Amendment:

         The 10QSB as originally filed erroneously reported the issuance of 15,000 shares of Series D Preferred Stock in lieu of cash payment of $150,000 owed to a consultant. The shares of Series D Preferred Stock were not issued. Additionally, the number of outstanding warrants was overstated by 100,000,000 shares. The amendment as filed herein reflects the following corrections:

Part I. FINANCIAL INFORMATION

1)       Item 1. Financial Statements

         a) A decrease of 15,000 in the number of Series D Preferred Stock shares outstanding as of September 30, 2004.

         b) An increase in liabilities of $150,000 for amounts owed to the consultant and a reduction in equity of $150,000 for the shares of Series D Preferred stock which were not issued.

         c) Footnote 1 to the financial statements "Basis of Presentation" was modified to reflect the $150,000 increase in working capital deficiency and capital deficiency.

         d) Footnote 3 to the financial statements "Supplemental Disclosure of Non Cash Investing and Financing Activities" was modified to remove reference to the erroneously disclosed issuance of series D Preferred Stock.

         e) Footnote 5 to the financial statements "Basic and Diluted Loss Per Share" was modified to reflect that corrected number of potential common shares from the conversion of preferred stock and the corrected number of potential shares from outstanding stock purchase warrants.

2) Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources
         (a) The discussion of availability and uses of working capital was modified to reflect the $150,000 increase in working capital deficiency and capital deficiency and to remove reference to the erroneously disclosed issuance of series D Preferred Stock.

         (b) The discussion of the Company's viability as a going concern six was modified to reflect the $150,000 increase in working capital deficiency and capital deficiency.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Three Months Ended September 30,                                                   2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $      26,000   $       20,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                             681,000          298,000
Compensation expense from stock grants and the issuance of
 stock options and stock purchase warrants                                      595,000        1,619,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      1,276,000        1,917,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                               (1,250,000)      (1,897,000)
Interest expense, related parties                                               (24,000)         (27,000)
-----------------------------------------------------------------------------------------------------------
Net loss                                                                  $  (1,274,000)  $   (1,924,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                         $  (1,274,000)  $   (1,924,000)
  Less dividends on preferred shares                                            (30,000)         (31,000)
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $  (1,304,000)  $   (1,955,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                         749,715,940      580,429,830
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

-----------------------------------------------------------------------------------------------------------
Loss per common share - basic and diluted                                        ($0.00)*         ($0.00)*
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

         * less than $.01

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Operations
--------------------------------------------------------------------------------

Nine Months Ended September 30,                                                    2004             2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                  $      26,000    $      32,000
-----------------------------------------------------------------------------------------------------------

General and administrative expenses                                           1,610,000        1,472,000
Compensation expense from stock grants and the issuance of
  stock options and stock purchase warrants                                     595,000        3,037,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                      2,205,000        4,509,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                               (2,179,000)      (4,477,000)
Other income                                                                          -            1,000
Interest expense, related parties                                               (74,000)         (80,000)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                              (2,253,000)      (4,556,000)
Discontinued operations:                                                              -                -
Loss on disposal o discontinued operations                                            -           (9,000)
Income from operations of discontinued operations                                     -           13,000
------------------------------------------------------------------------------------------------------------
Net loss                                                                  $  (2,253,000)   $  (4,552,000)
------------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:
  Loss from continuing operations                                         $   (2,253,000)  $  (4,556,000)
  Less dividends on preferred shares                                             (90,000)        (96,000)
------------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (2,343,000)     (4,652,000)
  Loss on disposal of discontinued segments                                            -          (9,000)
  Income (loss) from operations of discontinued segments                               -          13,000
------------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                               $   (2,343,000)  $  (4,648,000)
------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                          749,715,948     353,536,399
------------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:
  Loss from continuing operations                                                 ($0.00)*        ($0.01)
  Loss from disposal of discontinued operations                                        -           (0.00)*
  Income (loss) from operations of discontinued segments                               -            0.00*
------------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($0.00)*        ($0.01)
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
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   1,925,000
  Accrued payroll and payroll taxes, executive officers                                       3,243,000
  Notes payable                                                                                 235,000
  Notes payable executive officers, including interest                                        1,227,000
  Notes payable, related parties, including accrued interest                                    327,000
  Other current liabilities                                                                     626,000
  Current liabilities of discontinued segments (see Note 7)                                   1,211,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 8,794,000
-----------------------------------------------------------------------------------------------------------

   Commitments and contingencies (see Note 6)
-----------------------------------------------------------------------------------------------------------

CAPITAL DEFICIENCY
-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 1,000 Series A preferred shares issued, outstanding; 15,540 Series B preferred shares issued and outstanding and 57,500 shares of Series D preferred stock as of
    September 30, 2004                                                                        2,129,000
  Common stock, $.01 par value; 750,000,000 shares authorized; 749,715,948
    shares issued and outstanding as of September 30, 2004                                    7,497,000
  Additional paid-in capital, common stock                                                   28,160,000
  Accumulated deficit                                                                       (44,118,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (6,332,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $   2,462,000
-----------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                     The Finx Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Nine Months Ended September 30,                                                     2004             2003
------------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (2,253,000)     $(4,556,000)
                                                                                                   (9,000)
------------------------------------------------------------------------------------------------------------
                                                                              (2,253,000)   $  (4,565,000)
Adjustments to reconcile net loss to net cash - continuing operations:
    Depreciation and amortization                                                184,000          184,000
    Non cash expense from stock grants and the issuance of                       595,000        3,037,000
    Loss on disposal of segments                                                       -            9,000
    Changes in assets and liabilities:
      Prepaid expense                                                                  -           (9,000)
      Accounts payable                                                           447,000          (87,000)
      Accrued payroll                                                            577,000          579,000
      Accrued interest expense, related parties                                   74,000           80,000
      Other current liabilities                                                   63,000          (24,000)
------------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (313,000)        (796,000)
------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                             -           13,000
Adjustments to reconcile loss from operations of
  discontinued segments to net cash - discontinued
  operations:
    Net change in other assets and liabilities                                         -          (15,000)
------------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                       -           (2,000)
------------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (313,000)        (798,000)
------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------------------
Deposits                                                                          (8,000)               -
------------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                 (8,000)               -
------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Issuance of notes payable                                                        235,000                -
Loans from related parties                                                        96,000          668,000
Repayments on related party loans                                                      -         (222,000)
Proceeds from exercise of stock options                                                -          352,000
------------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                331,000          798,000
------------------------------------------------------------------------------------------------------------

Net change in cash                                                                10,000                -
Cash - Beginning of period                                                             -                -
------------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     10,000    $           -
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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of September 30, 2004 has a working capital deficiency of $8.8 million and a capital deficiency of $6.3 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

3.       Supplemental Disclosure of Non Cash Investing and Financing Activities

         On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 10,000 shares of common stock. Grayzna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote. As of the date hereof, the forgoing shares are convertible into 725,000,000 shares of common stock. The conversion period for the Series D Convertible Preferred stock does not have an expiration date.

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

5.       Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations for the three months ended September 30, 2004, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 1,742,360,000 potential common shares from unexercised stock options and warrants and 1,546,250,000 potential common shares from unconverted preferred shares. Such warrants, options, and shares of convertible preferred stock may dilute earnings per share in the future.

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

9.        Subsequent Events

         In October 2004, the Company received $150,000 for shares of Series D Convertible Preferred Stock that are convertible into an aggregate of 75,000,000 shares of Common Stock. In connection with the transaction, the Company issued shares of Series D Convertible Preferred Stock that are convertible into 7,500,000 shares of Common Stock in payment of a finder's fee. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition - Liquidity and Capital Resources

            As of September 30, 2004, our working capital deficiency approximates $8.8 million, representing an increase of $1.8 million from December 31, 2003. Since April 1999, our primary source of funding has been Trinity, our controlling shareholder. On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 10,000 shares of common stock. Grayzna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote. As of the date hereof, the forgoing shares are convertible into 575,000,000 shares of common stock. The conversion period for the Series D Convertible Preferred stock does not have an expiration date. During the first nine months of 2004 we received $96,000 from Trinity and $235,000 from unaffiliated lendors which were used for our operations. We are attempting to obtain outside equity financing; however, we make no assurances that we will be successful in obtaining such financing.

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

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of September 30, 2004 has a working capital deficiency of $8.8 million and a capital deficiency of $6.3 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

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

                                    The FINX GROUP, INC.

/S/                  Chief Executive Officer and Director      November 19, 2004
Lewis S. Schiller    (Principal Executive and Accounting Officer)

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