Form 10KSB
period 2004-12-31
Secure Technologies Group, Inc.
filed 2005-04-15
CIK 316618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from...............to.....................

                         Commission file Number 0-9940

                           SECURE TECHNOLOGIES, INC.
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2004 were $26,000.

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of April 13, 2005 was approximately $1.645 million computed on the basis of the reported closing price per share ($0.38) of such stock on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 13, 2005, the Registrant has 8,730,000 shares of its par value $0.0001 common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ____  No  _X_

Statement Regarding Forward Looking Disclosure

         Statements in this Form 10-KSB annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB annual report, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to acquire new security technologies or companies with security technologies and successfully market the products, market and customer acceptance, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB.

         The success of recent or contemplated future acquisitions will depend on the effective integration of newly-acquired businesses, products or services into the Company's current operations. Important factors for integration include realization of anticipated synergies and cost savings and the ability to retain and attract new personnel and clients.

         Investors should evaluate any statements made by the Company in light of these important factors.

Available Information

         Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

PART I

Item 1. Description of Business.

Organization

         On June 6, 2000 Secure Technology Group, Inc. (formerly The Finx Group, Inc.) was organized as a Delaware corporation. Effective June 30, 2000, Fingermatrix, Inc., the predecessor company was merged into Secure Technologies, Inc. Secure Technologies, Inc. has controlling interests in Secured Portal Systems, Inc., which was incorporated in Delaware on August 11, 1999, and Granite Technologies Acquisition Corp., which was incorporated in Delaware on May 15, 2001. Throughout this document our Company and its subsidiaries may be collectively referred to as "We", "Our", "Us", "Secure Technologies", the "Company" or the "Registrant".

Our Business

Products

         Since September 30, 2002, our business has solely focused on the marketing and sale of security systems.

         On September 13, 1999, we obtained the Georal license which gives us distribution rights for the sale of Georal security products to a broad range of customers. The Georal security products' include all models of the Georal security door. The categories of customers covered by the Georal license includes the United States Treasury Department, the United States Central Intelligence Agency and all other United States Government intelligence agencies, the United States National Security Agency, the United States Defense Intelligence Agency, the United States Department of the Navy, the United States Air Force, the United States Army, all United States Federal Courts and all United States Embassies, all department stores and retail stores located in the United States (including all retail stores located in foreign countries which are part of a retail store chain which is based in the United States), the Government of Israel, and certain corporations. The Georal license commenced on September 1, 1999 and, as amended, expires on August 31, 2014.

         As an inducement to obtain the Georal license and in exchange for 1,000,000 common stock shares of GIL, in September 1999, we issued to Alan J. Risi preferred shares which were converted into 4,200 shares of common stock in July of 2002.

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal license was amended to expand the categories of customers for which we has the exclusive marketing right to include all financial institutions around the world with we also receiving a right of first refusal to be the exclusive distributor for sales to any governmental body which we does not have exclusive marketing rights. As consideration for the amendment entered into on February 21, 2002, we issued to Alan Risi 40,000 shares of series D 2% convertible preferred stock that was converted into 16,000 shares of common stock. On May 16, 2002, the Georal license for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give we additional exclusive world wide sales and marketing rights. As consideration for the amendment entered into on May 16, 2002, we issued to Alan Risi 60,000 shares of its series C 2% convertible preferred stock which were converted into 24,000 shares of common stock. On September 9, 2002, the Georal license was further expanded to provide us with additional exclusive marketing rights. As consideration for this amendment, we issued to Alan Risi 100,000 shares of its series C preferred stock which were converted into 40,000 shares of common stock. On October 16, 2002, we issued to Alan Risi an additional 250,000 shares of its series C preferred stock for an amendment to the Georal license which provided us with participation rights in certain maintenance revenue generated by Georal and extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million.

            On December 10, 2003, we, its wholly-owned subsidiary, Secured Portal Systems, Inc., Alan J. Risi ("Risi"), GIL Security Systems, Inc.("GIL"), and Georal International, Ltd., entered into a amended and restated worldwide exclusive distribution agreement covering all security entrance systems created, developed, manufactured and/or distributed or otherwise sold by GIL, Georal or their successors. The restated agreement expanded our exclusivity and gave us certain other rights. The agreement provided for certain payments by we and, if the payments were not made, GIL, Georal and Risi have the right to terminate the restated agreement, in which event, the relationship among the parties would be governed by the prior agreement.

            On or about April 28, 2004, we received a notice from GIL stating that the agreement was terminated for failure of us to pay the amount provided in the restated agreement. The notice further stated GIL's position that all agreements between GIL and we and its subsidiary are terminated.

            We are considering its legal rights and believe that its subsidiary will continue to be able to exercise its right to market the security portals in major markets groups; however, we can give no assurance as to its ability to protect such rights or, if litigation is necessary, that it will prevail in any legal action it may commence.

            As of December 31, 2004, we have written-off the value of the license agreement and the value of its investment in the GIL shares.

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

Marketing

         We are marketing our security systems directly through sales consultants and through channel marketing relationships. We are marketing the Secured Card Solutions Software Program directly to universities across the United States. We have installed our Secured Recreational Sports Management Solution at Virginia Commonwealth University and at Florida International University.

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

Employees

         We currently employ two individuals who are our executive officers. Our remaining functions are provided by independent consultants

RISK FACTORS

We Have a History of Losses and Cash Flow Deficits

         We have incurred significant operating losses during each of the two years ended December 2004 and as of December 31, 2004 we have a capital deficiency of $9.34 million. We expect to incur additional losses during the time period in which we are developing products and markets for our subsidiaries and we cannot be assured of when, if ever, our operations will become profitable or the extent of any future profitability. We also cannot be assured that the current trends of negative cash flow and increased losses and expenses (including compensation expense charges that may result from the issuance of our securities in the future) will not continue or, if so, for how long.

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

Our Company is Subject to Control by a Principal Stockholder

         Trinity Group-I, Inc. has advanced significant funds to us and our subsidiaries and owns a controlling interest in our equity. The Trinity Group-I, Inc. is solely owned by Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer. All of the shares of The Trinity Group-I, Inc. owned by Lewis
S. Schiller are pledged to an entity controlled by Carol Schiller, the wife of Lewis S. Schiller. In addition, Douglas Schiller, Linda Schiller and Blake Schiller, the adult children of Lewis S. and Carol Schiller, own interests in our outstanding common stock. In addition, The Trinity Group-I, Inc. and Grazyna
B. Wnuk owns all of our outstanding Series B preferred stock, which as of December 31, 2004 were convertible into approximately 3,885,000 shares of our common stock. The Trinity Group-I, Inc. also owns all of our Series A preferred stock which gives it the right to elect a majority of our Board of Directors. This concentration of ownership and voting rights could delay or prevent a change of control. In addition, Lewis S. Schiller could elect to sell all, or a substantial portion, of his equity interest in The Trinity Group-I, Inc. to a third party. In the event of such a sale by Mr. Lewis S. Schiller, such third party may be able to control our affairs in the same manner that Lewis S. Schiller is able to do so by virtue of his ownership of The Trinity Group-I, Inc. Any such sale may adversely affect the market price of our common stock and could adversely affect our business, financial condition or results of operations.

A Significant Portion of the Net Proceeds of Any Potential Financing May Be Used for the Payment of Related Party and Other Indebtedness and for Salaries of Executives and Key Personnel

         The Trinity Group-I, Inc. and Lewis S. Schiller have advanced significant funds to us. Also, Lewis S. Schiller and Grazyna B. Wnuk are owed accrued salaries as of December 31, 2004 of approximately $3.5 million. A portion of the proceeds of any potential financing may be used to repay some or all of the amounts owe to these related parties. In addition, it is possible that a substantial portion of the proceeds from any potential financing would be allocated for general corporate purposes, including working capital, would be used to pay the salaries of certain of our officers and other key personnel and consultants.

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

We Have Granted Significant Benefits Under Certain Existing and Proposed Employment Agreements

         Lewis S. Schiller, our Chairman of the Board and Chief Executive Officer, and Grazyna B. Wnuk, our Vice President, Secretary and a Director has employment agreements with us. These employment agreements provide significant benefits to each of them. The terms of these agreements were determined by our management, who are also parties to these agreements.

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

The Board of Directors May Issue Additional Preferred Stock in the Future

         We are authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the discretion of our Board of Directors, without further approval of the stockholders. Among the rights of the holders of any additional Preferred Stock that may be authorized by the Board of Directors are rates of dividends, voting rights, terms of redemption, amounts payable upon liquidation, sinking fund provisions and conversion rights. One of the effects of any such additional Preferred Stock that may be issued in the future may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise and thereby protect the continuity of our current management. The terms of any such additional Preferred Stock that may be issued in the future could adversely affect the rights of the holders of common stock. Accordingly, the issuance of any such shares of Preferred Stock may discourage bids for the common stock or adversely affect the market price of the common stock.

A Substantial Number of Our Shares of Common Stock Will Be Available for Future Sale in the Public Market

         As of April 13, 2004, approximately 338,000 shares of our outstanding common stock are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act and in the future may be sold only pursuant to an effective Registration Statement under the Securities Act, in compliance with the exemption provisions of Rule 144 or pursuant to another exemption under the Securities Act. Furthermore, any shares that are issued upon the exercise of any outstanding warrants or options will be eligible for sale, without registration under Rule 144 (subject to the aforementioned volume restrictions of the Rule) following the expiration of two years from the date of exercise.

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

Item 3. Legal Proceedings.

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, it does not believe such proceedings to be of a material nature with the exception of the following item. On or about April 8, 2002, a complaint styled "Law Offices of Jerold K. Levien, against Secure Technologies Group, Inc. f/k/a Fingermatrix, Inc., The Trinity Group-I, Inc." was filed in the Supreme Court of the State of New York County of New York, and the plaintiff has received a judgment for $334,595, such amount having been accrued on the Company's books, plus interest.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is traded on the National Association of Securities Dealers, Inc.'s Over the Counter Bulletin Board ("OTC Bulletin Board") under the symbol "SCTC". The following table sets forth, for the periods indicated, the quarterly range of the high and low closing bid prices per share of our common stock as reported by the OTC Bulletin Board Trading and market services. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   Bid Prices

       Quarter ended                        High               Low
                                            ----               ---
         March 31, 2004                     $4.23             $1.00
         June 30, 2004                      $2.40             $1.30
         September 30, 2004                 $1.70             $0.93
         December 31, 2004                  $1.25             $0.80

       Quarter ended                        High               Low
                                            ----               ---
         March 31, 2003                     $8.50             $1.00
         June 30, 2003                      $6.50             $0.88
         September 30, 2003                 $2.00             $0.53
         December 31, 2003                  $1.63             $0.63

         The closing price of common stock on April 13, 2005 was $0.38.

         We have authorized 150,000,000 shares of our $0.0001 par value common stock. As of April 13, 2005, there were approximately 10,000 holders of record of our common stock. We have not paid dividends on common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes.

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

Results of Operations

            During 2004 and 2003 our revenues were $26,000 and $36,000, respectively and were earned from sales of our Secured Card Solutions Software Program

            For all of 2004 and 2003 our significant on-going operating expenses were executive payroll, and marketing expense and professional fees. Executive payroll is currently $850,000 annually. Expenses associated with our marketing, which currently are $1.1 million on an annual basis, represent consulting fees for the consultants who perform such functions. Professional fees for legal and accounting services currently approximate $500,000 annually.

            The value assigned to the Georal License of approximately $2.5 million was written-off during 2004. Previously, the license was being amortized over the life of the Georal License. Such amortization for 2004 and 2003 was $184,000 and $245,000, respectively.

            During 2004 and 2003 we compensated our employees and consultants with stock options and stock grants that have been registered on Form S-8 and unregistered stock purchase warrants. During 2004 and 2003 stock based compensation was $595,000 and $4.042 million, respectively.

            We incur interest expense at an annual rate of 9% on related party notes payable. For 2004 and 2003 interest expenses on related party notes payable was $98,000 and $107,000, respectively.


Financial Condition - Liquidity and Capital Resources

            As of December 31, 2004, our working capital deficiency approximates $4.2 million, representing a $5.2 million improvement in our working capital position from December 31, 2003. Lewis S. Schiller has agreed to defer the payment of $3.5 million of accrued and unpaid salaries and $1 million of principal and interest due to him until January 1, 2006. These deferrals resulted in a decrease in our working capital deficiency. Since April 1999, our primary source of funding has been Trinity, our controlling shareholder. On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 40 shares of common stock. Grazyna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote. During 2004 we received $96,000 from Trinity and $385,000 from unaffiliated lenders, all of which was used for our operations. We are attempting to obtain outside equity financing; however, we make no assurances that we will be successful in obtaining such financing.

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

            As of December 31, 2004, the Company wrote-off the value of the licensing agreement.

         The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has generated only nominal revenue from continuing operations and has a history of net losses and as of December 31, 2004 has a working capital deficiency of $4.19 million and a capital deficiency of $9.34 million. Historically, the Company has been dependent on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity"), and other related parties. Management is currently seeking additional financing; however, the Company can give no assurances such financing will be consummated, that the terms of any financing will be reasonable or that the amount raised will be adequate to meet the Company's current and ongoing obligations. The continuation of the Company as a going concern is dependent upon its ability both to obtain financing and to generate revenues. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern

Item 7. Financial Statements and Supplementary Data.

The information required by Item 7. is included as Exhibit 99.1 to this Form 10-KSB/A.

Item 8A.  Controls and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer/Chief Accounting Officer at that time. Based upon that evaluation, our company's Chief Executive Officer/Chief Accounting Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Name                      Age     Position with the Company
----------------------    -----   --------------------------------------
Lewis S. Schiller          74     Chief Executive Officer, President and
                                  Chairman of the Board
Grazyna B. Wnuk            41     Secretary, Vice-President and Director

         Lewis S. Schiller was appointed our Chairman of the Board, Chief Executive Officer and President of Secure Technologies Group and its subsidiaries on April 28, 1999. Mr. Schiller is also Chairman of the Board and a director of The Trinity Group-I, Inc. For more than five years prior to his resignation on April 2, 1998, Lewis S. Schiller served as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd., a public company, and as Chairman of the Board, Chief Executive Officer and a director of The Sagemark Companies, Ltd's. public and privately held subsidiaries.

         Grazyna B. Wnuk ("Ms. Wnuk") was appointed Vice-President and Secretary of the Company on April 28, 1999. Ms. Wnuk was appointed a Director of the Company on November 19, 1999. For more than five years prior to her resignation on April 2, 1998, Ms. Wnuk served as Secretary and a director of The Sagemark Companies, Ltd. and all of its public and privately held subsidiaries.

Item 10. Executive Compensation

         Set forth below is information concerning the Company's Chief Executive Officer and other executive officers who received or accrued compensation from the Company and its subsidiaries in excess of $100,000 (on an annualized basis) during 2004 and 2003.

                                                                               Long-term Compensation
                                Annual Compensation                               Awards     Payouts
                                                                              Securities
Name and                                                        Restricted    Underlying     LTIP
Principal                                      Other Annual     Stock        Options/SARs    Payouts   All Other
Position       Year   Salary         Bonus     Compensation     Awards            (#)          ($)     Compensation
-------------- ------ -------------- --------- ---------------- ----------- ---------------- --------- ----------------
Lewis S.
Schiller,
CEO and        2003   $579,000(1)       --           --             --            --            --           --
Chairman       2003   $551,000(1)       --           --             --         1,480,000        --           --

Grazyna B.
Wnuk, VP and   2003   $232,000(2)       --           --             --            --            --           --
Secretary      2003   $220,500(2)       --           --             --          606,000         --           --


(1) Mr. Lewis S. Schiller's salary for 2004 and 2003 is pursuant to his employment agreement which was executed in 2001. His annual salary for years prior to 2001 was accrued at $250,000 which was approved by the Board of Directors effective July 1, 1999. None of Lewis S. Schiller's salary has been paid to him since April of 1999 and all such unpaid amounts are accrued as an expense in our consolidated financial statements.

(2) Ms. Wnuk's salary for 2004 and 2003 is pursuant to her employment agreement which was executed in 2002. Approximately $66,000 of Ms. Wnuk's salary has been paid to her since April of 1999 and all such unpaid amounts are accrued as an expense in our consolidated financial statements.

Option/SAR Grants in 2004
-------------------------

         None of our officers received options during 2004.

Aggregated Option/SAR Exercises in Last Year and Year-end Option/SAR Values
---------------------------------------------------------------------------

         The following table presents information regarding the unexercised options to purchase shares of our common stock held by our executive officers who are included in the preceding summary compensation table as of December 31, 2003.

-------------------- --------------- ------------ ------------------------------ --------------------------------
                                                      Number of Securities            Value of Unexercised
                                                     Underlying Unexercised       In-the-Money Options/SARs at
                                                  Options/SARs at Year End (#)            Year End ($)
                         Shares         Value
                      Acquired on     Realized

Name                  Exercise (#)       ($)       Exercisable   Unexercisable    Exercisable    Un-exercisable
-------------------- --------------- ------------ -------------- --------------- -------------- -----------------
Lewis S. Schiller,
CEO and Chairman           -              -          800,000           -               -               -

Grazyna B. Wnuk,
VP and Secretary           -              -          800,000           -               -               -
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004 by: (i) each of our executive officers and directors; (ii) each person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; and (iii) all of our officers and directors as a group.

         Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent applicable law gives spouses shared authority. Any shares of common stock that an individual or group has the right to acquire within sixty (60) days after December 31, 2004 pursuant to the exercise of warrants or options are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed below.

                                                                            Amount and Nature of
Title of Class                     Name and address of Beneficial Owner    Beneficial Ownership(1)  Percent of Class
---------------------------------- -------------------------------------- -----------------------   -----------------

  Common Stock(2)                  Lewis S. Schiller                                 6,703,844               64%
                                   21634 Club Villa Terrace
                                   Boca Raton, FL 33433

  Common Stock(4)                  Grazyna B. Wnuk                                     481,746                5%
                                   21634 Club Villa Terrace
                                   Boca Raton, FL 33433

  Common Stock                     Officer and directors as a group                  7,185,590               69%
                                   (2 persons)

  Common Stock(3)                  The Trinity Group-I, Inc.                         6,703,804               64%
                                   21634 Club Villa Terrace
                                   Boca Raton, FL 33433
---------------------------------- -------------------------------------- ----------------------- -----------------

-----------
(1) Unless otherwise indicated, to the Company's knowledge, all persons and entities listed above have sole voting and investment power with respect to their voting shares, except to the extent applicable law gives spouses shared authority.

(2) Includes 40 shares directly owned by Lewis S. Schiller, and 6,703,804 shares beneficially owned by The Trinity Group-I, Inc. The Trinity Group-I, Inc. is wholly owned by Lewis S. Schiller and, accordingly, Mr. Schiller may be deemed to be the beneficial owner of The Trinity Group-I, Inc. As a result, Mr. Schiller's beneficial ownership includes 1,000 shares of Series A Preferred Stock, 14,815 shares of Series B. Preferred Stock, 75,000 shares of Series D Preferred Stock and 5,703,804 shares of Common Stock owned by The Trinity Group-I, Inc. which are the same shares presented in the table as beneficially owned by The Trinity Group-I, Inc. It does not include the effect of a warrant to purchase 800,000 shares of Common Stock for $2.50 per share which as of December 31, 2004 the exercise price of which is considerably above the market price for the Common Stock. None of the shares of Series A Preferred Stock, Series B Preferred Stock or Common Stock is held jointly by The Trinity Group-I, Inc and Mr. Schiller.

(3) Includes 54 shares directly owned by The Trinity Group-I, Inc., 3,703,750 shares from the assumed conversion of the Series B Preferred Stock and 3,000,000 shares from the assumed conversion of the Series D Preferred stock. The Trinity Group-I, Inc. holds 14,815 shares of Series B Preferred Stock. Each shares of Series B Preferred Stock is convertible into such shares as calculated by dividing $100 by the lowest price that the Common Stock trades during the period that the Series B Preferred Stock is outstanding which as of December 31, 2004 was $0.40. As of December 31, 2004 the Series B Preferred Stock held by The Trinity Group-I, Inc. is convertible into 3,703,750 shares of Common Stock [(100 / $0.0016) * 14,815 = 3,703,750]. The Trinity Group-I, Inc. holds 75,000 shares of Series D Preferred Stock of which each share is convertible into 40 shares of Common Stock. The Trinity Group-I, Inc. is wholly owned by Lewis S. Schiller and accordingly, Mr. Schiller is the natural person considered to be the beneficial owner of The Trinity Group-I, Inc. As a result, all of the shares of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock and Common Stock presented in the table as beneficially owned by The Trinity Group-I, Inc. are also included in the table as shares beneficially owned by Mr. Schiller. None of the shares of Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock or Common Stock IS held jointly by The Trinity Group-I, Inc and Mr. Schiller.

(4) Includes 496 shares directly owned by Grazyna B. Wnuk, 181,250 shares from the assumed conversion of the Series B Preferred Stock and 300,000 shares from the assumed conversion of the Series D Preferred Stock. The Grazyna B. Wnuk holds 725 shares of Series B Preferred Stock. Each shares of Series B Preferred Stock is convertible into such shares as calculated by dividing $100 by the lowest price that the Common Stock trades during the period that the Series B Preferred Stock is outstanding which as of December 31, 2004 was $0.40. As of December 31, 2004 the Series B Preferred Stock held by Grazyna B. Wnuk is convertible into 181,250 shares of Common Stock [(100 / $0.40) * 725 = 181,250]. Grazyna B. Wnuk holds 7,500 shares of Series D Preferred Stock of which each share is convertible into 40 shares of Common Stock. It does not include the effect of a warrant to purchase 800,000 shares of Common Stock for $2.50 per share which as of December 31, 2004 the exercise price of which is considerably above the market price for the Common Stock.

Item 12. Certain Relationships and Related Transactions.

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Carol Schiller, the wife of Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2004 aggregated approximately $701,000. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2004 $878,000 of such interest remains unpaid. Interest expense on related party notes was $98,000 for 2004 and $107,000 for 2003.

         As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 30,000 shares of Common Stock, representing $50 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B 8% Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B Preferred Stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B Preferred Stock has been outstanding.

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received loans of $335,000 from nonaffiliated lenders. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 5,747 shares of the Company's series B 8% voting redeemable convertible preferred stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the series B preferred stock has been outstanding. As of September 3, 2003 each share of series B preferred stock was convertible into 190 shares of common stock. Trinity defaulted on all of such loans and the 5,747 shares of pledged series B preferred stock held by the lenders were converted into 948,762 shares of common stock and were transferred to the lenders.

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

         In addition, during 2003, Trinity converted an aggregate of 1,560 shares of Series B Preferred Stock into an aggregate of 156,000 shares of common stock.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 36,028 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

         On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 40 shares of common stock. Grazyna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock.

Item 13. Exhibits and Reports on Form 8-K.

         See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

Item 14. Principal Accountants Fees and Services.

         During 2004 and 2003, we were billed the following fees by MOORE STEPHENS, P.C.:

                                   2004           2003
                                  ------         ------
         Audit Fees              $50,000        $16,000
         Tax Fees                      -              -
         Other Fees                    -              -
                                  ------         ------
                                 $50,000        $16,000
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

SECURE TECHNOLOGIES GROUP, INC.

/S/ Lewis S. Schiller,
Chief Executive Officer
April 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Lewis S. Schiller,
Chief Executive Officer,
  Chairman of the Board,
  President,
  Director and
  Chief Accounting Officer

April 13, 2005


/S/ Grazyna B. Wnuk,
Secretary, Vice-President and Director
April 13, 2005

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

Exhibit 31.1

                        SECURE TECHNOLOGIES GROUP, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

              CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER

            In connection with this annual report on Form 10-KSB of Secure Technologies Group, Inc. for the year ended December 31, 2004, I, Lewis S. Schiller, Chief Executive Officer and Chief Accounting Officer of Secure Technologies Group, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

           1. this Form 10-KSB for the year ended December 31, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2. the information contained in this Form 10-KSB for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Secure Technologies Group, Inc..

/S/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
April 13, 2005

Exhibit 31.2

                        SECURE TECHNOLOGIES GROUP, INC.
                SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

              CHIEF EXECUTIVE OFFICER AND CHIEF ACCOUNTING OFFICER

I, Lewis S. Schiller, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Secure Technologies Group, Inc.;

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

/S/ Lewis S. Schiller,
Chief Executive Officer and Chief Accounting Officer
April 13, 2005

Exhibit (99.3)

Financial Statements and Supplementary Data

The following exhibit comprises the Financial Statements and Supplementary Data as specified by Item 7 of Part II of Form 10-KSB.






                                       20
<PAGE<

                Secure Technologies Group, Inc. and Subsidiaries
                        Consolidated Financial Statements
                                December 31, 2004

                                    Unaudited

--------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------
As of December 31, 2004

-----------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                      $      10,000
-----------------------------------------------------------------------------------------------------------
Total current assets                                                                             10,000
-----------------------------------------------------------------------------------------------------------
Furniture, Fixtures and Equipment:
  Furniture, fixtures and equipment, cost                                                        90,000
  Less accumulated depreciation                                                                 (90,000)
-----------------------------------------------------------------------------------------------------------
    Net furniture, fixtures and equipment                                                             -
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $      10,000
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY

-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                        $   2,075,000
  Accrued payroll and payroll taxes, executive officers                                         250,000
  Notes payable                                                                                 385,000
  Notes payable executive officers, including interest                                          243,000
  Notes payable, related parties, including accrued interest                                    336,000
  Other current liabilities                                                                     655,000
  Current liabilities of discontinued segments (see Note 10)                                  1,211,000
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 5,155,000
-----------------------------------------------------------------------------------------------------------

   Deferred executive salaries                                                                3,196,000
   Notes payable executive officers, including interest                                       1,000,000
-----------------------------------------------------------------------------------------------------------
    Total long-term debt                                                                      4,196,000
-----------------------------------------------------------------------------------------------------------

   Commitments and contingencies (see Note 9 and 10)

CAPITAL DEFICIENCY

-----------------------------------------------------------------------------------------------------------
  Preferred stock, $.01 par value; 5,000,000 shares authorized; 1,000
    Series A preferred shares issued, outstanding; 15,540 Series B preferred shares issued and outstanding and 72,500 shares of Series D
    preferred stock as of December 31, 2004                                                   2,128,000
  Common stock, $.01 par value; 750,000,000 shares authorized;
    749,715,948 shares issued and outstanding as of December 31, 2004                                 -*
  Additional paid-in capital, common stock                                                   35,659,000
  Accumulated deficit                                                                       (47,128,000)
-----------------------------------------------------------------------------------------------------------
    Capital deficiency                                                                       (9,341,000)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                  $      10,000
-----------------------------------------------------------------------------------------------------------
* - Less than $1,000

See Notes to Unaudited Consolidated Interim Financial Statements.

--------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Operations

-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2004            2003
-----------------------------------------------------------------------------------------------------------

Revenues                                                                   $      26,000   $      36,000
-----------------------------------------------------------------------------------------------------------
Write-off impaired assets                                                      2,451,000               -
General and administrative expenses                                            2,114,000       2,062,000
Compensation expense from issuance of stock options                              595,000       4,042,000
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                       5,160,000       6,104,000
-----------------------------------------------------------------------------------------------------------
Operating loss                                                                (5,134,000)     (6,068,000)
Other income                                                                           -          19,000
Interest expense, related parties                                                (98,000)       (107,000)
-----------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (5,232,000)     (6,156,000)
Discontinued Operations: (See Note 10)
(Loss) gain on disposal of discontinued segments                                       -          (9,000)
Gain (loss) from operations of discontinued segments                                   -          13,000
-----------------------------------------------------------------------------------------------------------
Net loss                                                                   $  (5,232,000)  $  (6,152,000)
-----------------------------------------------------------------------------------------------------------

Loss per share computation- basic and diluted:

  Loss from continuing operations                                          $  (5,232,000)  $  (6,156,000)
  Less dividends on preferred shares                                            (120,000)       (127,000)
-----------------------------------------------------------------------------------------------------------
  Loss from continuing operations attributable to common
  stockholders                                                                (5,352,000)     (6,283,000)
  (Loss) gain on disposal of discontinued segments                                     -          (9,000)
  Income (loss) from operations of discontinued segments                               -          13,000
-----------------------------------------------------------------------------------------------------------
  Net loss available to common stockholders                                $  (5,352,000)  $  (6,279,000)
-----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                            2,998,864       2,432,316
-----------------------------------------------------------------------------------------------------------

Loss per common share - basic and diluted:

  Loss from continuing operations                                                 ($1.78)         ($2.59)
  (Loss) gain on disposal of discontinued segments                                     -           (0.01)
  Income (loss) from operations of discontinued segments                               -            0.01
-----------------------------------------------------------------------------------------------------------
  Net loss                                                                        ($1.78)         ($2.59)
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2004            2003
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
Loss from continuing operations                                             $ (5,232,000)   $ (6,156,000)
(Loss) gain on disposal of discontinued segments                                       -          (9,000)
-----------------------------------------------------------------------------------------------------------
                                                                              (5,232,000)     (6,165,000)
Adjustments to reconcile loss from continuing operations to
 net cash - continuing operations:
    Loss (gain) on disposal of segments                                                -           9,000
    Depreciation and amortization                                                184,000         245,000
    Write-off impaired assets                                                  2,451,000               -
    Non cash expense from issuance of stock options and
     stock purchase warrants                                                     595,000       4,042,000
    Other adjustments                                                                  -               -
    Changes in assets and liabilities:
      Other assets                                                                     -               -
      Accounts payable                                                           597,000         178,000
      Accrued payroll                                                            780,000         772,000
      Accrued interest expense, related parties                                   98,000          97,000
      Other current liabilities                                                   64,000         (27,000)
-----------------------------------------------------------------------------------------------------------
Net cash-continuing operations                                                  (463,000)       (849,000)
-----------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                             -          13,000
Adjustments to reconcile loss from operations of discontinued
  segments to net cash - discontinued operations:
    Changes in the reserve for obsolete and slow moving
     inventory                                                                         -               -
    Depreciation and amortization                                                      -               -
    Non cash expense from issuance of stock options                                    -               -
    Impairment charge                                                                  -               -
    Bad debt expense                                                                   -               -
    Net change in other assets and liabilities                                         -          (5,000)
-----------------------------------------------------------------------------------------------------------
Net cash-discontinued operations                                                       -           8,000
-----------------------------------------------------------------------------------------------------------
Net cash - operating activities                                                 (463,000)       (841,000)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
Other investing activities                                                        (8,000)              -
-----------------------------------------------------------------------------------------------------------
  Net cash - investing activities                                                 (8,000)              -
-----------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
Loans from related parties                                                        96,000         718,000
Repayments on related party loans                                                      -        (229,000)
Proceeds from exercise of stock options                                                -         352,000
Issuance of notes payable                                                        385,000               -
-----------------------------------------------------------------------------------------------------------
  Net cash - financing activities                                                481,000         841,000
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                                10,000               -
Cash - Beginning of period                                                             -               -
-----------------------------------------------------------------------------------------------------------
Cash - End of period                                                        $     10,000    $          -
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-----------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                       $         -   $    10,000
Income Taxes                                                                   $         -   $         -
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                     continued

--------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
Year Ended December 31, 2004 and 2003

--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Year Ended December 31, 2004
----------------------------

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

Year Ended December 31, 2003
----------------------------

         On various dates during 2003, the Company issued stock options, stock purchase warrants and stock grants resulting in non cash stock compensation expense of $4,042,000.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 36,028 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

------------------------------------------------------------------------------------------------------------------------------------
                                         Secure Technologies Group, Inc. and Subsidiaries
                                 Unaudited Consolidated Statement of Changes in Capital Deficiency
                                              For the Years Ended December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Preferred               Additional
                             Preferred                 Preferred        Stock in    Common        Paid-in   Accumulated
                                Shares  Common Shares        Par   Excess of par       Par        Capital       Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2003                       16,540      2,998,864     $   -  *    $1,554,000    $    -   $35,064,000  ($41,776,000) ($5,158,000)
Issuance of stock
 purchase warrants                   -              -         -                -         -       595,000             -      595,000
Issuance of Series
 D Preferred stock
 in wxchange for
 related party debt
 and salaries                   82,500              -         -  *       574,000         -             -             -      574,000
Issuance of Series
 D Preferred stock for
 related to debt issuance        8,250              -         -  *             -         -             -             -            -
Accrued dividends on
 preferred stock                     -              -         -                -         -             -      (120,000)    (120,000)
Net loss for the year
 ended December 31, 2004             -              -         -                -         -             -    (5,232,000)  (5,232,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2004                         114,040      2,998,864     $   -  *    $2,128,000    $    -   $35,659,000  ($47,128,000) ($9,341,000)
------------------------------------------------------------------------------------------------------------------------------------

* - Less than $1,000

See notes to consolidated financial statements.

-------------------------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
       Unaudited Consolidated Statement of Changes in Capital Deficiency
                     For the Years Ended December 31, 2003
-------------------------------------------------------------------------------------------------
                                                                         Preferred
                            Preferred                Preferred            Stock in
                                Shares Common Shares        Par      Excess of par   Common Par
-------------------------------------------------------------------------------------------------
Balance at December 31,
  2002                          18,100       615,661      $   -  *      $1,710,000       $   -*
Issuance of stock options
  and warrants                       -             -          -                  -            -
Stock issued for repayment
  of notes payable                   -        36,028          -                  -           -*
Issuance of stock grants             -     1,171,996          -                  -           -*
Exercise of stock options            -        70,417          -                  -           -*
Conversion of related
  party debt into shares
  of series B preferred
  stock                          5,747             -          -  *         575,000            -
Conversion of series B
  preferred stock               (7,307)     1,104,762          -  *       (731,000)            -
Accrued dividends on
  preferred stock                    -             -          -                  -            -
Net loss for the year
   ended December 31, 2003           -             -          -                  -            -
-------------------------------------------------------------------------------------------------
Balance at December 31,
  2003                          16,540     2,998,864      $   -  *      $1,554,000        $   -
-------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
       Unaudited Consolidated Statement of Changes in Capital Deficiency
                     For the Years Ended December 31, 2003
--------------------------------------------------------------------------------------------------------------
                                 Additional
                                    Paid-in     Accumulated                   Subscriptions
                                    Capital         Deficit      sub-total       Receivable         Total
--------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2002                          $30,725,000    ($35,497,000)    ($3,062,000)        ($775,000)   ($3,837,000)
Issuance of stock options
  and warrants                    1,896,000               -       1,896,000           775,000     2,671,000
Stock issued for repayment
  of notes payable                   32,000               -          32,000                 -        32,000
Issuance of stock grants          1,568,000               -       1,568,000                 -     1,568,000
Exercise of stock options           352,000               -         352,000                 -       352,000
Conversion of related
  party debt into shares
  of series B preffered
  stock                            (240,000)              -         335,000                 -       335,000
Conversion of series B
  preferred stock                   731,000               -               -                 -             -
Accrued dividends on
  preferred stock                         -        (127,000)       (127,000)                -      (127,000)
Net loss for the year
   ended December 31, 2003                -      (6,152,000)     (6,152,000)                -    (6,152,000)
--------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2003                          $35,064,000    ($41,776,000)    ($5,158,000)     $          -   ($5,158,000)
--------------------------------------------------------------------------------------------------------------

* - Less than $1,000

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
                Secure Technologies Group, Inc. and Subsidiaries
              Unaudited Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003
--------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Organization

         On June 6, 2000 secure technology Group, Inc. (formerly The Finx Group, Inc.) was organized as a Delaware corporation. Effective June 30, 2000, Fingermatrix, Inc., the predecessor company was merged into Secure Technologies, Inc. Secure Technologies, Inc. has controlling interests in Secured Portal Systems, Inc., which was incorporated in Delaware on August 11, 1999, and Granite Technologies Acquisition Corp., which was incorporated in Delaware on May 15, 2001. Throughout this document Secure Technologies Group, Inc. and its subsidiaries may be collectively referred to as "Secure Technologies", the "Company" or the "Registrant".

Nature of Operations

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

         As an inducement to obtain the Georal license and in exchange for 1,000,000 common stock shares of GIL, in September 1999, the Company issued to Alan J. Risi preferred shares which were converted into 4,200 shares of common stock in July of 2002.

         On December 11, 2001, the GIL 2001 security door received certification by the U.S. State Department. On February 21, 2002, the Georal license was amended to expand the categories of customers for which the Company has the exclusive marketing right to include all financial institutions around the world with the Company also receiving a right of first refusal to be the exclusive distributor for sales to any governmental body which the Company does not have exclusive marketing rights. As consideration for the amendment entered into on February 21, 2002, the Company issued to Alan Risi 40,000 shares of series D 2% convertible preferred stock that was converted into 16,000 shares of common stock. On May 16, 2002, the Georal license for the Georal security systems was further amended whereby the exclusive distribution agreement was expanded to give the Company additional exclusive world wide sales and marketing rights. As consideration for the amendment entered into on May 16, 2002, the Company issued to Alan Risi 60,000 shares of its series C 2% convertible preferred stock which were converted into 24,000 shares of common stock. On September 9, 2002, the Georal license was further expanded to provide the Company with additional exclusive marketing rights. As consideration for this amendment, the Company issued to Alan Risi 100,000 shares of its series C preferred stock which were converted into 40,000 shares of common stock. On October 16, 2002, the Company issued to Alan Risi an additional 250,000 shares of its series C preferred stock for an amendment to the Georal license which provided the Company with participation rights in certain maintenance revenue generated by Georal and extended the term of the agreement an additional five years, to September 18, 2014. Using the Black-Scholes option valuation formula, the convertible preferred stock was valued at $2.98 million.

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

            As of December 31, 2004, the Company has written-off the value of the license agreement and the value of its investment in the the GIL shares.

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

Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has a history of net losses for the two years ended December 31, 2004 and as of December 31, 2004 has a working capital deficiency of $4.19 million and a capital deficiency of $9.34 million. During 2004 and 2003 the Company has relied on financial support from its controlling stockholder, Trinity Group-I, Inc. ("Trinity") and other related parties and since September 25, 2001 has compensated its employees and key consultants with stock options of which some were registered on Form S-8. Management is currently seeking additional financing; however no assurances can be made that such financing will be consummated. The continuation of the Company as a going concern is dependent upon its ability to obtain financing, and to use the proceeds from any such financing to increase its business to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that would result should the Company be unable to continue as a going concern.

Principles of Consolidation

         The consolidated financial statements include the accounts of Secure Technologies and its subsidiaries for which it has direct voting control or effective control. All material intercompany balances and transactions are eliminated in consolidation.

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

Cash

         The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company has no such investment at December 31, 2004.

Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the useful lives of the assets, which range from three to seven years. Improvements that extend the useful lives of the assets are capitalized while costs of repairs and maintenance are charged to expense as incurred. As of December 31, 2004, the Company's furniture, fixtures and equipment, having a cost basis of $90,000 are fully depreciated.

Impairment

         Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company wrote-off the value of its exclusive license and the value of certain restricted securities.

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

Basic and Diluted Loss Per Share

         Basic and diluted per share results for all periods presented were computed based on the net earnings or loss allocated to the common stock for the respective periods. The weighted average number of shares of common stock outstanding during the period was used in the calculation of basic earnings
(loss) per share. In accordance with FAS 128, "Earnings Per Share," the weighted average number of shares of common stock used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method and the assumed conversion of convertible preferred stock only if an entity records earnings from continuing operations (i.e., before discontinued operations), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. As a result of the Company recording a loss from continuing operations for 2004 and 2003, the average number of common shares used in the calculation of diluted loss per share have not been adjusted for the effects of 7,369,440 potential common shares from unexercised stock options and warrants and 7,515,000 potential common shares from unconverted preferred shares. Such warrants, options, and shares of convertible preferred stock may dilute earnings per share in the future.

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

Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash. The Company places its cash with high quality financial institutions and as of December 2004 does not have any deposits with financial institutions in excess of federally insured limits.

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

         As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 30,000 shares of Common Stock, representing $50 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B 8% Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B Preferred Stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B Preferred Stock has been outstanding.

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received loans of $335,000 from nonaffiliated lenders. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 5,747 shares of the Company's series B 8% voting redeemable convertible preferred stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the series B preferred stock has been outstanding. As of September 3, 2003 each share of series B preferred stock was convertible into 190 shares of common stock. Trinity defaulted on all of such loans and the 5,747 shares of pledged series B preferred stock held by the lenders were converted into 948,762 shares of common stock and were transferred to the lenders.

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

         In addition, during 2003, Trinity converted an aggregate of 1,560 shares of Series B Preferred Stock into an aggregate of 156,000 shares of common stock.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 36,028 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

         On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 40 shares of common stock.

         Total unpaid and outstanding advances from such related parties as of December 31, 2004 aggregated $701,000. Interest accrued on all such notes is calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2004 $878,000 of such interest remains unpaid. Interest expense on related party notes was $98,000 and $107,000 for 2004 and 2003, respectively. The Company's chief executive officer has deferred payment of $1,000,000 of such amounts until January 1, 2006 and accordingly, such amount is classified as long-term debt as of December 31, 2004.

3. Notes Payable, Other

         During 2004, the Company received a loans totaling $385,000. The loans are demand notes and total payments including principal and imputed interest are $$493,000 as of December 31, 2004. In connection with the issuance of the loans the Company issued to the note holders warrants to purchase an aggregate of 1,020,000 shares of common stock at a price of $2.50 per share and 8,250 shares of Series D Preferred Stock convertible into 300,000 shares of common stock.

4. Deferred Executive Salaries

         The Company's chief executive officer has agreed to defer his accrued and unpaid salary until January 1, 2006 and as a result $3,196,000 of such salaries are classified as long-term liability

5. Capital Stock

         The Company has authorized 150,000,000 shares of $.0001 par value Common Stock. As of December 31, 2004, the Company has 2,998,864 shares issued and outstanding. The Company has not declared dividends on its Common Stock.

         The Company has authorized 5,000,000 of preferred stock. Dividends accrued on the Company's preferred stock aggregated $582,000 as of December 31, 2004 of which $120,000 was accrued during 2004 and $127,000 was accrued during 2003.

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

Series B 8% Voting Redeemable Convertible Preferred Stock

         As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 30,000 shares of Common Stock, representing $50 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B 8% Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B Preferred Stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B Preferred Stock has been outstanding.

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received loans of $335,000 from nonaffiliated lenders. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 5,747 shares of the Company's series B 8% voting redeemable convertible preferred stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the series B preferred stock has been outstanding. As of September 3, 2003 each share of series B preferred stock was convertible into 190 shares of common stock. Trinity defaulted on all of such loans and the 5,747 shares of pledged series B preferred stock held by the lenders were converted into 948,762 shares of common stock and were transferred to the lenders.

         At the time of each of the loans to Trinity by the non-affiliated lenders, Trinity lent the Company a substantial portion of the principal amount of the loan at 9% interest. Trinity defaulted on its loans to the lenders as a result of the Company's default on its loan to Trinity. When the lenders called the note and foreclosed on the collateral, Trinity cancelled the Company's note to it in exchange for shares of series B preferred stock equal to the number of such shares as Trinity transferred to the lenders. As a result of the defaults by the Company and Trinity, the Company issued to Trinity 5,747 shares of series B preferred stock, which is the same number of shares as Trinity converted and transferred to the lenders. As of December 31, 2004, 15,540 shares of Series B preferred stock are outstanding which can be converted into an aggregate of 3,885,000 shares of common stock. Each share of Series B Preferred Stock entitles the holder to annual dividends at the rate of 8% of $100 per share.

Series D Convertible Preferred Stock

         On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 40 shares of common stock. Grazyna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock. In October 2004, in connection with a loan to the Company, the Company issued to the note holder 8,250 shares of shares of Series D Convertible Preferred Stock that are convertible into an aggregate of 300,000 shares of Common Stock. In connection with the transaction, the Company issued shares of Series D Convertible Preferred Stock that are convertible into 30,000 shares of Common Stock in payment of a finder's fee. The Series D Convertible Preferred Stock votes alongside of common stock on an if converted basis regardless of whether there is common shares available for conversion at the time of any vote. As of December 31, 2004 the series D Preferred Stock is convertible into 2,630,000 shares of common stock. The conversion period for the Series D Convertible Preferred stock does not have an expiration date.

6. Warrants

         On November 17, 2003, the Company issued warrants to purchase an aggregate of 5,030,000 shares of Common Stock at an exercise price of $2.50 per share resulting in stock compensation expense of $977,000. On July 29, 2004, the Company issued additional warrants to purchase an aggregate of 2,339,440 shares of Common Stock at an exercise price of $2.50 per share resulting in stock compensation expense of $594,984. As of December 31, 2004, there are warrants outstanding to purchase an aggregate of 7,369,440 shares of common stock at an exercise price of $2.50 per share.

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

         For purposes of calculating the pro forma expense under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options granted:

-------------------------------- ---------------- ---------------------
                                            2004                  2003
                                            ----                  ----
Dividend yield                              0.0%                  0.0%
-------------------------------- ---------------- ---------------------
Expected volatility                      144.34%               144.34%
-------------------------------- ---------------- ---------------------
Risk-free interest rate                     6.0%                  6.0%
-------------------------------- ---------------- ---------------------
Expected life of options                 3 years               3 years
-------------------------------- ---------------- ---------------------

         The Company's pro forma information for the years ended December 31, 2004 and 2003 is as follows:

                                                                                   2004             2003
-----------------------------------------------------------------------------------------------------------
Net loss as reported                                                      $  (5,352,000)   $  (6,152,000)
Deduct:  Amount by which stock- based employee compensation
  as determined under fair value based method for all
  awards exceeds the compensation as determined under the
  intrinsic value method                                                              -         (593,000)
-----------------------------------------------------------------------------------------------------------
Pro forma net loss under FAS No. 123                                      $  (5,352,000)   $  (6,745,000)
-----------------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share:

As reported                                                                       (1.78)           (2.59)
Pro forma under SFAS No. 123                                                      (1.78)           (2.84)
-----------------------------------------------------------------------------------------------------------

         The following table summarizes the Company's fixed stock purchase warrants and options for 2004 and 2003.

---------------------------------------------------- -------------- ----------------- -------------- -----------------
                                                                          2004                             2003
                                                                        Weighted                         Weighted
                                                         2004           Average           2003           Average
                                                        Shares       Exercise Price      Shares       Exercise Price
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at beginning of year                         5,030,000       $2.50              179,446       $37.50
Granted                                                  2,339,440       $2.50            6,912,413       $2.50
Exercised                                                        -         -            (1,242,413)       $10.00
Forfeited/Expired                                                -         -                  (200)       $37.50
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Outstanding at end of year                               7,369,440       $2.50            5,849,246       $2.50
---------------------------------------------------- -------------- ----------------- -------------- -----------------

Options exercisable at year end                          7,369,440       $2.50            5,849,246       $0.05
---------------------------------------------------- -------------- ----------------- -------------- -----------------
Weighted-average fair value of options granted
during the year                                              $0.25                              $10
---------------------------------------------------- -------------- ----------------- -------------- -----------------

         As of December 31, 2004, the Company has outstanding warrants to purchase 7,369,440 shares of Common Stock at a price of $2.50 per share having a weighted-average remaining contractual life of 3.176 years.

7. Related Party Transactions

         The Company and its subsidiaries incur interest expense on advances from Lewis S. Schiller advances from The Trinity Group-I, Inc., advances from Universal International, Inc., a company owned by Grazyna B. Wnuk, advances from Grazyna B. Wnuk, a loan from E. Gerald Kay, a former director, and advances from Carol Schiller, the wife of Lewis S. Schiller. Total unpaid and outstanding advances from such related parties as of December 31, 2004 aggregated approximately $701,000. Interest accrued on such notes is generally calculated at 9% (which is the weighted average interest rate at the balance sheet date) and as of December 31, 2004 $878,000 of such interest remains unpaid. Interest expense on related party notes was $98,000 for 2004 and $107,000 for 2003.

         As of May 7, 2001, Trinity had advanced the Company approximately $3.7 million in order to fund its operations. On May 7, 2001, Trinity exchanged $1.5 million of such related party debt for 30,000 shares of Common Stock, representing $50 per share, the fair market value of the Common Stock on May 7, 2001 and exchanged an additional $2 million of related party debt into 20,000 shares of Series B 8% Voting Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") whereby each share of Series B Preferred Stock represents $100 of exchanged related party debt and each share of Series B Preferred Stock is convertible into shares of Common Stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the Series B Preferred Stock has been outstanding.

         From April 7, 2003 through August 4, 2003, Trinity entered into four separate loan agreements pursuant to which it received loans of $335,000 from nonaffiliated lenders. Substantially all of such funds were advanced by Trinity to the Company. Pursuant to the loan agreements, Trinity pledged an aggregate of 5,747 shares of the Company's series B 8% voting redeemable convertible preferred stock owned by Trinity. Each share of Series B preferred stock is convertible into shares of common stock as calculated by dividing $100 by the lowest price that the Company's shares of Common Stock have traded during the period that the series B preferred stock has been outstanding. As of September 3, 2003 each share of series B preferred stock was convertible into 190 shares of common stock. Trinity defaulted on all of such loans and the 5,747 shares of pledged series B preferred stock held by the lenders were converted into 948,762 shares of common stock and were transferred to the lenders.

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

         In addition, during 2003, Trinity converted an aggregate of 1,560 shares of Series B Preferred Stock into an aggregate of 156,000 shares of common stock.

         On March 17, 2003, the Company issued to Grazyna B. Wnuk, an officer and director, 36,028 shares of its common stock in payment for expenses of $34,000, which she paid on behalf of the Company, the approximate value of the shares issued.

         On July 29, 2004, Lewis S. Schiller and The Trinity Group-I, Inc. converted $500,000 of debt obligations into 50,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 40 shares of common stock. Grazyna B. Wnuk converted $75,000 of accrued salary into 7,500 shares of Series D Convertible Preferred Stock.

8. Income Taxes

         The Company, as of December 31, 2004, has available approximately $55.1 million of net operating loss carry forwards to reduce future Federal and state income taxes, representing a net deferred tax asset of approximately $19.3 million. Based upon the level of historical tax losses, the Company has established a valuation allowance against the entire net deferred tax asset. This represents a decrease in the valuation allowance of approximately $100,000 from December 31, 2003. In addition, the Company has available investment tax credit and research tax credit carry forwards in excess of $500,000. However, it is not currently probable that the related deferred tax assets will be realized by reducing future taxable income during the carry forward period and as such, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to the net operating loss and tax credits. The net operating loss carry forwards expire as follows:

------------------------------------- -----------------------------------
Year of expiration                      Net operating loss carry forward
------------------------------------- -----------------------------------
  2005                                                         2,207,000
  2006                                                         3,144,000
  2007                                                         3,023,000
  2008                                                         2,044,000
  2009                                                         1,851,000
  2010                                                         2,050,000
  2011                                                         3,171,000
  2012                                                           194,000
  2018                                                         1,080,000
  2019                                                         1,319,000
  2020                                                         8,261,000
  2021                                                        11,176,000
  2022                                                         4,177,000
  2023                                                         6,152,000
  2024                                                         5,232,000
------------------------------------- -----------------------------------
                                                             $55,081,000
------------------------------------- -----------------------------------

Pursuant to section 382 of the Internal Revenue Code, the annual utilization of these loss carry forwards is limited as a result of the changes in stock ownership, which have occurred during 2004 and 2003, and may be further limited if substantial changes in the Company ownership were to occur.

9. Commitments and Contingencies

Operating Leases

         As of December 31, 2004, the Company does not have any operating leases with firm commitments extending beyond one year. All of its current premises are leased on a month to month basis and as of December 31, 2004 such monthly lease payments approximated $500 per month.

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

10. Discontinued Operations

         On June 30, 2003, the Company transferred its 51.1% ownership in FMX Corp. ("FMX") to Michael Schiller, who owned the remaining 49.9% of FMX. Michael Schiller is the brother of Lewis S. Schiller; however, Lewis S. Schiller has no direct or indirect equity interest in FMX. Since its inception, FMX has had no operating activities and all but $25,000 of its liabilities was a note payable to the Company. As a result of the disposal of FMX, the Company recorded a loss on disposal of $9,000 during 2003. The Company continues to have contingent obligations relating to the discontinued operations, principally withholding tax liabilities of an aggregate of $1,211,000, of which $550,000 related to the operations of Sequential and S-Tech which were sold in 2002.. In certain cases, the Company retained intellectual property rights; however, those rights have been fully expensed.

11. New Authoritative Pronouncements

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The adoption of FIN 46 or FIN 46R did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149") was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial position or results of operations.

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

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 - Inventory Pricing". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively.

         The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB

Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities that are small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Currently the Company recognizes the expense of options, or similar instruments, issued to employees using the intrinsic value based method. The Company is evaluating the impact this statement may have on its financial statements.